Form 10-Q
period 1996-06-30
DIALYSIS CORP OF AMERICA
filed 1996-08-13
CIK 201653

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number 0-8527
                       ------

                        DIALYSIS CORPORATION OF AMERICA
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                    59-1757642
- ---------------------------------------------         -----------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

2337 West 76th Street, Hialeah, Florida                        33016
- ---------------------------------------                    ------------
(Address of principal executive offices)                    (Zip Code)

                                 (305) 364-1308
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
       -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x  or No
    ---       ---

Common Stock Outstanding

     Common Stock, $.01 par value --3,582,844 shares as of  July 31, 1996.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                     INDEX

PART I  --  FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 1996 and June 30, 1995 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements

         1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1996 and June 30, 1995.

         2) Consolidated Condensed Balance Sheets as of June 30, 1996 and December 31, 1995.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                       PART I  --  FINANCIAL INFORMATION

Item 1.  Financial Statements



                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                           JUNE 30,
                                                         1996             1995              1996            1995
                                                      ----------       ----------        ----------      ----------
 Revenues:
   Medical service revenue                            $  977,946       $  455,910        $1,871,025      $  897,199
   Interest and other income                              68,673          101,629           106,495         223,867
                                                      ----------       ----------        ----------      ----------
                                                       1,046,619          557,539         1,977,520       1,121,066
 Cost and expenses:
   Cost of medical services                              604,586          332,518         1,233,500         588,060
   Selling, general and administrative expenses          376,553          246,515           749,641         477,900
   Interest expense                                       23,162           15,657            41,855          31,318
                                                      ----------       ----------        ----------      ----------
                                                       1,004,301          594,690         2,024,996       1,097,278
                                                      ----------       ----------        ----------      ----------
 (Loss) income before income taxes
   and minority interest                                  42,318          (37,151)          (47,476)         23,788

 Income tax provision                                     10,000                             10,000
                                                      ----------       ----------        ----------      ----------

 (Loss) income before minority interest                   32,318          (37,151)          (57,476)         23,788

 Minority interest in loss (income) of
   consolidated subsidiary                                (2,734)           8,716             2,411          13,236
                                                      ----------       ----------        ----------      ----------

          Net (loss) income                           $   29,584       $  (28,435)       $  (55,065)     $   37,024
                                                      ==========       ==========        ==========      ==========

 Net (loss) income per common share                   $      .01       $     (.01)       $     (.02)     $      .02
                                                      ==========       ==========        ==========      ==========

 Weighted average shares                               3,334,493        2,432,844         2,883,668       2,432,844
                                                      ==========       ==========        ==========      ==========


See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         June 30,            December 31,
                                                                           1996                1995(A)
                                                                        ----------           ------------
                                                                       (Unaudited)
                            ASSETS
 Current Assets:
   Cash and cash equivalents                                            $4,632,527            $1,061,351
   Restricted cash                                                         134,893               131,889
   Accounts receivable, less allowances of $97,000 at June                 526,197               503,584
   30, 1996 and $128,000 at December 31, 1995
   Inventories                                                             111,544                88,323
   Prepaid expenses and other current assets                                78,086                21,021
                                                                        ----------            ----------
          Total current assets                                           5,483,247             1,806,168
 Property and Equipment:
     Land                                                                  168,358               168,358
     Buildings and improvements                                          1,159,640             1,158,591
     Machinery and equipment                                             1,066,146             1,041,264
     Leasehold improvements                                                265,556               264,301
                                                                        ----------            ----------
                                                                         2,659,700             2,632,514
     Less accumulated depreciation                                         733,578               637,971
                                                                        ----------            ----------
                                                                         1,926,122             1,994,543
 Deferred expenses and other assets                                         38,037               171,156
                                                                        ----------            ----------
                                                                        $7,447,406            $3,971,867
                                                                        ==========            ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable                                                     $  160,711            $  326,165
   Accrued expenses                                                        170,768               219,952
   Current portion of long-term debt                                       575,000               609,000
   Income taxes payable                                                     10,000
                                                                        ----------            ----------
          Total current liabilities                                        916,479             1,155,117

 Long-term debt, less current portion                                      133,891               151,942
 Advances from parent company                                              344,546
 Minority interest in subsidiary                                            93,556                95,967

 Commitments and Contingencies

 Stockholder's Equity
   Common stock, $.01 par value, authorized 20,000,000
     shares; issued and outstanding 3,582,844 shares at
     June 30, 1996 and 2,432,844 shares at December 31,
     1995                                                                   35,828                24,328
   Capital in excess of par value                                        3,739,655               305,997
   Retained earnings                                                     2,183,451             2,238,516
                                                                        ----------            ----------
     Total stockholders' equity                                          5,958,934             2,568,841
                                                                        ----------            ----------
                                                                        $7,447,406            $3,971,867
                                                                        ==========            ==========



(A) Reference is made to the Company's Registration Statement on Form SB-2 declared effective by the Securities and Exchange Commission in April 1996 which includes audited financial statements for the year ended December 31, 1995.

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             -----------------------------
                                                                                1996                1995
                                                                             ----------          ---------
 Operating activities:
   Net (loss) income                                                         $  (55,065)         $  37,024
     Adjustments to reconcile net (loss) income to net
       cash used in by operating activities:
       Depreciation                                                              95,607             43,957
       Amortization                                                               4,595              4,595
       Bad debt expense                                                          66,768             28,024
       Minority interest                                                         (2,411)           (13,236)
       Increase (decrease) relating to operating activities from:
         Accounts receivable                                                    (89,381)          (155,140)
         Inventories                                                            (23,221)           (10,733)
         Prepaid expenses and other current assets                              (57,065)           (10,420)
         Accounts payable                                                      (165,454)            75,517
         Accrued expenses                                                       (49,184)           (26,692)
         Income taxes payable                                                    10,000
                                                                             ----------          ---------
             Net cash used in operating activities                             (264,811)           (27,104)

     Investing activities:
       Additions to property and equipment, net of minor
         disposals                                                              (27,186)          (174,067)
       Proceeds from restricted cash                                            198,421            189,929
       Restricted cash                                                         (201,425)          (192,408)
       Deferred expenses and other assets                                       128,524           (110,607)
       Purchase portion of minority interest in subsidiary                                         (15,000)
                                                                             ----------          ---------
         Net cash provided by (used in) investing activities                     98,334           (302,153)

     Financing activities:
       Net proceeds from securities offering                                  3,445,158
       Advances from parent company                                             344,546            116,956
       Payments on long-term debt                                               (52,051)           (36,000)
                                                                             ----------          ---------
         Net cash provided by financing activities                            3,737,653             80,956
                                                                             ----------          ---------

 Increase (decrease) in cash and cash equivalents                             3,571,176           (248,301)

 Cash and cash equivalents at beginning of period                             1,061,351            686,707
                                                                             ----------          ---------

 Cash and cash equivalents at end of period                                  $4,632,527          $ 438,406
                                                                             ==========          =========


 See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

    The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 67.2% owned subsidiary of Medicore, Inc. (the "Parent"), having been 99.1% owned by the Parent until the completion of the Company's public offering. See Notes 5 and 7.

GOVERNMENT REGULATION

    Most of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INTEREST AND OTHER INCOME

    Interest and other income is comprised as follows:

                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                      -------------------             ---------------------
                                                      1996           1995             1996             1995
                                                      ----           ----             ----             ----
         Rental income                              $24,461        $ 32,691         $ 49,007         $ 81,644
         Interest income from Medicore                               60,314                           123,551
         Other interest income                       43,335           5,458           54,174           13,128
         Other                                          877           3,166            3,314            5,544
                                                    -------        --------         --------         --------
                                                    $68,673        $101,629         $106,495         $223,867
                                                    =======        ========         ========         ========

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

LONG-LIVED ASSETS

In 1996, the Company has adopted the provision of FAS 121-Accounting for the Impairment of Long-Lived Assets. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company is not aware of any significant impairment losses.

STOCK-BASED COMPENSATION

In 1996, the Company adopted the provisions of FAS 123-Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB25-Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in its annual reports in accordance with FAS 123.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 1996 and June 30, 1995 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1995.

NOTE 3--LONG TERM DEBT

In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $240,000 and $256,000 at June 30, 1996 and December 31, 1995, respectively. In December 1988, the Company also obtained a $600,000 fifteen-year mortgage through November 2003 on its building in Easton, Maryland with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $300,000 and $320,000 at June 30, 1996 and December 31, 1995, respectively. The bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1995, the Company was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements. The lender waived compliance with these covenants through December 31, 1996.

The Company has an equipment purchase agreement for kidney dialysis machines for its new facilities in Pennsylvania. Monthly payments are $4,435 commencing September 1995, including principal and interest, through June 2000 with interest at 12%. The initial principal balance of $195,130, after a down payment of $8,870, represents a noncash financing activity which is a supplemental disclosure required by SFAS 95. The remaining principal balance under this agreement amounted to approximately $169,000 and $185,000 at June 30, 1996 and December 31, 1995, respectively.

The prime rate was 8.25% as of June 30, 1996 and 8.5% as of December 31, 1995.

The carrying amount of borrowings approximate their fair value.

Interest payments on long-term above debt amounted to approximately $18,000 and $37,000 for the three months and six months ended June 30, 1996 and $16,000 and $32,000 for the same periods of the preceding year..

NOTE 4--INCOME TAXES

The Company was included in the consolidated federal and state income tax returns of the Parent until the completion of its public offering in April 1996. The Company had a net operating loss carryforward of approximately $567,000 at December 31, 1995, which was available to offset consolidated taxable income. Subsequent to the completion of the Company's public offering, the Company will file separate federal and state income tax returns with the income tax liability reflected on a separate return basis with its available net operating loss carryforwards having been utilized prior to completion of its public offering.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 4--INCOME TAXES--CONTINUED

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had deferred tax liabilities of approximately $50,000 at June 30, 1996, consisting primarily of tax over book depreciation and amortization, and deferred tax assets of approximately $50,000, consisting primarily of differences in book and tax basis of receivables.

NOTE 5--TRANSACTIONS WITH PARENT

The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $60,000 and $120,000 for the three months and six months ended June 30, 1996, and for the same periods of the preceding year.

On October 4, 1995, the Parent repaid approximately $1,000,000 of the advances due to the Company.

On November 10, 1995, the Company's Board of Directors authorized the declaration of a $1.30 per share dividend (after giving effect to a 50% stock dividend also authorized by the Board) for which the Parent's portion related to its 99.1% ownership interest in the Company amounted to approximately $3,134,000 which was paid via a reduction in the intercompany receivable from the Parent. As a result of this dividend and repayments by the Parent, the intercompany receivable from the Parent, on which the Company had been earning interest income, was repaid. The intercompany receivable from the Parent bore interest at the short-term Treasury bill rate commencing January 1, 1994. Interest on these advances amounted to $60,000 and $124,000 for the three months and six months ended June 30, 1995 and was included in the intercompany receivable from Medicore.

As of June 30, 1996, the Company had an intercompany advance payable to the Parent of approximately $345,000 which bears interest at the short-term Treasury Bill rate. Interest for the six months ended June 30, 1996 on this intercompany advance amounted to approximately $5,000 which is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to July 1, 1997 and therefore, the advances have been classified as long-term at June 30, 1996.

NOTE 6--STOCK OPTIONS

In November, 1995, the Company adopted a stock option plan for up to 250,000 options, with 203,000 options currently outstanding. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, employees and consultants. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 JUNE 30, 1996
                                  (UNAUDITED)


NOTE 7--COMMON STOCK

In April 1996, the Company completed a public offering providing it with net proceeds including the exercise of the underwriters' overallotment option of approximately $3,445,000. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Upon completion of its public offering, the Company retained the underwriter to provide financial consulting services pertaining to the Company's business, at a monthly fee of $3,000 per month for a period of 18 months, which was paid in full at the closing of the offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

         Medical service revenue increased approximately $522,000 (115%) and $974,000 (109%) for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year. The increase included the commencement of treatments at the Company's new dialysis centers in Lemoyne, Pennsylvania in June 1995 and Wellsboro, Pennsylvania in October 1995, which accounted for approximately $437,000 and $813,000 in revenues for the three months and six months ended June 30, 1996 with the new Lemoyne center having revenues of $39,000 for June 1995. Revenues attributable to the Company's Florida dialysis center increased $123,000 and $199,000 for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year. Although the new Lemoyne and Wellsboro, Pennsylvania centers are expected to result in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

         As a result of the dividend to the Parent and advance repayment by the Parent (see "Liquidity and Capital Resources below), the intercompany receivable from Medicore on which the Company had been earning interest income was repaid. Interest income from the Parent, which is included in interest and other income amounted to approximately $60,000 and $124,000 for the three months and six months ended June 30, 1995.

         Cost of medical services sales amounted to 62% and 66% for the three months and six months ended June 30, 1996, compared to 73% and 66% for the same periods of the preceding year. Increased efficiencies related to the increased revenues during the second quarter of 1996 were largely responsible for the reduction in cost of medical services during this period.

         Selling, general and administrative expenses increased approximately $130,000 (53%) and $272,000 (57%) for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year reflecting increases associated with the new Pennsylvania dialysis centers. Selling, general and administrative expenses for the three months and six months ended June 30, 1996 as a percentage of medical service revenues decreased compared to the same periods of the preceding year.

         Interest expense increased approximately $8,000 and $11,000 for the three months and six months ended June 30, 1996 compared to the same periods of the preceding year largely as a result of the equipment purchase agreements for dialysis machines at the new Pennsylvania centers. Interest expense for 1996 also includes interest of approximately $5,000 on the intercompany advance payable to the Parent with interest at the short-term Treasury Bill rate. The prime rate was 8.25% at June 30, 1996 and 8.5% at December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $4,567,000 at June 30, 1996, which reflected an increase of approximately $3,916,000 during the six months ended June 30, 1996 largely as a result of the Company's security offering completed during the second quarter of 1996. Included in the changes in components of working capital was an increase in cash and cash equivalents of $3,571,000 which included net cash used in operating activities of $265,000, net cash provided by investing activities of $98,000 and net cash provided by financing activities of $3,738,000 (including proceeds from the Company's security offering of $3,445,000, advances from the Parent of $345,000 and debt repayments of $52,000).

         During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, each of which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $540,000 and $576,000 at June 30, 1996 and December 31, 1995, respectively. The
Company was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1995. The lender has waived compliance with these covenants through December 31, 1996.

         The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years. The five year period has elapsed; accordingly, while no notice has been given, the unpaid principal balance is carried as a current liability. The unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own new dialysis center at that property which commenced treatments in June 1995. The Company also opened a new dialysis center in a leased facility in Wellsboro, Pennsylvania in October 1995.

         In November, 1995, the board of directors authorized a 50% stock dividend which increased the outstanding Common Stock to 2,432,844 shares. The board also authorized the declaration of a $1.30 per share dividend for which the Parent's portion related to its 99.1% ownership interest in the Company amounted to approximately $3,134,000, which was paid by a reduction in the intercompany advances receivable from the Parent, and the minority interest portion of approximately $29,000 was paid in cash.

         In October, 1995, the Parent repaid approximately $1,000,000 of the indebtedness due to the Company.

         The Company believes that current levels of working capital, including the proceeds of its security offering, will enable it to successfully meet its liquidity demands for at least the new twelve months.

         Net proceeds of the Company's security offering were approximately $3,445,000 including the over-allotment options exercise. The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering will be adequate.


IMPACT OF INFLATION

         Inflationary factors have not had a significant effect on the Company's operations, although the Company can experience increased costs of supplies, salaries and general and administrative expenses.

         A substantial portion of the Company's revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs.

                          PART II -- OTHER INFORMATION



Item 6.                   Exhibits and Reports on Form 8-K

         (a)   Exhibits

                 (11)  Statement re: computation of per share (loss)  earnings

                 (27)  Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

                 There were no reports on Form 8-K filed for the quarter ended June 30, 1996.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Dialysis Corporation of America



                                        By /s/  Daniel R. Ouzts
                                           ----------------------------
                                        DANIEL R. OUZTS, Controller and
                                        Principal Accounting Officer


Dated:  August 9, 1996

                                 EXHIBIT INDEX
Exhibit
  No.
- -------

(11)                 Statement re: computation of per share (loss) earnings

(27)                 Financial Data Schedule (for SEC use only)