Form 10-Q
period 1996-09-30
DIALYSIS CORP OF AMERICA
filed 1996-11-13
CIK 201653

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to __________________

Commission file number 0-8527
                       ------

                        DIALYSIS CORPORATION OF AMERICA
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Florida                                 59-1757642
---------------------------------------------       -----------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                        Identification No.)

2337 West 76th Street, Hialeah, Florida                33016
---------------------------------------------       -----------------------
(Address of principal executive offices)             (Zip Code)


                                 (305) 364-1308
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      -------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value --3,587,844 shares as of October 31, 1996.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                     INDEX

PART I  --  FINANCIAL INFORMATION

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 1996 and September 30, 1995 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1996 and September 30, 1995.

     2) Consolidated Condensed Balance Sheets as of September 30, 1996 and December 31, 1995.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  --  OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                       PART I  --  FINANCIAL INFORMATION

Item 1. Financial Statements



                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  1996          1995         1996            1995
                                                  ----          ----         ----            ----
Revenues:
  Medical service revenue                      $  968,705    $  671,092    $2,839,730      $1,568,291
  Interest and other income                       103,534        83,433       210,029         307,300
                                               ----------    ----------    ----------      ----------
                                                1,072,239       754,525     3,049,759       1,875,591
Cost and expenses:
  Cost of medical services                        639,437       450,494     1,872,937       1,038,554
  Selling, general and administrative expenses    388,733       264,580     1,138,374         742,480
  Interest expense                                 22,461        16,248        64,316          47,566
                                               ----------    ----------    ----------      ----------
                                                1,050,631       731,322     3,075,627       1,828,600
                                               ----------    ----------    ----------      ----------
(Loss) income before income taxes
  and minority interest                            21,608        23,203       (25,868)         46,991

Income tax provision                                7,000                      17,000
                                               ----------    ----------    ----------      ----------

(Loss) income before minority interest             14,608        23,203       (42,868)         46,991

Minority interest in loss (income) of
  consolidated subsidiary                           4,532         3,112         6,943          16,348
                                               ----------    ----------    ----------      ----------

  Net (loss) income                            $   19,140    $   26,315    $  (35,925)     $   63,339
                                               ==========    ==========    ==========      ==========

Net (loss) income per common share             $      .01    $      .01    $     (.01)     $      .03
                                               ==========    ==========    ==========      ==========

Weighted average shares                         3,585,453     2,432,844     3,119,304       2,432,844
                                               ==========    ==========    ==========      ==========

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                             September 30,   December 31,
                                                                 1996           1995(A)
                                                             -------------      -------
                                                             (Unaudited)

                          ASSETS
Current Assets:
   Cash and cash equivalents                                  $4,538,115      $1,061,351
   Restricted cash                                               137,190         131,889
   Accounts receivable, less allowances of $120,000 at
    September 30, 1996 and $128,000 at December 31, 1995         500,095         503,584
   Inventories                                                   109,242          88,323
   Prepaid expenses and other current assets                      67,817          21,021
                                                              ----------      ----------
                   Total current assets                        5,352,459       1,806,168
Property and Equipment:
     Land                                                        168,358         168,358
     Buildings and improvements                                1,184,806       1,158,591
     Machinery and equipment                                   1,095,605       1,041,264
     Leasehold improvements                                      265,556         264,301
                                                              ----------      ----------
                                                               2,714,325       2,632,514
     Less accumulated depreciation                               775,410         637,971
                                                              ----------      ----------
                                                               1,938,915       1,994,543
Deferred expenses and other assets                                43,451         171,156
                                                              ----------      ----------
                                                              $7,334,825      $3,971,867
                                                              ==========      ==========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                           $   68,928      $  326,165
   Accrued expenses                                              152,893         219,952
   Current portion of long-term debt                             558,000         609,000
   Income taxes payable                                           17,000
                                                              ----------      ----------
           Total current liabilities                             796,821       1,155,117

Long-term debt, less current portion                             124,503         151,942

Advances from parent company                                     345,010

Minority interest in subsidiary                                   82,917          95,967

Commitments and Contingencies

Stockholder's Equity
   Common stock, $.01 par value, authorized 20,000,000
     shares; issued and outstanding 3,587,844 shares at
     September 30, 1996 and 2,432,844 shares at
     December 31, 1995                                            35,878          24,328
   Capital in excess of par value                              3,747,105         305,997
   Retained earnings                                           2,202,591       2,238,516
                                                              ----------      ----------
     Total stockholders' equity                                5,985,574       2,568,841
                                                              ----------      ----------
                                                              $7,334,825      $3,971,867
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    ------------------

                                                                    1996           1995
                                                                    ----           ----
Operating activities:
  Net (loss) income                                              $  (35,925)    $  63,339
    Adjustments to reconcile net (loss) income to net
       cash used in by operating activities:
       Depreciation                                                 145,101        71,474
       Amortization                                                   7,879         9,158
       Bad debt expense                                             103,734        25,772
       Minority interest                                             (6,943)      (16,348)
       Increase (decrease) relating to operating
        activities from:
           Accounts receivable                                     (100,245)     (387,154)
           Inventories                                              (20,919)      (26,827)
           Prepaid expenses and other current assets                (46,796)      (29,356)
           Accounts payable                                        (257,237)      127,705
           Accrued expenses                                         (67,059)      (16,942)
           Income taxes payable                                      17,000        (5,009)
                                                                 ----------     ---------
              Net cash used in operating activities                (261,410)     (184,188)

  Investing activities:
     Additions to property and equipment, net of minor disposals    (89,473)     (508,237)
     Proceeds from restricted cash                                  333,314       318,693
     Restricted cash                                               (338,615)     (323,566)
     Deferred expenses and other assets                             119,826       (96,339)
     Purchase portion of minority interest in subsidiary                          (15,000)
                                                                 ----------     ---------
        Net cash provided by (used in) investing activities          25,052      (624,449)

  Financing activities:
     Net proceeds from securities offering                        3,445,158
     Advances from parent company                                   345,010       281,264
     Payments on long-term debt                                     (78,439)      (62,870)
     Proceeds from exercise of stock options                          7,500
     Dividend payment to minority shareholder                        (6,107)
                                                                 ----------     ---------
        Net cash provided by financing activities                 3,713,122       218,394
                                                                 ----------     ---------

Increase (decrease) in cash and cash equivalents                  3,476,764      (590,243)

Cash and cash equivalents at beginning of period                  1,061,351       686,707
                                                                 ----------     ---------

Cash and cash equivalents at end of period                       $4,538,115     $  96,464
                                                                 ==========     =========

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)



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

INTEREST AND OTHER INCOME

     Interest and other income is comprised as follows:


                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                               -------------------------  --------------------
                                  1996       1995           1996       1995
                                  ----       ----           ----       ----
Rental income                   $ 26,912    $22,438       $ 75,919   $104,082
Interest income from Medicore                56,286                   179,837
Other interest income             57,091      4,511        111,265     17,639
Other                             19,531        198         22,845      5,742
                                --------    -------       --------   --------
                                $103,534    $83,433       $210,029   $307,300
                                ========    =======       --------   ========

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

LONG-LIVED ASSETS

In 1996, the Company has adopted the provisions of FAS 121-Accounting for the Impairment of Long-Lived Assets. FAS 121 requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Based on current circumstances, the Company is not aware of any significant impairment losses.

STOCK-BASED COMPENSATION

In 1996, the Company adopted the provisions of FAS 123-Accounting for Stock-Based Compensation. The Company will continue to account for stock-based compensation plans under the provisions of APB 25-Accounting for Stock Issued to Employees. The Company will disclose the pro forma information required for stock-based compensation plans in its annual reports in accordance with FAS 123.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 1996 and September 30, 1995 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1995.

NOTE 3--LONG TERM DEBT

In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $232,000 and $256,000 at September 30, 1996 and December 31, 1995, respectively. In December 1988, the Company also obtained a $600,000 fifteen-year mortgage through November 2003 on its building in Easton, Maryland with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $290,000 and $320,000 at September 30, 1996 and December 31, 1995, respectively. The bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1995, the Company was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements. The lender waived compliance with these covenants through December 31, 1996.

The Company has an equipment purchase agreement for kidney dialysis machines for its new facilities in Pennsylvania. Monthly payments are $4,435 commencing September 1995, including principal and interest, through September 2000 with interest at 12%. The initial principal balance of $195,130, after a down payment of $8,870, represents a noncash financing activity which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $161,000 and $185,000 at September 30, 1996 and December 31, 1995, respectively.

The prime rate was 8.25 % as of September 30, 1996 and 8.5% as of December 31, 1995.

The carrying amount of borrowings approximate their fair value.

Interest payments on long-term debt amounted to approximately $18,000 and $55,000 for the three months and nine months ended September 30, 1996 and $15,000 and $47,000 for the same periods of the preceding year..

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


NOTE 4--INCOME TAXES--CONTINUED

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had deferred tax liabilities of approximately $60,000 at September 30, 1996, consisting primarily of tax over book depreciation and amortization, and deferred tax assets of approximately $60,000, consisting primarily of differences in book and tax basis of receivables.

There were no income tax payments for the nine months ended September 30, 1996 or September 30, 1995.

NOTE 5--TRANSACTIONS WITH PARENT

The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $60,000 and $180,000 for the three months and nine months ended September 30, 1996, and for the same periods of the preceding year.

On October 4, 1995, the Parent repaid approximately $1,000,000 of the advances due to the Company.

On November 10, 1995, the Company's Board of Directors authorized the declaration of a $1.30 per share dividend (after giving effect to a 50% stock dividend also authorized by the Board) for which the Parent's portion related to its 99.1% ownership interest in the Company amounted to approximately $3,134,000 which was paid via a reduction in the intercompany receivable from the Parent. As a result of this dividend and repayments by the Parent, the intercompany receivable from the Parent, on which the Company had been earning interest income, was repaid. The intercompany receivable from the Parent bore interest at the short-term Treasury bill rate commencing January 1, 1994. Interest on these advances amounted to $56,000 and $180,000 for the three months and nine months ended September 30, 1995 and was included in the intercompany receivable from Medicore.

As of September 30, 1996, the Company had an intercompany advance payable to the Parent of approximately $345,000 which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approximately $5,000 and $10,000 for the three months and nine months ended September 30, 1996 which is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to October 1, 1997 and therefore, the advances have been classified as long-term at September 30, 1996.

NOTE 6--STOCK OPTIONS

In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 197,000 options were outstanding at September 30, 1996. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

In August 1995, the board of directors granted 15,000 options to the medical directors at its three kidney dialysis centers. These options are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     Medical service revenue increased approximately $298,000 (44%) and $1,271,000 (81%) for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year. The increase included the commencement of treatments at the Company's new dialysis centers in Lemoyne, Pennsylvania in June 1995 and Wellsboro, Pennsylvania in October 1995, which accounted for approximately $487,000 and $1,300,000 in revenues for the three months and nine months ended September 30, 1996 with the new Lemoyne center having revenues of $186,000 and $224,000 for the three months and nine months ended September 1995. Revenues attributable to the Company's Florida dialysis center decreased $3,000 and increased $196,000 for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year. Although the new Lemoyne and Wellsboro, Pennsylvania centers are expected to result in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

     As a result of the dividend to the Parent and advance repayment by the Parent (see "Liquidity and Capital Resources below), the intercompany receivable from the Parent on which the Company had been earning interest income was repaid. Interest income from the Parent, which is included in interest and other income amounted to approximately $56,000 and $180,000 for the three months and nine months ended September 30, 1995.

     Cost of medical services sales were relatively stable amounting to 66% for the three months and nine months ended September 30, 1996, compared to 67% and 66% for the same periods of the preceding year.

     Selling, general and administrative expenses increased approximately $124,000 and $396,000 for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year reflecting increases associated with the new Pennsylvania dialysis centers. Selling, general and administrative expenses as a percentage of medical service revenues amounted to 40% for the three months and nine months ended September 30, 1996 compared to 39% and 47% the same periods of the preceding year.

     Interest expense increased approximately $6,000 and $17,000 for the three months and nine months ended September 30, 1996 compared to the same periods of the preceding year including increases as a result of the equipment purchase agreements for dialysis machines at the new Pennsylvania centers and interest of approximately $5,000 and $10,000 for the three months and nine months ended September 30, 1996 on the intercompany advance payable to the Parent with interest at the short-term Treasury Bill rate. The prime rate was 8.25% at September 30, 1996 and 8.5% at December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $4,556,000 at September 30, 1996, which reflected an increase of approximately $3,905,000 during the nine months ended September 30, 1996, largely as a result of the Company's security offering completed during the second quarter of 1996. Included in the changes in components of working capital was an increase in cash and cash equivalents of $3,477,000 which included net cash used in operating activities of $261,000, net cash provided by investing activities of $25,000 and net cash provided by financing activities of $3,713,000 (including proceeds from the Company's security offering of $3,445,000, advances from Parent of $345,000 and debt repayments of $78,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, each of which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $522,000 and $576,000 at September 30, 1996 and December 31, 1995 respectively. The Company was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements as of December 31, 1995. The lender has waived compliance with these covenants through December 31, 1996.

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

     Net proceeds of the Company's security offering were approximately $3,445,000 including the over-allotment option exercise. The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisition of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering will be adequate.

     The Company has entered into agreements for medical directors, and is negotiating building leases and construction contracts for two new dialysis centers which it intends to establish, one in New Jersey and one in Pennsylvania. It is anticipated that the new centers would become operational in the second quarter of 1997. Development of new centers is estimated to cost from $600,000 to $750,000 per dialysis center, including working capital requirements. After the new centers commence operations, during their developmental stage, they are expected to adversely affect the Company's results of operations.

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

                           PART II-OTHER INFORMATION



Item 5. Other Information


     A key factor in the success of a dialysis facility is its relationship with area nephrologists. An End Stage Renal Dialysis ("ESRD") patient generally seeks treatment near such patient's home and where such patient's nephrologist has practice privileges. The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician". The Company has engaged by written agreement qualified physicians to serve as Medical Directors ("Directors") for each of its facilities ("MD Agreement"). The loss of a Director or an important referring physician at a particular center could have a material adverse effect on the operations of that facility and the Company. Compensation of Directors is separately negotiated for each facility and generally depends on competitive factors in the local market, the physician's qualifications and the size of the facility.

     The Company recently established two new subsidiaries to operate dialysis centers in their specific geographic areas, one being Dialysis Services of NJ, Inc.-Manahawkin ("DSNJ") and the other, Dialysis Services of PA, Inc.-Carlisle ("Carlisle"). Each has entered into an MD Agreement. DSNJ has an MD Agreement with a professional association for five years through September, 2001 with a five year renewal privilege. The MD Agreement specifies the Director and establishes the compensation of the Director, who remains an independent consultant. Under the MD Agreement, the Director elects the alternate reimbursement plan under the ESRD program whereby the physician's fee for services is billed to the government payment authority on a direct basis, and such fee is paid directly to the physician or professional association as the case may be. The Director (or professional association) maintains its own medical malpractice insurance. The MD Agreement provides for non-competition for one year in a limited area related to the dialysis center. The MD Agreement does not prohibit the physician from providing direct patient care services at other locations, and consistent with law, such MD Agreement does not require a physician to refer patients to the Company's dialysis center.

     During the first through the third year of the MD Agreement, DSNJ has the opportunity to determine if the continued operation of the dialysis center is feasible and may re-negotiate the terms of the MD Agreement or terminate the MD Agreement.

     The Carlisle, Pennsylvania center is seeking its licenses and approvals to provide dialysis treatments in that area. It has retained a physician as its Director on a short-term basis until that center is approved by federal and state authorities to initiate dialysis services, at which time it will negotiate an MD Agreement with that nephrologist, who is a Director of another dialysis facility owned by the Company.

Item 6. Exhibits and Reports on Form 8-K.


     (a) Exhibits

         Part I Exhibits

         (11) Statements re:  computation of per share earnings.

         Part II Exhibits

         (10)(i) MD Agreement between Dialysis Services of NJ, Inc.- Manahawkin and Oceanview Medical group, P.A. dated September 5, 1996 [*].

         (10)(ii) MD Agreement between Dialysis Services of PA., Inc.- Carlisle and Herb Soller, M.D. dated October 1, 1996 [*].

         (27)     Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIALYSIS CORPORATION OF AMERICA


                                By: /s/  DANIEL R. OUZTS
                                    -----------------------------------
                                    DANIEL R. OUZTS, Vice President/Finance
                                    Controller and Principal Financial Officer



Dated: November 8, 1996

                                 EXHIBIT INDEX

Exhibit
  No.
--------
       Part I Exhibits

(11)   Statement re: computation of per share (loss) earnings


       Part II Exhibits

(10)   Material Contracts

       (i)   MD Agreement between Dialysis Services of NJ, Inc.- Manahawkin and
             Oceanview Medical group, P.A. dated September 5, 1996 [*].


       (ii)  MD Agreement between Dialysis Services of PA., Inc.- Carlisle and
             Herb Soller, M.D. dated October 1, 1996 [*].


(27)   Financial Data Schedule (for SEC use only).

