Form 10-K405
period 1996-12-31
DIALYSIS CORP OF AMERICA
filed 1997-03-31
CIK 201653

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996

                                       OR



[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________ to __________
Commission file number 0-8527
                       ------

                         DIALYSIS CORPORATION OF AMERICA
                         -------------------------------
                 (Name of small business issuer in its charter)

              FLORIDA                                   59-1757642
              -------                                   ----------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                   2337 W. 76TH STREET, HIALEAH, FLORIDA 33016
                   ------------------------------------- -----
              (Address of principal executive offices) ( Zip Code)

                    Issuer's telephone number (305) 364-1308
                                              --------------
             Securities registered under Section 12(b) of the Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 17, 1997 was approximately $4,866,000.

     As of March 17, 1997, the Company had 3,588,844 outstanding shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive Information Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on June 11, 1997

     Registrant's Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits

     Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the years ended December 31, 1988, 1989, 1993 and 1994, Part IV, Exhibits.
--------------------------------------------------------------------------------

                         DIALYSIS CORPORATION OF AMERICA

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1996

                                                                                                  Page
                                                                                                  ----
                                           PART I
Item 1.   Business...............................................................................   1

Item 2.   Properties.............................................................................  14

Item 3.   Legal Proceedings......................................................................  16

Item 4.   Submission of Matters to a Vote of Security Holders....................................  16

                                          PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters..............  16

Item 6.   Selected Financial Data................................................................  17

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations..........................................................................  18

Item 8.   Financial Statements and Supplementary Data............................................  21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.............................................................................  21

                                          PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................  21

Item 11.  Executive Compensation.................................................................  23

Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................  23

Item 13.  Certain Relationships and Related Transactions.........................................  23

                                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  24


                                     Part I

ITEM 1.  BUSINESS

Historical

     Dialysis Corporation of America, since incorporated in Florida in July, 1976, developed and operated 10 outpatient dialysis centers. Seven were sold by 1989, with one of them remaining, its Fort Walton Beach, Florida dialysis facility. The Company built two new centers in 1995, one in Lemoyne, Pennsylvania and one in Wellsboro, Pennsylvania. A fourth center is under construction in Carlisle, Pennsylvania and the lease for a fifth dialysis facility in the southern New Jersey area is being concluded, subject to a variance, with a medical director already in place for that proposed facility.

     Home dialysis treatments are effected through two separate subsidiaries, DCA Medical Services ("Medical Services") and Dialysis Medical, Inc. ("DMI"), the latter having commenced operations January 1, 1997. The Pennsylvania dialysis centers and Medical Services have acute care contracts with hospitals in their respective regions to provide in-patient dialysis services.

     Through its three dialysis centers the Company is approved for 42 dialysis stations in modern, pleasant surroundings for its approximately 130 dialysis patients and in 1996 performed approximately 13,800 out-patient dialysis treatments. Medical Services provided method 2 home patient supply sales for the year ended December 31, 1996 of approximately $ 600,000. The Company performed approximately 1,375 in-patient dialysis treatments in 1996.

     In December, 1995 the Company established a subsidiary, Renal Services of Pa., Inc. ("Renal Services"), to implement the Company's growth strategy to obtain new in-patient dialysis services at hospitals and to assist in establishing or acquiring out-patient dialysis centers. Renal Services has obtained a new proposed location in Manahawkin, New Jersey and a medical director has been retained for that proposed facility. A new dialysis facility approved for 12 dialysis stations is under construction in Carlisle, Pennsylvania and is expected to be operational sometime in the third quarter of 1997.

Dialysis Industry

     Kidneys generally act as a filter removing harmful substances and enabling the body to maintain proper and healthy balances of chemicals and water in the blood. Chronic kidney failure is also known as end-stage renal disease ("ESRD") which results in chemical imbalance and buildup of toxic chemicals. It is a state of kidney disease characterized by advanced renal impairment which is irreversible, and without treatment or kidney transplantation, is fatal.

     Based upon information published by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"), the approximate number of ESRD patients requiring dialysis treatments in the United States was approximately 202,000 at the end of 1995 reflecting an approximately 6% growth rate over the last 10 years. The growth in the number of ESRD patients can be attributed primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology.

     There are a variety of Medicare approved ESRD facilities such as transplant hospitals and centers. According to statistics developed by HCFA, at the end of 1995 there were approximately 2,000 independent dialysis facilities. Approximately 70% of the independent dialysis centers are non-hospital proprietary owned facilities.

     ESRD Treatment Options

     Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) home through hemodialysis and peritoneal dialysis, either continuous ambulatory peritoneal dialysis ("CAPD") or continuous cycling peritoneal dialysis ("CCPD"); and (2) kidney transplant. The significant portion of ESRD patients receive treatments at outpatient dialysis facilities (approximately 82%) with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

     The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the blood-stream. This is accomplished with the dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and when the blood circulates through one chamber, a dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. Patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to physician's instructions.

     ESRD patients may be treated at home with either hemodialysis or peritoneal dialysis. Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home dialysis requires training for both the patient and the assistant, which usually takes two to three weeks. The use of conventional home hemodialysis has declined and is minimal due to the stress to the patient and the need for the presence of a partner and is more expensive than CAPD.

     Another home treatment for ESRD patients is through peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being CAPD and CCPD. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes dialysis solution and the patient's peritoneal cavity to eliminate fluid and toxins from the patient and does not require a mechanical device or an assistant. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

     The second most common modality for patients with ESRD is kidney transplantation which the Company does not provide. While this is the most desirable form of therapeutic intervention, the shortage of suitable donors and possibility of donor rejection limits the availability of this alternative.

Operations

     Location, Capacity and Use of Facilities

     The Company currently operates three outpatient dialysis centers with a total capacity of 42 licensed stations. The Company owns and operates those centers through its subsidiaries. Dialysis Services of Florida, Inc.-Ft. Walton Beach ("DSF") is located in Florida and the other two, Dialysis Services of Pennsylvania, Inc.-Lemoyne ("DSP-L") and Dialysis Services of Pennsylvania, Inc.-Wellsboro ("DSP-W") are in Pennsylvania. The Wellsboro, Pennsylvania and Fort Walton Beach, Florida facilities are leased from unaffiliated parties, and the Lemoyne, Pennsylvania dialysis center is located on property owned by the Company and leased to its subsidiary. See Item 2, "Properties." A new dialysis center is under construction in Carlisle, Pennsylvania and the Company is completing a lease, subject to a variance, for a new dialysis facility in Manahawkin, New Jersey.

     The Company also provides acute inpatient dialysis services to three hospitals, one in each of the regions where its facilities are located. Each of its dialysis facilities provides training, supplies and on - call support services for home peritoneal dialysis. See "Dialysis Industry" above.

     The Fort Walton Beach, Florida dialysis facility, which commenced operations in 1989 and is approved for 17 dialysis stations, for the years ended December 31, 1994, 1995 and 1996 provided approximately 9,920, 9,400 and 12,050 dialysis treatments, respectively. This includes Medical Services which provided approximately 400 acute patient care treatments, and approximately 4,550 home patient treatments for the year ended December 31, 1996. The Lemoyne, Pennsylvania center commenced operations in June, 1995 and through December 31, 1995, its initial period of operations, provided approximately 2,100 dialysis treatments, and for the year ended December 31, 1996, provided approximately 5,570 dialysis treatments. The Wellsboro, Pennsylvania dialysis facility commenced operations on September 28, 1995 and provided approximately 390 dialysis treatments for the year ended December 31, 1995 and approximately 2,130 dialysis treatments for the year ended December 31, 1996.

     Operations of Dialysis Centers

     The Company's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge and kitchen. The Company's facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets to each dialysis station. The Fort Walton Beach facility is located on the Gulf of Mexico, providing the dialysis patient with a beautiful and relaxing view and atmosphere.

     In accordance with conditions for participation in the Medicare ESRD program, each facility has a qualified Medical Director. See "Physician Relationships" below. Each facility also has a nurse administrator who supervises the day-to-day operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker and a part-time registered dietitian. The Company must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

     All of the Company's facilities offer high-flux and high-efficiency hemodialysis, which utilize machinery that allow patients to dialyze in a shorter period of time per treatment because such methods cleanse the blood at a faster rate than conventional hemodialysis. The Company's facilities also offer conventional hemodialysis, which, in the Company's experience, provides the most viable treatment for the patients. The Company considers its dialysis equipment to be modern and efficient.

     The Company's facilities also offer various forms of home dialysis, primarily CAPD and CCPD. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes. Patients and their families or other patient helpers are trained by a registered nurse to perform either CAPD or CCPD at home. Training programs for CAPD or CCPD generally encompass two to three weeks.

     Inpatient Dialysis Services

     The Company provides inpatient dialysis services to three hospitals. These services (excluding physician professional services) are for a per treatment fee individually negotiated with the hospital. The Company either transports the dialysis equipment and supplies to the hospital when requested, or maintains the equipment and supplies at the hospital, and administers the dialysis treatments as required. Inpatient services are typically required for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons. One of the Pennsylvania in-hospital treatment agreements expires on May 30, 1997 and if not favorably renegotiated will adversely impact patient treatment and revenues.

     Ancillary Services

     Dialysis facilities provide certain ancillary services to ESRD patients, including the administration of Erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with all forms of dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. Other ancillary services may include studies to test the degree of bone deterioration; electrocardiograms; nerve conduction studies to test the degree of deterioration of nerves; doppler flow testing to test the effectiveness of the patient's vascular access for dialysis; blood transfusions; and therapeutive plasmapheresis. See "Medicare Reimbursement" below.

     Physician Relationships

     A key factor in the success of a facility is its relationship with area nephrologists. An ESRD patient generally seeks treatment at a facility near such patient's home and where such patient's nephrologist has practice privileges. Consequently, the Company relies on its ability to provide quality dialysis care and to meet the needs of referring physicians in order to continue to receive physician referrals of ESRD patients.

     The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a Director who is a physician. The Company has engaged by written agreement qualified physicians or groups of qualified physicians to serve as Medical Directors for each of its facilities. Generally, the Medical Director must be board eligible or board certified in internal medicine and have had at least 12 months of experience or training in the care of patients at ESRD facilities. The Company's Medical Directors refer patients to the Company's centers and are typically the substantial source of referrals to the particular center served.

     The agreement with the Medical Directors are usually for five years (with renewal privileges) and specify their duties and establish their compensation. Under the Company's Medical Director Agreements, the Medical Director elects the alternate reimbursement plan under the ESRD program, whereby the physician's fee for services is billed to the government payment authority on a direct basis, and such fee is paid directly to the physician or professional association as the case may be. The Medical Director (or professional association) maintains its own medical malpractice insurance. The agreements provide for non-competition for an average of one to two years in a limited area related to the Company's dialysis centers. The Medical Director Agreement does not prohibit the physician from providing direct patient care services at other locations and consistent with law, such Agreement does not require a physician to refer patients to the Company's dialysis center. The Company's ability to establish a dialysis facility is significantly geared to the availability of a qualified physician or nephrologist, with a patient base, to serve as the Company's Medical Director. The loss of a Medical Director or an important referring physician at a particular center could have a material adverse effect on the operations of that facility and the Company. Compensation of Medical Directors is separately negotiated for each facility and generally depends on competitive factors in the local market, the physician's qualifications and the size of the facility.

     Quality Assurance

     Pursuant to the over-all direction of Charles Coe, a Vice President, the Company implements a quality assurance program to maintain and improve the quality of dialysis treatment and care it provides to its patients. This program requires each center, through its Medical Director and administrator, to review quality assurance data, whether related to direct dialysis treatment services, or equipment and technical improvements, to environmental improvements and staff-patient, personal relationships. These evaluations are in addition to assuring regulatory compliance with HCFA and the Occupational Safety and Health Administration ("OSHA").


     Patient Revenues

     Substantially all of the fees for outpatient dialysis treatments are funded under the ESRD Program administered and in accordance with rates established by HCFA. The balance of the outpatient charges are paid by private payors including the patient's medical insurance or private funds. Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on location of the center. See "Medicare Reimbursement" below.

     The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees for the different dialysis treatments. Inpatient treatments accounted for approximately 11% and 12% of the Company's revenues for the year ended December 31, 1995 and December 31, 1996, respectively.

     Florida and Pennsylvania, the two states in which the Company presently operates, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage. Medicaid payments to the Company have not been significant. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and governmental funding restrictions, which may adversely affect the Company's revenues and dialysis services payments. See "Medicare Reimbursement" below.

     Medicare Reimbursement

     The Company is reimbursed primarily from third party payors including Medicaid, commercial insurance companies, and substantially by Medicare under a prospective reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. Medicare has established a composite rate set by HCFA that governs the Medicare reimbursement available for a designated group of dialysis services, including the dialysis treatment, supplies used for such treatment, certain laboratory tests and certain medications. HCFA recently eliminated routine Medicare coverage for nerve conduction studies, electrocardiograms, chest x-rays and bone mineral density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences. Certain other services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs (including EPO, the allowable rate currently $10 per 1000 units), blood (for amounts in excess of three units per patient per year), and certain physician-ordered tests provided to dialysis patients. The ancillary services are not significant segments of income to the Company. The Company routinely submits claims monthly and is usually paid by Medicare within 30 days of the submission.

     The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $117 and $123 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC"). Congressional actions resulted in net reduction of the average reimbursement rate from a fixed fee of $138 per treatment in 1983 to approximately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment. The current maximum composite reimbursement rate is $134 per treatment. In 1990, Congress required that HHS and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In March 1995, PROPAC recommended no changes be made in the reimbursement rate. However, Congress is not required to implement this recommendation and could either raise or lower the reimbursement rate. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement, or, if made, whether any such changes will have a material effect on the Company's revenues and net earnings.

     Medicaid Reimbursement

     Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. The State of Florida does not provide Medicaid benefits on a primary insurance basis, but does provide benefits as a secondary insurer to Medicare. Within the State of Florida, various governmental subdivision agencies provide insurance coverage for the indigent who are otherwise uninsured. Pennsylvania has a Medical Assistance Program comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. The Company is a licensed ESRD Medicaid provider in all states in which it does business.

Business Strategy

     The Company, having 20 years experience in successfully developing and operating dialysis treatment centers, is intent upon using its expertise to expand its dialysis operations, including provision of additional ancillary services to patients. Expansion of its dialysis facilities is being approached through the acquisition of existing outpatient dialysis centers and/or developing its own dialysis centers. In 1995, there were approximately 2,860 Medicare approved ESRD facilities of which approximately 2,000 were independent dialysis centers (non-hospital centers). A substantial number of these free standing centers are owned by physicians or major corporations, certain of which are public companies.

     The primary reason for the sale of independently owned centers by physicians is typically the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice. Other motivating forces are the physician-owner's desire to be part of a larger public organization allowing for economies of scale and the ability to realize a return on their investment. It is also management's opinion that the physician-owners are willing to negotiate and sell to an organization, like the Company, that has years of experience of developing and operating dialysis centers.

     As in operating dialysis centers, the key element in acquiring or developing centers is locating a nephrologist or group of nephrologists with a substantial patient base, since the center is primarily going to serve such patients. Other considerations in evaluating a proposed acquisition or development of a dialysis center are the availability and cost of qualified labor, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, whether a certificate of need is required, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity of the proposed center.

     The Company estimates that the development of a new outpatient dialysis center, subject to location, size and services, would cost from $600,000 to $750,000. An acquisition, which usually costs more than construction and development of a new center, can be accomplished quickly once the parties are in agreement. To construct and develop a new center ready for operations may take an average of four to six months and approximately 12 months to generate income, all of which are subject to location, size and competitive elements. The Company is frequently in initial negotiations with nephrologists to develop or acquire dialysis centers. There is no assurance these negotiations will result in any final or firm arrangements for the development of any new dialysis facilities.

     Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by its centers. Hospitals are willing to enter into such inpatient care arrangements for cost efficiencies and to eliminate the administrative burdens of providing dialysis services to their patients. It is simpler for the hospital to engage an independent party with the expertise and the knowledge, such as the Company, to provide the inpatient dialysis treatments; and the Company finds these arrangements beneficial, since the contract rates are negotiated and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

     To further implement its growth strategy, Renal Services, was established at the end of 1995 and retained as its Vice President an individual with knowledge, experience and relationships in the Pennsylvania-New Jersey region. She is presently negotiating with several hospitals for the Company to provide inpatient dialysis services. This subsidiary would administer and operate any new additional hospital inpatient dialysis service. The Vice President of Renal Services is also actively seeking and negotiating with physicians for establishing new outpatient dialysis facilities, one in New Jersey which has a medical director and is completing its lease, subject to a variance. Other than the proposed facility in New Jersey, there are no other firm agreements for the acquisition or construction of additional dialysis facilities, no firm contract for acute inpatient dialysis services, and no assurance can be given that any such acquisition or development will be completed.

     The Company has been receiving proposals from nursing homes and managed care facilities to treat such institutions' dialysis patients. The Company has recently initiated a non-exclusive relationship with a managed care facility to treat its dialysis patients at DSP-L and is reviewing other proposed agreements with nursing homes and managed care facilities to provide its residents with dialysis treatment care. Part of the Company's growth strategy is to expand into alliances with managed care organizations, particularly those with multi-units throughout the region. The initial arrangement and agreements being reviewed provide for the Company to bill Medicare as is its normal procedure rather than the nursing home or managed care facility. This is a new area of development for the Company and may not materialize into significant growth.

     Any significant expansion, whether through acquisition or development of new centers, is dependent upon existing funds or financing from other sources. To construct a 10 station center may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities may range from $40,000 to $70,000 per patient. Therefore, a center with 30 patients could cost from $1,200,000 to $2,100,000 subject to location, competition, nature of facility and negotiation. Should such acquisition opportunities arise, there can be no assurance that the Company would have available or be able to raise the necessary financing.

Potential Liability and Insurance

     Participants in the health care market are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. The Company, although involved in chronic and acute kidney dialysis services for approximately 20 years, has never been subject to any suit relating to its dialysis operations. The Company currently has in force general liability insurance, including professional and products liability, with coverage limits of $1 million per occurrence and $3 million in the aggregate annually. The Company's insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations.

Government Regulation

     General

     Dialysis treatment centers must comply with various state and federal health laws which are generally applicable to medical care facilities. The dialysis center must meet standards relating but not limited to maintenance of equipment and proper records, personnel and quality assurance programs. Each dialysis center is subject to periodic inspections by state agencies to determine if the operations meet these regulatory standards. The Company must comply with certain rules and regulations of and each dialysis center must be certified by HCFA. These requirements have been satisfied by the Company's dialysis facilities. HCFA's regulations generally control and regulate the charges, procedures and policies which must be followed by dialysis centers.

     Many states have eliminated the requirement for dialysis centers to obtain a certificate of need, a requirement for regulating the establishment and expansion of dialysis centers. There are no certificate of need requirements in Florida or Pennsylvania where the Company presently operates. In past years, the Company has always been able to comply with applicable certificate of need laws.

     The Company's record of compliance with federal, state and local governmental laws and regulations has been excellent. Regulation of health care facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. The Company is unable to predict the scope and effect of any changes in governmental regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from HCFA. Enforcement may also become more stringent adding to compliance costs as well as potential sanctions. There are few regulations and decisions interpreting the laws relating to and addressing dialysis operations. Therefore, it is difficult to assess whether the Company's past or present operations and contractual arrangements might be successfully challenged, or whether the Company would be able to modify its contracts or business practices to comport with the law and to maintain its licenses and approvals, the failure of which could adversely effect its business. The Company reviews legislative changes and developments and will restructure a business arrangement if management determines such might place it in material noncompliance with such law or regulation. See "Social Security Act" and "Stark II" below. None of the Company's business arrangements with physicians, patients or others has been the subject of investigation by any governmental authority. No assurance can be given that the Company's business arrangements will not be the subject of an investigation or prosecution by a federal or state governmental authority which could result in any type of civil or criminal sanction.

     Social Security Act

     The Social Security Act provides Medicare coverage to most persons regardless of age or financial condition for dialysis treatments as well as kidney transplants. See "Patient Revenues" and "Medicare Reimbursement" under
Item 1, "Business - Operations." The Social Security Act further prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs. Although the Social Security Act expressly prohibits kickbacks, bribes or rebates for patient referrals, the courts have broadly construed the wrongful transaction language relating to patient referrals, which could subject dialysis treatment operators to criminal and civil violations, including imprisonment, fines or exclusion of the provider from future participation in the Medicare program.

     The federal government in 1991 and 1992 published regulations that established exceptions, "safe harbors", for certain business arrangements that would not be deemed to violate the illegal remuneration provision of the federal statute. All elements must be satisfied to meet the safe harbor exception, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute. As required by Medicare regulations, each of the Company's dialysis centers is supervised by a Medical Director, a licensed nephrologist or otherwise qualified physician. The Medical Directors are in private practice and are one of the most important sources of the dialysis center's business, since it is such physician's patients that utilize the services of the center. The compensation of the Company's Medical Directors is fixed by the Medical Director Agreement and reflects competitive factors in their respective location, and the size of the center. See Item 1, "Business - Physician Relationships." The Company has never been challenged under these statutes and believes its arrangement with its Medical Directors are in material compliance with applicable law. The Company endeavors in good faith to comply with all governmental regulations. However, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of any such potential challenge.

     The Company's dialysis facilities in Fort Walton Beach, Florida is operated by DSF, a subsidiary in which the Medical Director, whose patients are dialyzed at the facility, holds a minority ownership interest. By virtue of the Stark II legislation restricting certain physician referrals for certain "designated health services," that center's inpatient treatments was succeeded to by Medical Services, another subsidiary of the Company. See Item 1, "Business - Operations
- Location, Capacity and Use of Facilities" and "Stark II" below.

     In July, 1994, the Secretary of HHS proposed a rule that "would modify the original set of safe harbor provisions to give greater clarity to the rule making's original intent," which would, among other things, make changes to the safe harbors on personal services and management contracts, and small entity investment interest. The Company cannot predict the outcome of the rule making process or whether changes in the safe harbor rule will affect the Company's position with respect to the anti-kickback statute, but does believe it will remain in compliance.

     Florida has legislation prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients, of which dialysis facilities are not included. Specifically, the Florida statute prohibits health care providers (which term includes physicians) from referring a patient for designated health care services to an entity in which the health care provider (physician) has an investment interest. Designated health services includes clinical laboratory services, physical therapy services, diagnostic imaging services, radiation therapy and comprehensive rehabilitative services. The Florida statute also precludes a physician from referring a patient for any other health care item or service to an entity in which the physician has an investment interest unless the entity is a publicly traded corporation meeting certain substantial criteria or certain disclosure requirements are met as well as other terms and criteria, which disclosure criteria the Company believes it satisfies. The Company provides its Fort Walton Beach, Florida patients with a written disclosure form informing the patient of the existence of an investment interest of the Medical Director of that facility, and with the names and addresses of at least two alternative sources of such services. A violation of the disclosure requirements constitutes a misdemeanor and may be grounds for disciplinary action.

     Stark II

     The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993. Stark II restricts physician referrals, with certain exceptions, for certain "designated health services" to entities in which a physician or an immediate family member has a "financial relationship" defined to include an ownership or investment interest in, or a compensation arrangement between the physician, and the entity. The entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can be imposed with civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Stark II provisions which may be relevant to the Company became effective on January 1, 1995.

     For purposes of Stark II, "designated health services" includes, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. The Company believes, based upon the language and the legislative history of Stark II and the industry practice, that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services as accomplished by the Company within the Stark II prohibitions. The Company compensates its nephrologist-physicians as Medical Directors of its dialysis centers pursuant to Medical Director Agreements. As a condition to participating in the Medicare ESRD program, dialysis treatments at a center must be under the supervision of a Director who is a physician. See
Item 1, "Business-Operations-Physician Relationships." The physician's compensation is fixed by agreement and is not geared to the number of patients treated at or patient referrals to the dialysis center. Non-affiliated physicians who send or treat their patients at any of the Company's facilities do not receive any compensation from the Company. The Company bills Medicare for the patient treatment and the non-affiliated physician bills the patient, or other third party reimbursement source, for his services. The Company's provision of inpatient services to a hospital in the area of the Fort Walton Beach, Florida, dialysis facility operated by DSF in which subsidiary the Medical Director holds an investment interest might have been deemed referral for designated health services, since the Medical Director was also affiliated with and treating those patients at the local hospital. DSF terminated its inpatient treatment contract with that hospital, which inpatient treatment services were succeeded to by another subsidiary of the Company in which no physician has any investment or ownership interest.

     Medicare

     The Medicare program represents a substantial portion of the federal budget. Congress has taken action in most recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to health care providers. However, there are no significant proposed cuts in dialysis payments. HCFA is initiating a Congressionally - mandated ESRD managed care demonstration project to last three years to determine fees for dialysis and transplant patients. In the budget bill now undergoing reconciliation in Congress, the ESRD program received a five year waiver from reduction in Medicare outlays to allow for the results of the HCFA project. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for Company services. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's business operations, as well as its competitors.

     On August 21, 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996 ( "HIPA"), a package of health insurance reforms which include a variety of provisions important to health care providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. The fraud and abuse provisions were effective January 1, 1997. While many of the provisions are self-implementing, some require further rulemaking by HHS. HIPA established two programs that will coordinate federal, state and local health care fraud and abuse activities, to be known as the Fraud and Abuse Control Program and the Medicare Integrity Program. Under these programs, governmental and, in some cases private entities may undertake a variety of activities (including medical, utilization and fraud review, cost report audits, secondary payor determinations), new safe harbors may be created or edited and reports of fraud and abuse actions against providers will be shared. HIPA further seeks to encourage whistleblower reports by individuals. HIPA further extends coverage of the fraud and abuse laws to all federally funded health care programs and to private health plans; but the anti-kickback statute does not apply to private health plans.

     HIPA also sets forth a program intended to assist providers in understanding the requirements of the fraud and abuse laws. HIPA first permits individuals to petition the Department for written advisory opinions regarding whether an arrangement constitutes prohibited remuneration under the federal anti-fraud abuse laws, satisfies the requirement of an existing safe harbor and/or constitutes grounds for imposition of civil and criminal sanctions under the federal anti-fraud and abuse laws. Such opinions will be binding on HHS and the party receiving the opinions. HHS is required to publish regulations specifying the procedures governing the application and response processes respecting these advisory opinions.

     HIPA also increases significantly the amount of civil monetary penalties for offenses related to health care fraud and abuse, increasing civil monetary penalties from $2,000 plus twice the amount of each false claim to $10,000 plus three times the amount of each false claim. HIPA expressly prohibits four practices, namely (1) submitting a claim that the person knows or has reason to know is for medical items or services that are not medically necessary, (2) transferring remuneration to Medicare and Medicaid beneficiaries that is likely to influence such beneficiary to order or receive items or services, (3) certifying the need for home health services knowing that all of the coverage requirements have not been met, and (4) engaging in a pattern or practice of upcoding claims in order to obtain greater reimbursement. However, HIPA creates a tougher burden of proof for the government by requiring that the government establish that the person "knowingly presented" a false or fraudulent claim, where "knowingly presented" is defined to require "deliberate ignorance" or "reckless disregard" of the law. Merely negligent conduct should nor violate the Civil False Claims Act. HIPA further adds health care fraud, theft, embezzlement, obstruction of investigations and false statements to the general federal criminal code with respect to federally funded health programs, thus subjecting such acts to criminal penalties. Moreover, a court imposing a sentence on a person convicted of federal health care offense may order the person to forfeit all real or personal property that is derived from the criminal offense. HIPA did not clarify, modify or eliminate provisions of Stark II.

     In January, 1997 HHS proposed a new regulation that would revise and update ESRD conditions for coverage. The proposal focuses on patients' rights and reforms and expands coverage. The proposal also reflects new developments in technology and equipment.

     Hazardous Waste and Other Regulations

     The Company's dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Much of the Company's waste is non-hazardous. Medical waste is handled seperately and contracted with licensed medical waste sanitation agencies which are primarily responsible for compliance with such laws.

     There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection, including providing employees subject to such exposure with hepatitis B vaccinations, protective equipment, written exposure control plan and training in infection control and waste disposal.

     Although the Company believes it complies in all material respects with currently applicable laws and regulations and to date has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations, the health care service industry is and will continue to be subject to substantial regulation at the federal and state levels, and the scope and effect of such and its impact on the Company's operations cannot be predicted. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities.

     Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from health care reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's business.

Competition

     The dialysis industry is highly competitive. There are numerous local providers, many owned by physicians, and several major operators of dialysis facilities regionally and nationally. Some of these major companies are public and most of whom have substantially greater financial resources, many more centers, patients and services provided then the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas and markets targeted by the Company. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. The Company also faces competition from hospitals that provide dialysis treatments. Based upon its ownership of four centers, one in Florida and three dialysis facilities in Pennsylvania (one under construction), the Company is not a significant competitive force in this industry.

     Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. The Company's existing facility in Fort Walton Beach, Florida, is a state-of-the-art facility in pleasant surroundings. This facility is in a suburban area and there are approximately four competitors within a 50 to 60 mile area. Its facility in Lemoyne, Pennsylvania is in a more urban area and faces substantial competition from approximately four centers within a 20 mile radius. The dialysis facility in Wellsboro, Pennsylvania is in a rural area with little competition (one competitor approximately 50 miles away) and due to the lack of density of population will require more time for growth.

     Another significant competitive factor is the ability to attract and retain qualified nephrologists who normally are the sole source of patient referrals to the dialysis center and who are responsible for the supervision and operations of the center. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

     Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor, renal transplantations could become a more significant competitive aspect to dialysis treatments provided by the Company. Although kidney transplant is a most favored treatment for ESRD, certain patients who have undergone such transplants have lost their transplant function and returned to dialysis treatments.

Employees

     As of February 28, 1997, the Company had 39 full time employees, exclusive of its four executive officers, including three nurse administrators, 16 registered nurses, one chief technician, 13 patient care technicians, three technical specialists and three clerical employees. The Company also retains on a part-time basis three social workers, three dietitians, two registered nurses and two clerical employees. The Medical Directors of the Company's dialysis facilities are independent contractors and are not employees of the Company.

     The Company believes its relationship with its employees is good and it has not suffered any strikes or work stoppages. None of the Company's employees is represented by any labor union. The Company is an equal opportunity employer.

ITEM 2.  PROPERTIES

     The Company acquired two properties in 1987 where it operated two of the four dialysis centers which it sold in 1989. One property consists of approximately 8,000 square feet located in

Easton, Maryland of which 5,400 square feet is leased to the purchaser of one of the dialysis centers sold in 1989 and a competitor of the Company, through March 31, 1998 with a five year renewal option. The Company obtains an annual rental of approximately $80,000, plus utilities and real estate taxes. The tenant recently leased an additional 2,040 square feet on a month-to-month basis through the term of the original lease at $24,000 per annum plus real estate taxes and a percentage of the utilities. The Company maintains an office for its President at this facility. The other property is located in Lemoyne, Pennsylvania. The Company's new dialysis center in Lemoyne, approximately 3,400 square feet, approved for 13 dialysis stations, was constructed in this building with space available for expansion. DSP-L, the Company's subsidiary, leases this facility from the Company under a five year lease that commenced December 1, 1995 at an annual rental of $60,000, reduced to $33,730 per annum effective May, 1996, plus utilities, insurance and real estate taxes, with two renewals of five years each. This building houses an office for its Vice President/ Administrator. As lessor, the Company also leases approximately 2,200 square feet at its Lemoyne, Pennsylvania property to two other unrelated parties for their own business activities unrelated to dialysis services or to the Company. These leases are for a period through 1998 with aggregate rentals of approximately $20,000 per annum.

     The Company's properties in Lemoyne, Pennsylvania and Easton, Maryland, are subject to mortgages from a Maryland banking institution. As of December 31, 1996, the remaining principal amount of the mortgage on the Lemoyne property was approximately $224,000 and on the Easton, Maryland property was approximately $280,000. Each mortgage extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the Company's personal property at those locations. The bank also has a lien on rents due the Company and security deposits from leases of the properties.

     Written approval of the lender is required for all leases, assignments or subletting, alterations and improvements and sales of the properties. Under the terms of the mortgages, the bank has the immediate right to demand repayment of the outstanding balances. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to Consolidated Financial Statements."

     The Company leases its dialysis facility in Fort Walton Beach, Florida under a lease renewed through October 31, 1999 with an additional renewal of five years, currently at a rental of approximately $61,000 per annum. The lease is through the Company's subsidiary, DSF, and consists of a three-story dialysis facility of approximately 5,200 square feet. The Company has guaranteed DSF's performance and obligations under the lease. This facility has 17 dialysis stations for patient treatment, examination rooms, nurse's station, staff lounge and water treatment areas. See Item 1, "Business-Operations."

     The dialysis facility in Wellsboro, Pennsylvania consists of approximately 4,000 square feet, with 12 dialysis stations and is leased for five years through September, 27, 2000 at a rental of approximately $25,000 per annum with two renewals of five years each.

     The Carlisle, Pennsylvania dialysis facility, currently under construction, is leased by the Company's subsidiary, Dialysis Services of PA, Inc.-Carlisle ("DSP-C") under a five year lease to commence when the space is substantially completed, with two renewals of five years each. The facility consists of 4,340 square feet of space to house 12 dialysis stations at an annual rental of $32,550.

     Dialysis Services of NJ, Inc.-Manahawkin ("DSNJ") a new subsidiary of the Company , has completed a five year lease for its new dialysis facility in Manahawkin, New Jersey for approximately 4,000 square feet at an annual rate of approximately $38,000 per annum plus its proportionate share of the real estate taxes and casualty insurance premiums. The lease is renewable for two consecutive five year periods. The facility is designed for 12 dialysis stations. For the lease to be effective and construction to commence, a variance from the local municipality is being sought. There is no assurance that the variance will be granted, and, if not, further delays in opening this new dialysis facility will be encountered until a proper location is secured.

     The Fort Walton Beach, Florida facility operates at near capacity. The Lemoyne and Wellsboro facilities, which initiated operations in 1995, are currently operating at approximately 75% and 40% capacity, respectively. The existing dialysis facilities could accommodate patient volume, particularly if the Company increases hours and/or days of operation without adding additional dialysis stations. The Company could expand each facility if need be subject to obtaining appropriate governmental approval.

     Renal Services leased approximately 300 square feet of office space in New Jersey for one year which lease has been renewed for one year through December 1997.

     The dialysis stations are equipped with modern dialysis equipment under a November, 1996 master-lease/purchase agreement with a $1.00 purchase option at the end of the term.

     The Company maintains executive offices with its parent, Medicore (the "Parent"), at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604 as well as 2337 West 76th Street, Hialeah, Florida. It also maintains an office for its President at its property at 402 Marvel Court, P.O. Box 1878 Easton, Maryland 21601.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in or subject to any claims or litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed its public offering of 1,150,000 shares of Common Stock, and 2,300,000 redeemable common stock purchase warrants ("Warrants") in April, 1996. Its securities commenced trading on the Nasdaq SmallCap Market on April 17, 1996, under the symbol "DCAI". The table below indicates the high and low bid prices for the partial second quarter and the full remaining third and fourth quarters for the year ended December 31, 1996 as reported by Nasdaq.


                                                          Bid Price
                                                          ---------
                    1996                           High                Low
                    ----                           ----               -----
           2nd  Quarter(partial)........           $6.25              $3.50
           3rd  Quarter.................           $5.63              $4.06
           4th  Quarter.................           $4.25              $2.50


     Bid and asked prices are without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     At March 17, 1997, the Company had 145 shareholders of record and based upon its April, 1996 public offering estimates it has approximately 800 beneficial owners of its Common Stock.

     In November, 1995, the Company effected a 50% stock dividend increasing its outstanding shares of Common Stock prior to its 1996 public offering to 2,432,844 shares. Immediately thereafter the Company declared a $1.30 per share dividend to common stockholders of record on November 15, 1995 resulting in a $3,134,000 reduction in intercompany indebtedness owed by its Parent to the Company with a payment of approximately $29,000 to the then remaining .9% minority.

     The Company does not anticipate that it will pay dividends in the foreseeable future. The board of directors intends to retain all earnings, if any, for use in the business. Future dividend policy will depend on the Company's earnings, control requirements, financial condition and similar relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the three years ended December 31, 1996 are derived from the audited consolidated financial statements. The selected financial data for the two years ended December 21, 1993 are derived from unaudited financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.



                                          Consolidated Statements of Operations Data
                                            (in thousands except per share amounts)
                                                   Years Ended December 31
                                      -------------------------------------------------
                                        1996       1995       1994      1993      1992
                                      -------    -------    -------   -------   -------
Revenues ..........................   $ 4,137    $ 2,668    $ 2,201   $ 2,090   $ 1,948
Net (loss)income ..................       (23)      (167)        75        85       117
(Loss) Income per
  common share(1) .................      (.01)      (.07)       .03       .03       .05
Weighted average shares outstanding
  and equivalents(1) ..............     3,237      2,433      2,433     2,433     2,433
                                      =======    =======    =======   =======   =======


                                              Consolidated Balance Sheet Data
                                                      (in thousands)
                                                       December 31
                                      -----------------------------------------------
                                         1996     1995      1994     1993      1992
                                      -------   -------   -------   -------   -------
Working capital ....................  $ 4,529   $   651   $   187   $   260   $   704
Total assets .......................    7,552     3,972     6,847     6,851     6,820
Intercompany receivable from
  Medicore (non-current portion)(2)                         3,134     4,284     3,706
Long-term debt, net of current
 portion                                  215       152
Stockholders' equity (deficit) .....    6,000     2,569     5,899     5,824     5,739
------

(1) Reflects Common Stock dividend effected in November, 1995. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters."

(2) $1,000,000 repaid by Medicore on October 4, 1995; approximately $3,134,000 reduction effected through $1.30 per share dividend in November, 1995. See Note
(1) above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this Annual Report on Form 10-K that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of the 1934 (the "Exchange Act"), including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors"
section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on April 17, 1996).

     The dialysis industry is highly competitive and subject to extensive regulation, including the limitation on fees for dialysis treatment and services. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company has its fourth center in Carlisle, Pennsylvania under construction and its fifth center is awaiting a variance before the lease can be effective and construction to commence. Several agreements for acute in-patient services are under review but there is no assurance that such agreements will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. As noted below, newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

Results of Operations

1996 Compared to 1995

     Medical service revenue increased approximately $1,526,000 (66%) for the year ended December 31, 1996 compared to the preceding year. This increase was largely attributable to increased revenues of approximately $1,292,000 (243%) compared to the preceding year at the Company's new dialysis centers in Lemoyne, Pennsylvania which commenced treatments in June 1995 and Wellsboro, Pennsylvania which commenced treatments in October 1995. Revenues attributable to the Company's Florida dialysis center increased $234,000 compared to the preceding year. Although the operations of the new Lemoyne and Wellsboro, Pennsylvania centers have resulted in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

     Interest and other income decreased approximately $58,000 for the year ended December 31, 1996 compared to the preceding year. As a result of the dividend to the Parent and advance repayment by the Parent (see "Liquidity and Capital Resources" below), the intercompany receivable from the Parent on which the Company had been earning interest income was repaid. Interest income from the Parent, which is included in interest and other income, amounted to approximately $198,000 for the year ended December 31, 1995. The loss of this interest income was offset to a large degree by an increase of approximately $138,000 in other interest income resulting from interest earned on proceeds invested from the company's security offering completed in the second quarter of 1996.

     Cost of medical services sales decreased to 65% for the year ended December 31, 1996 compared to 69% for the preceding year largely as a result of a decrease in healthcare salaries as a percentage of sales due to the increased sales revenues generated by the Company's new Pennsylvania facilities.

     Selling, general and administrative expenses increased approximately $378,000 for the year ended December 31, 1996 compared to the preceding year reflecting increases associated with the new Pennsylvania dialysis centers. Selling general and administrative expenses as a percentage of medical service revenues amounted to 41% for the year ended December 31, 1996 compared to 52% the preceding year.

      Interest expense increased approximately $19,000 for the year ended December 31, 1996 compared to the preceding year. Included was interest of $14,000 on the advances payable to the Parent with interest at the short-term Treasury Bill rate. Also included were increases as a result of the equipment purchase agreements for dialysis machines and decreases in interest as a result of reduced mortgages. The prime rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995.

1995 Compared to 1994

     Revenues increased approximately $475,000 (26%) for the year ended December 31, 1995 compared to the preceding year. The increase primarily resulted from the commencement of treatments at the Company's new dialysis centers in Lemoyne, Pennsylvania in June 1995 and Wellsboro, Pennsylvania in October 1995, which accounted for approximately $531,000 in revenues for the year ended December 31, 1995. Revenues related to the Company's dialysis center in Fort Walton Beach, Florida decreased approximately $57,000 which included revenues lost as a result of a hurricane for the year ended December 31, 1995 compared to the same period of the preceding year. Although the new Lemoyne and Wellsboro Pennsylvania centers (see "Liquidity and Capital Resources" below) are expected to result in increased revenues, as was the case for the year ended December 31, 1995, during their developmental stage, these centers will adversely affect the Company's results of operations.

     As a result of the dividend to Medicore and advance repayment by Medicore (see Notes to Item 6, "Selected Financial Data" and "Liquidity and Capital Resources" below), the intercompany receivable from Medicore on which the Company had been earning interest income has been repaid. Interest income from Medicore, which is included in interest and other income, amounted to approximately $198,000 and $176,000 for the years ended December 31, 1995 and December 31, 1994, respectively, without which the Company would have reflected a larger loss for 1995 and a loss for 1994.

     Cost of medical services sales increased to 69% for the year ended December 31, 1995 compared to 62% for the preceding year. This increase is largely attributable to higher costs per treatment associated with the low volume of treatments at the new Pennsylvania dialysis centers and includes relatively high salary and benefit costs for the new facilities due to the competition for health care workers in the area.

     Selling, general and administrative expenses increased approximately $273,099 (29%) reflecting increases associated with the new Pennsylvania dialysis centers. This included start-up costs of approximately $80,000 which were expensed during the fourth quarter of 1995 rather than being deferred. Management of the Company believes that due to probable changes in the accounting for startup costs, it is no longer prudent to capitalize start-up costs.

     Interest expense increased approximately $12,000 for the year ended December 31, 1995 compared to the same period of the preceding year largely as a result of increased average interest rates and equipment purchase agreements for dialysis machines at the new Pennsylvania centers. The prime rate was 8.5% at December 31, 1995 and December 31, 1994.

Liquidity and Capital Resources

     Working capital totaled $4,529,000 at December 31, 1996, which reflected an increase of approximately $3,878,000 during the year ended December 31, 1996, largely as a result of the Company's security offering completed during the second quarter of 1996. Included in the changes in components of working capital was an increase in cash and cash equivalents of $3,518,000, which included net cash used in operating activities of $130,000, net cash used in investing activities of $54,000 (including additions to property and equipment of $159,000) and net cash provided by financing activities of $3,702,000 (including proceeds from the Company's security offering of $3,445,000, advances from the Parent of $370,000 and debt repayments of $114,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, each of which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $504,000 and $576,000 at December 31, 1996 and December 31, 1995, respectively. The Company was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements for which the lender has waived compliance through December 31, 1997.

     The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. The loans contain a provision allowing the bank mandatory repayment upon 90 days written notice after five years. The five year period has elapsed; accordingly, while no notice has been given the unpaid principal balance is carried as a current liability. The unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own new facility at that property which commenced treatments in June 1995. The Company also opened a new dialysis center in a leased facility in Wellsboro, Pennsylvania in October 1995. See Note 2 to "Notes to Consolidated Financial Statements".

     In November, 1995, the board of directors authorized a 50% stock dividend which increased the outstanding Common Stock to 2,432,844 shares. The board also authorized the declaration of a $1.30 per share dividend for which the Parent's portion related to its 99.1% ownership interest in the Company at that time amounted to approximately $3,134,000, which was paid by a reduction in the intercompany advances receivable from the Parent, and the minority interest portion of approximately $29,000 was paid in cash. See Note 4 to "Notes to Consolidated Financial Statements".

     In October 1995, the Parent repaid approximately $1,000,000 of the indebtedness due to the Company. See Note 4 to "Notes to Consolidated Financial Statements".

     The Company believes that current levels of working capital, including the proceeds of its securities offering, will enable it to successfully meet its liquidity demands for at least the new twelve months.

     Net proceeds of the Company's security offering completed in the second quarter of 1996 were approximately $3,445,000 including the underwriters' over-allotment option exercise. The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering will be adequate to finance such expansion. See Note 7 to "Notes to Consolidated Financial Statements".

     The Company has entered into agreements with medical directors, and intends to establish two new dialysis centers, one in New Jersey and one in Pennsylvania. It is anticipated that the Pennsylvania center, currently under construction, will commence operations in the third quarter of 1997. The Company's lease for its New Jersey center is subject to obtaining a variance from the local municipality. If this variance is not obtained, further delays in opening this new dialysis center would be encountered pending securing a suitable location.

Impact of Inflation

     Inflationary factors have not had a significant effect on the Company's operations, although the Company has experienced increased costs of supplies, salaries and general and administrative expenses.

     A substantial portion of the Company's revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. See Item 1, "Business-Government Regulation." Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in nursing and other patient care costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company is included under the caption "Election of Directors" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualified. There are no family relationships between any of the executive officers of the Company.

     The following information indicates the position and age of the executive officers at March, 1997, and their business experience during the prior five years.


Name                            Age       Position with the Company                    Position Held Since
----                            ---       -------------------------                    -------------------
Thomas K. Langbein              51        Chairman of the Board of Director, and                1980
                                          Chief Executive Officer                               1986

Bart Pelstring                  56        President and                                         1986
                                          Director                                              1985

Daniel R. Ouzts                 50        Vice President (Finance) and Treasurer                1996

Charles Coe                     34        Vice President (Operations)                           1996

Michael C. Duke                 40        Director                                              1995


     THOMAS K. LANGBEIN has been affiliated with the Company since March, 1980 when he was appointed Chairman of the Board of Directors and President. Mr. Langbein relinquished the position of President in September, 1986 when he was appointed as Chief Executive Officer of the Company. He is Chairman of the Board and Chief Executive Officer of each of the Company's subsidiaries. Mr. Langbein is also the Chairman of the Board, Chief Executive Officer and President of Medicore, the parent of the Company. He is the Chairman of the Board and Chief Executive Officer of Techdyne, Inc. ("Techdyne") a 63% owned public subsidiary of Medicore engaged in the manufacture, assembly and distribution of electronic and electro-mechanical components. Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc., ("Todd") a broker-dealer registered with the Securities and Exchange Commission and a member of the NASD. Mr. Langbein devotes most of his time to the affairs of the Company, Medicore and Techdyne. See "Certain Transactions" of the Company's definitive Information Statement relating to the Annul Meeting of Shareholders to be held on June 11, 1997, incorporated herein by reference.

     BART PELSTRING has been affiliated with the Company since 1976. Mr. Pelstring was appointed Vice-President of Operations in March, 1980 and served in that capacity until September, 1986 when he was appointed as President of the Company, which position as well as director (elected in July, 1985) he holds with the Company's subsidiaries. Mr. Pelstring is a founding member of the National Renal Administrators Association and was the founder and president of the Florida Renal Administrators Association.

     DANIEL R. OUZTS has been affiliated with the Company since 1983 as its controller, and in June, 1996 was appointed Vice President of Finance and Treasurer. He holds those positions with the Company's parent, Medicore, Inc. and is Vice President of Finance and Controller of Techdyne, Inc. Mr. Ouzts is a certified public accountant. See "Certain Relationships and Related Transactions" of the Company's definitive Information Statement relating to the Annul Meeting of Shareholders to be held on June 4, 1997, incorporated herein by reference.

     CHARLES COE has been affiliated with the Company since January, 1989 as nurse administrator and to administrator in 1993. Mr. Coe became an Assistant Vice President in 1995 and in April, 1996 he was appointed Vice President of Operations.

     MICHAEL C. DUKE served as Vice President and general counsel to Renal Treatment Centers, Inc., a competitor of the Company, from 1989 through 1994. Mr. Duke is a partner of Duke & Duke, a law firm in West Chester, Pennsylvania. Mr. Duke has experience and expertise in the dialysis industry and its regulation.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation is included under the caption "Executive Compensation" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions is included under the caption "Certain Transactions" of the Company's definitive Information Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  The following is a list of documents filed as part of this report.

        1.  All financial statements

        See Index to Consolidated Financial Statements

        2.  Exhibits

  (3)(i)    Articles of Incorporation ++

    (ii)    By-Laws of the Company ++

  (4)(i)    Form of Common Stock Certificate of the Company++

    (ii)    Form of Redeemable Common Stock Purchase Warrant ++

   (iii)    Form of Underwriters' Options ++

    (iv) Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc.++

   10(i) Lease between Premier Development of Orlando, Inc. and Dialysis Services of Florida, Inc. - Fort Walton Beach(1), with Rider and Guarantee of the Company dated May 24, 1989 (incorporated by reference to the Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1989, Part IV Item 14(a) (xxii)).

    (ii) Addendum No. 1 to Lease between Premier Development of Orlando, Inc. and Dialysis Services of Florida, Inc. - Fort Walton Beach(1) dated August, 1991 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Medicore Form 10-K"), Part IV, Item 14(a) 3(10) (xvi)).

   (iii) Lease Renewal between JACO, L.C. and Dialysis Services of Florida, Inc. - Fort Walton Beach(1) dated November 29, 1993 (incorporated by reference to the 1993 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10)(xvii)).

    (iv) Lease between the Company and Mid-Shore Dialysis Center, Inc. (merged with and now known as Renal Treatment Centers - Maryland, Inc.) dated March 28, 1988 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1988 ("1988 Medicore Form 10-K"), Part IV, Item 14(a) 3(10)
            (xxxi)).

     (v) First Amendment to Lease between the Company and Renal Treatment Centers Maryland, Inc. dated November 16, 1992 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 8-K dated January 21, 1993, Item 7(c) (xii)).

   (vi) Second Amendment to Lease between the Company and Renal Treatment Centers-Maryland, Inc. dated December 30, 1996.

  (vii) Lease between Dialysis Services of Pennsylvania, Inc. - Wellsboro(3) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV,
          Item 14(a) 3(10) (lxii)).

 (viii) Lease between the Company and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (lxviii)).

   (ix)   Lease between the Company and Dialysis Services of Pennsylvania, Inc.
          - Lemoyne(3) dated December 1, 1995.++

    (x) Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to the 1988 Medicore(2), Form 10-K, Part IV, Item 14(a) (10) (xxx)).

   (xi) Medical Director's Agreement between Dialysis Services of Florida, Inc. - Fort Walton Beach (1) and Henry M. Haire, M.D., P.A. dated December 19, 1988 (incorporated by reference to the 1989 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (xxi)).

  (xii) Renewal of Medical Director's Agreement between Dialysis Services of Florida., Inc. Fort Walton Beach(1) and Henry M. Haire, M.D., P.A. dated August 1, 1994 [*] (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (xiv)).

 (xiii)   Medical Directors Agreement between Dialysis Services of
          Pennsylvania, Inc. - Wellsboro(3) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(2) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January. 1995 ("September, 1994 Medicore(2) Form 10-Q"),
          Part II, Item 6(a) (10) (i)).

  (xiv) Medical Directors Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(3) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (lx)).

   (xv) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro(3) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(2) Form 10-Q, Part II, Item 6(a) (10) (ii)).

    [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

  (xvi) Agreement for In-Hospital Dialysis Services between DCA Medical Services, Inc.(3) and Fort Walton Beach Medical Center dated April 7, 1995. [*]++

 (xvii)   Agreement for In-Hospital Dialysis Services between Dialysis
          Services of Pennsylvania, Inc. - Lemoyne(3) and Capital Health System, Inc. d/b/a Harrisburg Hospital dated June 1, 1995. [*]++

(xviii) Agreement between Renal Services of Pa., Inc.(3) and Christine Durr dated December 1, 1995.++

  (xix)   1995 Stock Option Plan of the Company (November 10, 1995). ++

   (xx) Form of Stock Option Certificate under 1995 Stock Option Plan (November 10, 1995). ++ (xxi) -Form of Non-Qualified Stock Option granted to Medical Directors.

 (xxii) Lease between Renal Services, Pa., Inc.(3) and Ronald J. Peck dated December 4, 1995.++

(xxiii)   Lease between Dialysis Services of PA., Inc.-Carlisle(3) and
          Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996.

 (xxiv) Lease between Dialysis Services of NJ., Inc.-Manahawkin (3) and William P. Thomas dated January , 1997.

  (xxv) Medical Directors Agreement between Dialysis Services of NJ, Inc.-Manahakwin(3) and Oceanview Medical Group, P.A. dated September 5, 1996 [*](incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 ("September 30, 1996 Form 10-Q"), Part II, Item 6(a), Part II Exhibits, 10 (i)).

  (xxvi) Medical Directors Agreement between Dialysis Services of PA., Inc.-Carlisle(3) and Herb Soller, M.D. dated October 1, 1996 [*](incorporated by reference to the Company's September 30, 1996 Form 10-Q, Part II, Item 6(a), Part II Exhibits 10, (ii)).

(xxvii) Equipment Lease Agreement between the Company and B. Braun Medical, Inc. dated November 22, 1996.

(xxviii) Tenant Subordination Agreement dated February 1997 between J.A. Hunt Services, Inc. and Mercantile-Safe Deposit and Trust Company.

 (11)     Statement re: computation of per share earnings.

 (21)     Subsidiaries of the Company

    [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

-------------------------

++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A, Part II, Item 27.

(1)    80% owned subsidiary

(2) Parent of the Company owning approximately 67% of the Company's outstanding Common Stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq National Market.

(3)    Wholly-owned subsidiary

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIALYSIS CORPORATION OF AMERICA



                                          By: /s/ THOMAS K. LANGBEIN
                                             ----------------------------------
                                             Thomas K. Langbein
                                             Chairman of the Board of Directors
March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                          Title                               Date
                  ---------                          -----                               ----
       /s/ THOMAS K. LANGBEIN          Chairman of the Board of Directors           March 24, 1997
------------------------------------
           Thomas K. Langbein

       /s/ BART PELSTRING              President and Director                       March 24, 1997
------------------------------------
           Bart Pelstring

       /s/ DANIEL R. OUZTS             Vice President, Treasurer, Chief             March 24, 1997
------------------------------------     Financial Officer and Controller
           Daniel R. Ouzts


       /s/ CHARLES COE                 Vice President                               March 24, 1997
------------------------------------
           Charles Coe

       /s/ MICHAEL C. DUKE             Director                                     March 24, 1997
-----------------------------------
           Michael C. Duke


                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 14(a)(1) and (2),(c) and (d)
             LIST OF FINANCIAL STATEMENTS AND SUPPLEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1996
                        DIALYSIS CORPORATION OF AMERICA

                                HIALEAH, FLORIDA

                         FORM 10-K--ITEM 14(a)1 and (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8:

                                                                                    Page
                                                                                    ----
     Consolidated Balance Sheets as of December 31, 1996 and 1995.................   F-3

     Consolidated Statements of Operations--Years Ended December 31, 1996, 1995,
       and 1994...................................................................   F-4

     Consolidated Statements of Stockholders' Equity--Years ended December 31,
       1996, 1995 and 1994........................................................   F-5

     Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995
       and 1994...................................................................   F-6

     Notes to Consolidated Financial Statements--December 31, 1996................   F-7


     The following financial statement schedule of Dialysis Corporation of America and Subsidiaries is included in Item 14(d):

                 Schedule II--Valuation and qualifying accounts.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Dialysis Corporation of America


We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


March 21, 1997
Miami, Florida

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                   December 31,         December 31,
                                                       1996                1995
                                                   -----------         ------------

                            ASSETS
Current Assets:
  Cash and cash equivalents                       $4,579,273            $1,061,351
  Restricted cash                                    137,896               131,889
  Accounts receivable, less allowance
   of $154,000 at December 31, 1996;
   $128,000 at December 31, 1995                     461,269               503,584
  Inventories                                        156,648                88,323
  Prepaid expenses and other current assets           85,278                21,021
                                                  ----------            ----------
             Total current assets                  5,420,364             1,806,168

Property and Equipment:
  Land                                               168,358               168,358
  Buildings and improvements                       1,221,531             1,158,591
  Machinery and equipment                          1,144,191             1,041,264
  Leasehold improvements                             265,556               264,301
                                                  ----------            ----------
                                                   2,799,636             2,632,514
  Less accumulated depreciation                      716,728               637,971
                                                  ----------            ----------
                                                   2,082,908             1,994,543
Deferred expenses and other assets                    49,017               171,156
                                                  ----------            ----------
                                                  $7,552,289            $3,971,867
                                                  ==========            ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $  148,660            $  326,165
  Accrued expenses                                   182,986               219,952
  Current portion of long-term debt                  560,120               609,000
                                                  ----------             ---------
           Total current liabilities                 891,766             1,155,117

Long-term debt, less current portion                 215,466               151,942
Advances from parent                                 369,547
Minority interest in subsidiary                       75,472                95,967

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares issued and outstanding
   3,588,844 shares in 1996 and 2,432,844
   shares in 1995                                     35,888                24,328
  Capital in excess of par value                   3,748,595               305,997
  Retained earnings                                2,215,555             2,238,516
                                                  ----------            ----------
           Total stockholders' equity              6,000,038             2,568,841
                                                  ----------            ----------
                                                  $7,552,289            $3,971,867
                                                  ==========            ==========


                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended December 31,
                                                    ---------------------------------------------------------
                                                      1996                    1995                   1994
                                                    ----------             ----------             -----------
Revenues:
 Medical service revenue                            $3,830,809             $2,304,773             $1,830,271
 Interest and other income                             305,706                363,413                370,388
                                                    ----------             ----------             ----------
                                                     4,136,515              2,668,186              2,200,659
Cost and expenses:
  Cost of medical services                           2,508,323              1,592,666              1,137,323
  Selling, general and administrative expenses       1,577,487              1,199,213                926,114
  Interest expense                                      86,694                 67,704                 55,888
                                                    ----------             ----------             ----------
                                                     4,172,504              2,859,583              2,119,325
                                                    ----------             ----------             ----------


(Loss) income before minority interest                 (35,989)              (191,397)                81,334

Minority interest in (loss) income
  of consolidated subsidiaries                          13,028                 24,126                 (6,429)
                                                   -----------             ----------             ----------

            Net (loss) income                       $  (22,961)            $ (167,271)            $   74,905
                                                   ===========             ==========             ==========


(Loss) income per common share                          $ (.01)                 $(.07)                  $.03
                                                        ======                  =====                   ====

Weighted average shares                              3,237,243              2,432,844              2,432,844
                                                     =========              =========              =========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                 Capital in
                                                               Common             Excess of          Retained
                                                                Stock            Par Value           Earnings             Total
                                                               ------            ---------           --------             -----
Balance at January 1, 1994                                     $24,328           $ 305,997          $ 5,493,532        $ 5,823,857

    Net income                                                                                           74,905             74,905
                                                               -------           ---------          -----------        -----------
Balance at December 31, 1994                                    24,328             305,997            5,568,437          5,898,762

    Net loss                                                                                           (167,271)          (167,271)

    Dividend on common shares of $1.30 per share                                                     (3,162,650)        (3,162,650)
                                                               -------           ---------          -----------        -----------

Balance at December 31, 1995                                    24,328             305,997            2,238,516          2,568,841

    Net loss                                                                                            (22,961)           (22,961)

    Net proceeds from security offering with
        issuance of 1,150,000 common shares                     11,500           3,433,658                               3,445,158

    Exercise of stock options                                       60               8,940                                   9,000
                                                               -------           ---------          -----------        -----------
Balance at December 31, 1996                                   $35,888          $3,748,595           $2,215,555        $ 6,000,038
                                                               =======          ==========           ==========        ===========


                See notes to consolidated financial statements.

                   DIALYSIS CORP. OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended December 31,
                                                                               -------------------------------------------------
                                                                                  1996                 1995              1994
                                                                               -----------           ----------        ---------
Operating activities:
  Net (loss) income                                                            $   (22,961)           $ (167,271)      $   74,905
  Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
      Depreciation                                                                 199,315               116,510           85,735
      Amortization                                                                  11,235                 9,190           36,338
      Bad debt expense                                                             139,802                51,181           51,316
      Minority interest                                                            (13,028)              (24,126)           6,429
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                                        (97,487)             (415,098)          49,776
        Inventories                                                                (68,325)              (51,821)          (3,033)
        Prepaid expenses and other current assets                                  (64,257)               (8,984)          23,169
        Accounts payable                                                          (177,505)              271,898          (34,330)
        Accrued expenses                                                           (36,966)               36,930           26,967
                                                                                ----------             ---------        ---------
          Net cash (used in) provided by operating activities                     (130,177)             (181,591)         317,272

Investing activities:
  Additions to property and equipment, net of minor disposals                     (159,180)             (661,569)         (30,879)
  Proceeds from restricted cash                                                    401,206               383,798          372,136
  Restricted cash                                                                 (407,213)             (389,402)        (375,834)
  Deferred expenses and other assets                                               110,904               (52,020)          20,179
  Purchase portion of minority interest in subsidiary                                                    (15,000)
                                                                                ----------             ---------        ---------
          Net cash used in investing activities                                    (54,283)             (734,193)         (14,398)

Financing activities:
  Net proceeds of securities offering                                            3,445,158
  Advances from (to) parent company                                                369,547             1,410,327         (260,271)
  Payments on long-term debt                                                      (113,856)              (91,058)         (72,000)
  Exercise of stock options                                                          9,000
  Dividend payments to minority shareholders                                        (7,467)              (28,841)          (5,000)
                                                                                ----------             ---------        ---------
    Net cash provided by (used in) financing activities                          3,702,382             1,290,428         (337,271)
                                                                                ----------             ---------        ---------

Increase (decrease) in cash and cash equivalents                                 3,517,922               374,644          (34,397)

Cash and cash equivalents at beginning of year                                   1,061,351               686,707          721,104
                                                                                ----------             ---------        ---------

Cash and cash equivalents at end of period                                      $4,579,273            $1,061,351       $  686,707
                                                                                ==========            ==========       ==========


                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 67.2% owned subsidiary of Medicore, Inc. (the "Parent").

Business

     The Company operates three kidney dialysis centers, which are located in Florida and Pennsylvania, has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients.

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Government Regulation

     Substantially all of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions.

Restricted Cash

     Restricted cash amounts represent cash balances pledged as collateral on borrowings of another subsidiary of the Parent.

Inventories

     Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

Property and Equipment

     Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes. Effective January 1, 1996, the Company adopted the provisions of the Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The adoption of the provisions of FAS 121 had no material effect on the results of operations, financial condition or cash flows of the Company. Based on current circumstances, the Company does not believe any indicators of impairment are present.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Deferred Expenses

     Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans.

Income Taxes

     Deferred income taxes at the end of each period are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. See Note 6.

Income per Common Share

     Income (loss) per share has been computed based on the weighted average number of shares outstanding.

     The effect of the 50% stock dividend authorized by the Company's Board of Directors in November 1995 has been reflected in weighted average shares for all periods presented.

Interest and Other Income

    Interest and other income is comprised as follows:

                                                                     Year Ended December 31,
                                                           ------------------------------------------
                                                             1996              1995               1994
                                                             ----              ----               ----

        Rental income                                      $101,161         $127,565           $158,948
        Interest income from Medicore                                        198,463            176,070
        Other interest income                               168,950           31,448             26,945
        Other                                                35,595            5,937              8,425
                                                           --------         --------           --------
                                                           $305,706         $363,413           $370,388
                                                           ========         ========           ========

Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. The credit risk associated with cash and cash equivalents is considered low due to the high quality of the financial institutions in which these assets are invested.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1996


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

Estimate fair value of Financial Instruments

     The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments bear variable interest rates which approximate market.

NOTE 2--LONG-TERM DEBT

Long-term debt is as follows:

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                          1996               1995
                                                                                       ---------          ---------
    Mortgage note secured by land and building with a net book value of $420,000 at December 31, 1996. Monthly principal payments of $3,333 plus interest at 1% over the prime rate. The loan is redeemable at the bank's option after November 30, 1993, and is, therefore, reflected as current at
        December 31, 1996.                                                             $280,032           $320,028
    Mortgage note secured by land and building with a net book value of $630,000 at December 31, 1996. Monthly principal payments of $2,667 plus interest at 1% over the prime rate. The loan is redeemable at the bank's option after  November  30, 1993, and is, therefore, reflected  as current at
        December 31, 1996.                                                              223,968            255,972
    Equipment purchase agreement secured by equipment with a net book value of
        $360,000 at December 31, 1996. Monthly payments of $4,435 commencing
        September 1995, including principal and interest, through June 2000 with additional monthly payments of $2,750 commencing December 1996,
        including principal and interest, through September 2001. Interest at 12%.      271,586            184,942
                                                                                        -------            -------
                                                                                        775,586            760,942
        Less current portion                                                            560,120            609,000
                                                                                        -------            -------
                                                                                       $215,466           $151,942
                                                                                        =======            =======

     The equipment purchase agreement is for the purchase of kidney dialysis machines for the Company's new facilities in Pennsylvania and was amended in 1996 to include equipment for the Company's Florida facility. The initial principal balance was $195,130. Additional borrowings totaled $124,096 in 1996.

     The prime rate was 8.25% as of December 31, 1996 and 8.5% as of December 31, 1995.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1996

NOTE 2--LONG-TERM DEBT--Continued

     Scheduled maturities of long-term debt outstanding at December 31, 1996 are: 1997-$560,000; 1998-$65,000; 1999-$73,000; 2000-$54,000; 2001 $23,586.
Interest payments on the above debt amounted to approximately $73,000; $68,000 and $55,000 in 1996, 1995 and 1994, respectively.

NOTE 3--INCOME TAXES

     The Company has been included in the consolidated federal and state income tax returns of the Parent through April 30, 1996. Subsequent to the completion of the Company's public offering in April 1996, the Company will file separate federal and state income tax returns with the income tax liability reflected on a separate return basis with its available net operating loss carryforwards at December 31, 1995 having been utilized prior to the completion of its public offering. The Company had net operating loss carryforwards of approximately $6,000 at December 31, 1996 and $567,000 at December 31, 1995 expiring in 2011.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                      Rounded December 31,
                                                                      --------------------
                                                                      1996            1995
                                                                      ----            ----
    Deferred Tax Liabilities:
        Depreciation                                                $ 62,000       $ 47,000
        Accrued expenses                                               4,000            -0-
        Amortization                                                     -0-         10,000
                                                                    --------       --------
               Total deferred tax liabilities                         66,000         57,000
    Deferred Tax Assets:
        Amortization                                                  12,000            -0-
        Accrued expenses                                              11,000         40,000
        Bad debt allowance                                            58,000         49,000
                                                                    --------       --------
        Sub-total                                                     81,000         89,000
        Net operating loss carryforward                                2,000        215,000
                                                                    --------       --------
               Total deferred tax assets                              83,000        304,000
    Valuation allowance for deferred tax assets                     (17,000)       (247,000)
                                                                    --------       --------
                                                                      66,000         57,000
                                                                    --------       --------
    Net deferred tax                                                $    -0-       $    -0-
                                                                    ========       ========


     Due to uncertainty as to the realizability of deferred tax assets, a valuation allowance was recorded as of December 31, 1996 and December 31, 1995.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1996


NOTE 3--INCOME TAXES--Continued


     The reconciliation of income tax attributable to (loss) income before income taxes computed at the U.S. federal statutory rate to income tax (benefit) expense is:


                                                                              Year Ended December 31,
                                                                     ---------------------------------------
                                                                        1996            1995            1994
                                                                        ----            ----            ----
                                                                       Rounded
                                                                       -------

              Statutory tax rate (34%) applied to (loss) income
                  before income taxes                                 $(12,200)       $(65,000)       $ 28,000

              Adjustments due to:
                  Change in valuation allowance                        230,000          73,000         (28,000)
                  Benefits of net operating losses                    (213,000)            -0-             -0-
                  Other                                                 (4,800)         (8,000)
                                                                      --------        --------        --------
                                                                        12,200          65,000         (28,000)
                                                                      --------        --------        --------
                                                                      $    -0-        $      0        $      0
                                                                      ========        ========        =========


NOTE 4--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $240,000 for each of the years ended December 31, 1996, 1995 and 1994.

     On October 4, 1995, the Parent repaid approximately $1,000,000 of the advances due to the Company.

     On November 10, 1995, the Company's Board of Directors authorized the declaration of a $1.30 per share dividend (after giving effect to a 50% stock dividend also authorized by the Board) for which the parent's portion related to its 99.1% ownership interest in the Company totaled approximately $3,134,000. This amount was offset against the intercompany receivable from Medicore. As a result of this dividend and repayments by the Parent, the intercompany receivable from the Parent, on which the Company has been earning interest income, has been repaid. The reduction in the intercompany receivable relating to the dividend declared represents a noncash financing activity which is a supplemental disclosure required by SFAS 95.

     The intercompany receivable from Medicore bore interest at the short-term Treasury bill rate commencing January 1, 1994. Interest on these advances amounted to approximately $198,000 and $176,000 in 1995 and 1994, respectively, and was included in the intercompany receivable from Medicore.

     As of December 31, 1996, the Company had an intercompany advance payable to the Parent of approximately $370,000 which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approximately $14,000 for the year ended December 31, 1996, and is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to January 1, 1998, and therefore, the advances have been classified as long-term at December 31, 1996.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1996


NOTE 5--OTHER RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1996, 1995 and 1994, respectively, the Company paid premiums of approximately $80,000, $73,000 and $72,000 for insurance through a director of the Parent, and the relative of an officer and director of the Company and the Parent.

     For the years ended December 31, 1996, 1995 and 1994, respectively, legal fees of $63,000, $22,260 and $20,000 were paid to an officer of the Parent who acts as general counsel and Secretary for the Company and the Parent.

NOTE 6--STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as is discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", requires use of option valuation on models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the Board of Directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 194,000 options were outstanding at December 31, 1996. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. The Company has 250,000 shares reserved for future issuance.

     In August 1996, the Board of Directors granted 15,000 options to the medical directors at its three kidney dialysis centers. These options vested immediately and are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options issued during 1995 and 1996, respectively: risk-free interest rates of 6.5% and 5.75%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .50 for both years; and a weighted-average expected life of the options of 2.5 years and 1.5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period, and since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options. The Company's pro forma information follows:


                                               1996                   1995
                                               ----                   ----
         Pro forma net loss                  $(35,051)             $(268,359)
                                             =========             ==========
         Pro forma loss per share               $(.01)                 $(.11)
                                                ======                 ======

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1996

NOTE 6--STOCK OPTIONS-Continued

     A summary of the Company's stock option activity, and related information for the options issued in 1995 follows:

                                                          1996                            1995
                                                          ----                            ----
                                                            Weighted-Average                 Weighted-Average
                                               Options      Exercise Price       Options     Exercise Price
                                               -------      ----------------     -------     --------------
Outstanding-beginning of year                  210,000           $1.50
Granted                                         15,000            4.75           210,000          $1.50
Exercised                                       (6,000)           1.50
Forfeited
Expired                                        (10,000)           1.50
                                               --------
Outstanding-end of year                        209,000                           210,000           1.50
                                               =======                           =======

November 1995 options                          194,000            1.50           210,000           1.50
August 1996 options                             15,000            4.75
                                               -------                           -------
                                               209,000                           210,000           1.50
                                               =======                           =======

Exercisable at end of year                     209,000                           210,000           1.50
                                               =======                           =======

November 1995 options                          194,000            1.50           210,000           1.50
August 1996 options                             15,000            4.75
                                               -------                           -------
                                               209,000                           210,000           1.50
                                               =======                           =======

Weighted-average fair value of
 options granted during the year                 $1.30                             $.54
                                                ======                             ====


Exercise prices for options outstanding as of December 31, 1996 were $1.50 for the November 1995 options and $4.75 for the August 1996 options. The remaining contractual life for the November 1995 options is 3.9 years and for the August 1996 options is 2.6 years.

NOTE 7--COMMON STOCK

     The Company completed a public offering of common stock and warrants during the second quarter of 1996, providing it with net proceeds of approximately $3,445,000. The Company intends to use the proceeds from the offering to acquire or develop free standing outpatient dialysis centers and for expanding its inpatient dialysis treatment services.

     Pursuant to the offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters overallotment option, and there are 2,300,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $4.50 exercisable from April 17, 1997 through April 17, 1999. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through April 17, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commitments

     The Company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 1996 are approximately:
1997-$85,000; 1998-$85,000; 1999-$75,000. Total rent expense was approximately
$65,000, $52,000 and $63,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

     Upon completion of its public offering, the Company retained the underwriters to provide financial consulting services pertaining to the Company's business, at a monthly fee of $3,000 per month for a period of 18 months, which was paid in full at closing of the offering.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIALYSIS CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
DECEMBER 31, 1996

------------------------------------------------------------------------------------------------------------------------------------
             COL. A                   COL. B                        COL. C                            COL. D             COL. E
                                                        Additions            Additions
                                     Balance at         Charged to           Charged to            Other Charges         Balance
                                     Beginning           Cost and          Other Accounts           Add (Deduct)        at End of
        Classification               Of Period           Expenses             Describe                Describe           Period
------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1996:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable
   accounts                          $127,753           $139,802                                   $(113,555)(1)        $154,000
                                     ========           ========                                   =========            ========



YEAR ENDED DECEMBER 31, 1995:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable
   accounts                          $ 81,415           $ 51,181                                   $(  4,843)(1)        $127,753
                                     ========           ========                                   =========            ========



YEAR ENDED DECEMBER 31, 1994:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable
   accounts                          $ 10,000           $ 51,316                                   $  20,099 (1)        $ 81,415
                                     ========           ========                                   =========            ========



(1) Uncollectable accounts written off, net of recoveries.

                                 EXHIBIT INDEX
                                 -------------

 (3)(i)    Articles of Incorporation ++

   (ii)    By-Laws of the Company ++

 (4)(i)    Form of Common Stock Certificate of the Company++

   (ii)    Form of Redeemable Common Stock Purchase Warrant ++

  (iii)    Form of Underwriters' Options ++

   (iv) Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc.++

  10(i) Lease between Premier Development of Orlando, Inc. and Dialysis Services of Florida, Inc. - Fort Walton Beach(1), with Rider and Guarantee of the Company dated May 24, 1989 (incorporated by reference to the Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1989, Part IV Item 14(a) (xxii)).

   (ii) Addendum No. 1 to Lease between Premier Development of Orlando, Inc. and Dialysis Services of Florida, Inc. - Fort Walton Beach(1) dated August, 1991 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1993 ("1993 Medicore Form 10-K"), Part IV, Item 14(a) 3(10) (xvi)).

  (iii) Lease Renewal between JACO, L.C. and Dialysis Services of Florida, Inc. - Fort Walton Beach(1) dated November 29, 1993 (incorporated by reference to the 1993 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10)(xvii)).

   (iv ) Lease between the Company and Mid-Shore Dialysis Center, Inc. (merged with and now known as Renal Treatment Centers - Maryland, Inc.) dated March 28, 1988 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1988 ("1988 Medicore Form 10-K"), Part IV, Item 14(a) 3(10) (xxxi)).

    (v) First Amendment to Lease between the Company and Renal Treatment Centers Maryland, Inc. dated November 16, 1992 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 8-K dated January 21, 1993, Item 7(c) (xii)).

   (vi) Second Amendment to Lease between the Company and Renal Treatment Centers-Maryland, Inc. dated December 30, 1996.

  (vii) Lease between Dialysis Services of Pennsylvania, Inc. - Wellsboro(3) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV,
           Item 14(a) 3(10) (lxii)).

 (viii) Lease between the Company and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (lxviii)).

   (ix)    Lease between the Company and Dialysis Services of Pennsylvania, Inc.
           - Lemoyne(3) dated December 1, 1995.++

    (x) Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated November 30, 1988 (incorporated by reference to the 1988 Medicore(2), Form 10-K, Part IV, Item 14(a) (10) (xxx)).

   (xi) Medical Director's Agreement between Dialysis Services of Florida, Inc. - Fort Walton Beach (1) and Henry M. Haire, M.D., P.A. dated December 19, 1988 (incorporated by reference to the 1989 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (xxi)).

  (xii) Renewal of Medical Director's Agreement between Dialysis Services of Florida., Inc. Fort Walton Beach(1) and Henry M. Haire, M.D., P.A. dated August 1, 1994 [*] (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (xiv)).

 (xiii)   Medical Directors Agreement between Dialysis Services of
          Pennsylvania, Inc. - Wellsboro(3) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(2) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January. 1995 ("September, 1994 Medicore(2) Form 10-Q"),
          Part II, Item 6(a) (10) (i)).

  (xiv) Medical Directors Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(3) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a) 3(10) (lx)).

   (xv) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro(3) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(2) Form 10-Q, Part II, Item 6(a) (10) (ii)).


  (xvi) Agreement for In-Hospital Dialysis Services between DCA Medical Services, Inc.(3) and Fort Walton Beach Medical Center dated April 7, 1995. [*]++

 (xvii)   Agreement for In-Hospital Dialysis Services between Dialysis
          Services of Pennsylvania, Inc. - Lemoyne(3) and Capital Health System, Inc. d/b/a Harrisburg Hospital dated June 1, 1995. [*]++

(xviii) Agreement between Renal Services of Pa., Inc.(3) and Christine Durr dated December 1, 1995.++

  (xix)   1995 Stock Option Plan of the Company (November 10, 1995). ++

   (xx) Form of Stock Option Certificate under 1995 Stock Option Plan (November 10, 1995). ++ (xxi) -Form of Non-Qualified Stock Option granted to Medical Directors.

    [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

 (xxii) Lease between Renal Services, Pa., Inc.(3) and Ronald J. Peck dated December 4, 1995.++

(xxiii)   Lease between Dialysis Services of PA., Inc.-Carlisle(3) and
          Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996.

 (xxiv) Lease between Dialysis Services of NJ., Inc.-Manahawkin (3) and William P. Thomas dated January , 1997.

  (xxv) Medical Directors Agreement between Dialysis Services of NJ, Inc.-Manahakwin(3) and Oceanview Medical Group, P.A. dated September 5, 1996 [*](incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 ("September 30, 1996 Form 10-Q"), Part II, Item 6(a), Part II Exhibits, 10 (i)).

  (xxvi) Medical Directors Agreement between Dialysis Services of PA., Inc.-Carlisle(3) and Herb Soller, M.D. dated October 1, 1996 [*](incorporated by reference to the Company's September 30, 1996 Form 10-Q, Part II, Item 6(a), Part II Exhibits 10, (ii)).

 (xxvii) Equipment Lease Agreement between the Company and B. Braun Medical, Inc. dated November 22, 1996.

(xxviii) Tenant Subordination Agreement dated February 1997 between J.A. Hunt Services, Inc. and Mercantile-Safe Deposit and Trust Company.

 (11)     Statement re: computation of per share earnings.

 (21)     Subsidiaries of the Company

    [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

-------------------------


++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A, Part II, Item 27.

(1)    80% owned subsidiary

(2) Parent of the Company owning approximately 67% of the Company's outstanding Common Stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq National Market.

(3)    Wholly-owned subsidiary