Form 10-Q
period 1997-03-31
DIALYSIS CORP OF AMERICA
filed 1997-05-09
CIK 201653

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527
                       ------

                         DIALYSIS CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                             59-1757642
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

2337 West 76th Street, Hialeah, Florida                          33016
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (305) 364-1308
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -- 3,588,844 shares as of April 30, 1997.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 1997 and March 31, 1996 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

         1) Consolidated Condensed Statements of Operations for the three months ended March 31, 1997 and March 31, 1996.

         2) Consolidated Condensed Balance Sheets as of March 31, 1997 and December 31, 1996.

         3) Consolidated Condensed Statements of Cash Flows for three months ended March 31, 1997 and March 31, 1996.

         4) Notes to Consolidated Condensed Financial Statements as of March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations
         -----------------------------------------------------------------------


PART II  --  OTHER INFORMATION
-------      -----------------





Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------



Item 1.  Financial Statements
-------  --------------------



                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                            ------------------
                                                                             1997          1996
                                                                             ----          ----
Revenues:
    Medical service revenue                                              $ 1,034,488   $   893,079
    Interest and other income                                                 79,883        37,822
                                                                         -----------   -----------
                                                                           1,114,371       930,901
Cost and expenses:
    Cost of medical services                                                 626,607       628,914
    Selling, general and administrative expenses                             443,384       373,088
    Interest expense                                                          22,494        18,693
                                                                         -----------   -----------
                                                                           1,092,485     1,020,695
                                                                         -----------   -----------

Income (loss) before minority interest                                        21,886       (89,794)

Minority interest in earnings of consolidated subsidiaries                       319         5,145
                                                                         -----------   -----------

         Net income (loss)                                               $    22,205   $   (84,649)
                                                                         ===========   ===========

Income (loss) per common share                                           $       .01   $      (.03)
                                                                         ===========   ===========




See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         March 31,   December 31,
                                                                            1997        1996(A)
                                                                         ---------   ------------
                                                                        (Unaudited)
                           ASSETS
Current Assets:
    Cash and cash equivalents                                            $3,982,400   $4,579,273
    Restricted cash                                                         140,270      137,896
    Accounts receivable, less allowances of $144,000 at
       March 31, 1997 and $154,000 at December 31, 1996                     529,871      461,269
    Inventories                                                             117,199      156,648
    Prepaid expenses and other current assets                               104,766       85,278
                                                                         ----------   ----------
                   Total current assets                                   4,874,506    5,420,364

Property and Equipment:
      Land                                                                  168,358      168,358
      Buildings and improvements                                          1,360,355    1,221,531
      Machinery and equipment                                             1,162,347    1,144,191
      Leasehold improvements                                                265,556      265,556
                                                                         ----------   ----------
                                                                          2,956,616    2,799,636
      Less accumulated depreciation                                         761,256      716,728
                                                                         ----------   ----------
                                                                          2,195,360    2,082,908

Deferred expenses and other assets                                           93,917       49,017
                                                                         ----------   ----------
                                                                         $7,163,783   $7,552,289
                                                                         ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                     $   82,367   $  148,660
    Accrued expenses                                                        129,881      182,986
    Current portion of long-term debt                                       548,579      560,120
                                                                         ----------   ----------
             Total current liabilities                                      760,827      891,766

Long-term debt, less current portion                                        213,814      215,466

Advances from parent                                                         91,746      369,547

Minority interest in subsidiaries                                            75,153       75,472

Commitments and Contingencies

Stockholder's Equity
    Common stock, $.01 par value, authorized 20,000,000
       shares; issued and outstanding 3,588,844 shares                       35,888       35,888
    Capital in excess of par value                                        3,748,595    3,748,595
    Retained earnings                                                     2,237,760    2,215,555
                                                                         ----------   ----------
      Total stockholders' equity                                          6,022,243    6,000,038
                                                                         ----------   ----------
                                                                         $7,163,783   $7,552,289
                                                                         ==========   ==========




(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission in March 1997.

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                        ------------------
                                                                                      1997              1996
                                                                                      ----              ----
Operating activities:
    Net income (loss)                                                            $    22,205       $   (84,649)
       Adjustments to reconcile net income (loss) to net cash used in by operating activities:
         Depreciation                                                                 59,007            47,153
         Amortization                                                                  3,003             2,297
         Bad debt expense                                                             37,310            28,646
         Minority interest                                                              (319)           (5,145)
         Increase (decrease) relating to operating activities from:
             Accounts receivable                                                    (105,912)          (56,511)
             Inventories                                                              39,449             1,094
             Prepaid expenses and other current assets                               (19,488)          (29,310)
             Accounts payable                                                        (66,293)          (94,938)
             Accrued expenses                                                        (53,105)          (52,682)
                                                                                 -----------       -----------
                  Net cash used in operating activities                              (84,143)         (244,045)

      Investing activities:
         Additions to property and equipment, net of minor disposals                (154,459)          (14,218)
         Proceeds from restricted cash                                               137,896           131,889
         Restricted cash                                                            (140,270)         (134,231)
         Deferred expenses and other assets                                          (47,903)          (56,084)
                                                                                 -----------       -----------
             Net cash used in investing activities                                  (204,736)          (72,644)

      Financing activities:
         (Decrease) increase in advances from parent                                (277,801)          204,614
         Payments on long-term debt                                                  (30,193)          (25,907)
                                                                                 -----------       -----------
             Net cash (used in) provided by financing activities                    (307,994)          178,707
                                                                                 -----------       -----------

(Decrease) increase in cash and cash equivalents                                    (596,873)         (137,982)

Cash and cash equivalents at beginning of period                                   4,579,273         1,061,351
                                                                                 -----------       -----------

Cash and cash equivalents at end of period                                       $ 3,982,400       $   923,369
                                                                                 ===========       ===========





See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


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

INTEREST AND OTHER INCOME

         Interest and other income is comprised as follows:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                1997         1996
                                                ----         ----
               Rental income                  $25,142      $24,546
               Interest income                 51,072       10,839
               Other income                     3,669        2,437
                                              -------      -------
                                              $79,883      $37,822
                                              =======      =======

INCOME PER COMMON SHARE

         Income (loss) per share has been computed on the basis of the weighted average number of shares outstanding plus dilutive common equivalent shares using the modified treasury stock method for 1997 and on the basis of weighted average shares outstanding for 1996.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.


NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months ended March 31, 1997 and March 31, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1996.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 3--LONG TERM DEBT

         In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $216,000 and $224,000 at March 31, 1997 and December 31, 1996, respectively. In December 1988, the Company also obtained a $600,000 fifteen-year mortgage through November 2003 on its building in Easton, Maryland with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $270,000 and $280,000 at March 31, 1997 and December 31, 1996, respectively. The bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1996, the Company was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements. The lender waived compliance with these covenants through December 31, 1997.

         The Company has an equipment purchase agreement for kidney dialysis machines for its facilities in Pennsylvania and Florida. Monthly payments were originally $4,435 commencing September 1995, including principal and interest, through June 2000 with additional monthly payments of $2,750 on 1996 financing commencing December 1996, including principal and interest through September 2001 with interest at 12%. Additional monthly payments of $344 commenced March 1997 on new financing, including principal and interest through February 2002, with interest at 8%. The initial principal balance of $195,130, additional financing of $124,096 in 1996 and $17,000 in March 1997, net of down payments, represent noncash financing activities which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $276,000 and $272,000 at March 31, 1997 and December 31, 1996, respectively.

         The prime rate was 8.5 % as of March 31, 1997 and 8.25% as of December 31, 1995.

         Interest payments on long-term debt amounted to approximately $19,000 for the three months ended March 31, 1997 and for the same period of the preceding year.

NOTE 4--INCOME TAXES

         The Company was included in the consolidated federal and state income tax returns of the Parent until the completion of its public offering in April 1996. The Company had a net operating loss carryforward of approximately $567,000 at December 31, 1995, which was available to offset consolidated taxable income. Subsequent to the completion of the Company's public offering, the Company files separate federal and state income tax returns with the income tax liability reflected on a separate return basis with its previously available net operating loss carryforwards having been utilized prior to completion of its public offering.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had deferred tax liabilities of approximately $90,000 at December 31, 1996, consisting primarily of tax over book depreciation, and deferred tax assets of approximately the same amount, consisting primarily of differences in book and tax basis of receivables and accrued expenses.

         There were no income tax payments for the three months ended March 31, 1997 or March 31, 1996.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 MARCH 31, 1997
                                   (UNAUDITED)



NOTE 5--TRANSACTIONS WITH PARENT

         The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $60,000 for the three months ended March 31, 1997, and for the same period of the preceding year.

         The Company has an intercompany advance payable to the Parent of approximately $345,000 and $370,000 at March 31, 1997 and December 31, 1996, respectively, which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approximately $3,000 for the three months ended March 31, 1997, which is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to April 1, 1998 and therefore, the advances have been classified as long-term at March 31, 1997.

NOTE 6--STOCK OPTIONS

         In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the Board of Directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 193,500 options were outstanding at March 31, 1997. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

         In August 1996, the Board of Directors granted 15,000 options to the medical directors at its three kidney dialysis centers. These options are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

NOTE 7--COMMON STOCK


         The Company completed a public offering of common stock and warrants during the second quarter of 1996, providing it with net proceeds, including the exercise of the underwriters' overallotment option, of approximately $3,445,000. The Company intends to use the proceeds from the offering to acquire or develop free standing outpatient dialysis centers and for expanding its inpatient dialysis treatment services.


         Pursuant to the offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters' overallotment option, and there are 2,300,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $4.50 exercisable from April 17, 1997 through April 17, 1999. The underwriters received options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through April 17, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8--COMMITMENTS AND CONTINGENCIES

         Effective January 1, 1997 the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of 1 year of service and 21 year old age requirement.

         Upon completion of its public offering, the Company retained the underwriters to provide financial consulting services pertaining to the Company's business, at a monthly fee of $3,000 per month for a period of 18 months, which was paid in full at closing of the offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations
         -----------------------------------------------------------------------


         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors"
section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on April 17, 1996).


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


         The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company has its fourth center in Carlisle, Pennsylvania under construction. A fifth center is seeking approval for upgraded services which if not granted will result in further delays in opening that new dialysis facility until a proper location is secured. Several agreements for acute in-patient services are under review but there is no assurance that such agreements will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. As noted below, newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.



RESULTS OF OPERATIONS

         Medical service revenue increased approximately $141,000 (16%) for the three months ended March 31, 1997 compared to the same period preceding year. This increase was largely attributable to increased revenues of approximately $182,000 (71%) compared to the preceding year at the Company's new dialysis center in Lemoyne, Pennsylvania which commenced treatments in June 1995. Revenues attributable to the Company's center in Wellsboro, Pennsylvania which commenced treatments in October 1995 decreased approximately $17,000 (15%). Revenues attributable to the Company's Florida dialysis center decreased $24,000 (5%) compared to the preceding year.


         Interest and other income increased approximately $42,000 for the three months ended March 31, 1997 compared to the same period of the preceding year largely due to interest earned on proceeds invested from the Company's security offering completed in the second quarter of 1996.

         Cost of medical services sales decreased to 61% for the three months ended March 31, 1997 compared to 70% for the same period of the preceding year largely as a result of a decrease in healthcare salaries as a percentage of sales due to the increased sales revenues generated by the Company's Lemoyne, Pennsylvania facility.


         Selling, general and administrative expenses increased approximately $70,000 for the three months ended March 31, 1997 compared to the preceding year reflecting increases associated with the new Pennsylvania dialysis centers. Selling general and administrative expenses as a percentage of medical service revenues remained relatively stable amounting to 43% for the three months ended March 31, 1997 compared to 42% for the same period of the preceding year.


         Interest expense increased approximately $4,000 for the three months ended March 31, 1997 compared to the same period of the preceding year. Included was interest of $3,000 on the advances payable to the Parent for the three months ended March 31, 1997 with no such interest during the same period of the preceding year with this interest computed at the short-term Treasury Bill rate. Also included were increases as a result of the equipment purchase agreements for dialysis machines. The prime rate was 8.5% at March 31, 1997 and 8.25% at December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $4,114,000 at March 31, 1997, which reflected a decrease of approximately $415,000 during the three months ended March 31, 1997. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $597,000, which included net cash used in operating activities of $84,000, net cash used in investing activities of $205,000 (including additions to property and equipment of $154,000) and net cash used in financing activities of $308,000 (including a decrease in the advances from the Parent of $278,000 and debt repayments of $30,000).

         During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, each of which housed the Company's dialysis centers. These centers were sold in October, 1989. The mortgages had a combined remaining balance of $486,000 and $504,000 at March 31, 1997 and December 31, 1996, respectively. The Company was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements for which the lender has waived compliance through December 31, 1997.

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

         The Company has an equipment purchase agreement for kidney dialysis machines for its Florida and Pennsylvania dialysis facilities which had a remaining balance of $276,000 and $272,000 at March 31, 1997 and December 31, 1996, respectively, which included additional equipment financing of approximately $17,000 in the first quarter of 1997. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

         The Company believes that current levels of working capital, including the proceeds of its securities offering, will enable it to successfully meet its liquidity demands for at least the new twelve months.

         Net proceeds of the Company's security offering completed in the second quarter of 1996 were approximately $3,445,000 including the underwriters' over-allotment option exercise. The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering will be adequate to finance such expansion. See Note 7 to "Notes to Consolidated Condensed Financial Statements".

         The Company has entered into agreements with medical directors, and intends to establish two new dialysis centers, one in New Jersey and one in Pennsylvania. It is anticipated that the Pennsylvania center, currently under construction, will commence operations in the third quarter of 1997. Establishment of the New Jersey center is subject to meeting various regulatory requirements and negotiating satisfactory lease terms.

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

                            PART II-OTHER INFORMATION
                            -------------------------




Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

         (a)      Exhibits

                  Part I Exhibits

                  (11) Statement re: computation of per share earnings.

                  Part II Exhibits


                  None


         (b)      Reports on Form 8-K


         There were no reports on Form 8-K filed for the quarter ended March 31, 1997.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DIALYSIS CORPORATION OF AMERICA


                                 By:  /s/ DANIEL R. OUZTS
                                     ------------------------------------------
                                     DANIEL R. OUZTS, Vice President/Finance
                                     Controller and Principal Financial Officer


Dated: May 7, 1997

                                  EXHIBIT INDEX

Exhibit
  No.



(11)        Statement re: computation of per share earnings (loss)

(27)        Financial Data Schedule (for SEC use only)