Form 10-Q
period 1997-06-30
DIALYSIS CORP OF AMERICA
filed 1997-08-13
CIK 201653

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-8527
                       ------

                         DIALYSIS CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                         59-1757642
  ----------------------------                             ---------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

2337 WEST 76TH STREET, HIALEAH, FLORIDA                       33016
---------------------------------------                     ---------
(Address of principal executive offices)                    (Zip Code)


                                 (305) 364-1308
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes [X] or No [ ]

Common Stock Outstanding

      Common Stock, $.01 par value -- 3,488,844 shares as of July 31, 1997.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                      INDEX

PART I -- FINANCIAL INFORMATION

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 1997 and June 30, 1996 include the accounts of the Registrant and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

         1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1997 and June 30, 1996.

         2) Consolidated Condensed Balance Sheets as of June 30, 1997 and December 31, 1996.

         3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1997 and June 31, 1996.

         4) Notes to Consolidated Condensed Financial Statements as of June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                        Three Months Ended                Six Months Ended
                                                                              June 30,                        June 30,
                                                                  ----------------------------      ----------------------------
                                                                     1997             1996              1997            1996
                                                                  -----------      -----------      -----------      -----------
Revenues:
    Medical service revenue                                       $ 1,045,966      $   977,946      $ 2,080,454      $ 1,871,025
    Interest and other income                                          87,638           68,673          167,521          106,495
                                                                  -----------      -----------      -----------      -----------
                                                                    1,133,604        1,046,619        2,247,975        1,977,520
Cost and expenses:
    Cost of medical services                                          662,091          604,586        1,288,698        1,233,500
    Selling, general and administrative expenses                      413,808          386,553          857,192          759,641
    Interest expense                                                   19,585           23,162           42,079           41,855
                                                                  -----------      -----------      -----------      -----------
                                                                    1,095,484        1,014,301        2,187,969        2,034,996
                                                                  -----------      -----------      -----------      -----------

Income (loss) before income taxes and minority interest                38,120           32,318           60,006          (57,476)

Income tax provision                                                   14,000                            14,000
                                                                  -----------      -----------      -----------      -----------

Income before minority interest                                        24,120           32,318           46,006          (57,476)

Minority interest in earnings (loss) of consolidated
     subsidiaries                                                       3,940            2,734            3,621           (2,411)
                                                                  -----------      -----------      -----------      -----------

         Net income (loss)                                        $    20,180      $    29,584      $    42,385      $   (55,065)
                                                                  ===========      ===========      ===========      ===========

Income (loss) per common share                                    $       .01      $       .01      $       .01      $      (.02)
                                                                  ===========      ===========      ===========      ===========



See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES


                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       June 30,        December 31,
                                                                                         1997            1996(A)
                                                                                     -----------       -----------
                                                                                     (Unaudited)
                                 ASSETS
Current Assets:
    Cash and cash equivalents                                                        $ 3,826,028       $ 4,579,273
    Restricted cash                                                                      141,035           137,896
    Accounts receivable, less allowances of $133,000 at
       June 30, 1997 and $154,000 at December 31, 1996                                   552,976           461,269
    Inventories                                                                          136,693           156,648
    Prepaid expenses and other current assets                                             68,997            85,278
                                                                                     -----------       -----------
              Total current assets                                                     4,725,729         5,420,364

Property and Equipment:
      Land                                                                               168,358           168,358
      Buildings and improvements                                                       1,372,397         1,221,531
      Machinery and equipment                                                          1,254,321         1,144,191
      Leasehold improvements                                                             463,361           265,556
                                                                                     -----------       -----------
                                                                                       3,258,437         2,799,636
      Less accumulated depreciation                                                      826,562           716,728
                                                                                     -----------       -----------
                                                                                       2,431,875         2,082,908

Deferred expenses and other assets                                                        39,205            49,017
                                                                                     -----------       -----------
                                                                                     $ 7,196,809       $ 7,552,289
                                                                                     ===========       ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                 $   205,691       $   148,660
    Accrued expenses                                                                     167,922           182,986
    Current portion of long-term debt                                                    543,586           560,120
    Income taxes payable                                                                  14,000
                                                                                     -----------       -----------
             Total current liabilities                                                   931,199           891,766

Long-term debt, less current portion                                                     236,032           215,466

Advances from parent                                                                     117,310           369,547

Minority interest in subsidiaries                                                         76,095            75,472

Commitments and Contingencies

Stockholder's Equity
Common stock, $.01 par value, authorized 20,000,000 shares; June 30, 1997 -
   3,588,844 shares issued, 3,488,844 shares outstanding;
   December 31, 1996 - 3,588,844 shares issued and outstanding                            35,888            35,888
   Capital in excess of par value                                                      3,748,595         3,748,595
   Retained earnings                                                                   2,257,940         2,215,555
   Treasury stock at cost; 100,000 shares at June 30, 1997                              (206,250)
                                                                                     -----------       -----------
      Total stockholders' equity                                                       5,836,173         6,000,038
                                                                                     -----------       -----------
                                                                                     $ 7,196,809       $ 7,552,289
                                                                                     ===========       ===========


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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                -----------------------------
                                                                                   1997                1996
                                                                                -----------       -----------
Operating activities:
    Net income (loss)                                                           $    42,385       $   (55,065)
       Adjustments to reconcile net income (loss) to net cash used in by operating activities:
         Depreciation                                                               124,312            95,607
         Amortization                                                                 6,359             4,595
         Bad debt expense                                                            23,854            66,768
         Minority interest                                                            3,621            (2,411)
         Increase (decrease) relating to operating activities from:
             Accounts receivable                                                   (115,561)          (89,381)
             Inventories                                                             19,955           (23,221)
             Prepaid expenses and other current assets                               16,281           (57,065)
             Accounts payable                                                        57,031          (165,454)
             Accrued expenses                                                       (15,064)          (39,184)
             Income taxes payable                                                    14,000
                                                                                -----------       -----------
                  Net cash provided by (used in) operating activities               177,173          (264,811)

      Investing activities:
         Additions to property and equipment, net of minor disposals               (408,279)          (27,186)
         Proceeds from restricted cash                                              207,251           198,421
         Restricted cash                                                           (210,390)         (201,425)
         Deferred expenses and other assets                                           3,453           128,524
                                                                                -----------       -----------
             Net cash (used in) provided by investing activities                   (407,965)           98,334

      Financing activities:
         Net proceeds from securities offering                                                      3,445,158
         (Decrease) increase in advances from parent                               (252,237)          344,546
         Repurchase of stock                                                       (206,250)
         Payments on long-term debt                                                 (60,968)          (52,051)
         Dividend payments to minority shareholder                                   (2,998)
                                                                                -----------       -----------
             Net cash (used in) provided by financing activities                   (522,453)        3,737,653
                                                                                -----------       -----------

(Decrease) increase in cash and cash equivalents                                   (753,245)        3,571,176

Cash and cash equivalents at beginning of period                                  4,579,273         1,061,351
                                                                                -----------       -----------

Cash and cash equivalents at end of period                                      $ 3,826,028       $ 4,632,527
                                                                                ===========       ===========





See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 69.1% owned subsidiary of Medicore, Inc. (the "Parent").

INTEREST AND OTHER INCOME

         Interest and other income is comprised as follows:

                                        Three Months Ended          Six Months Ended
                                             June 30,                    June 30,
                                      ----------------------      ----------------------
                                        1997          1996          1997          1996
                                      --------      --------      --------      --------
            Rental income             $ 31,725      $ 24,461      $ 56,867      $ 49,007
            Interest income             48,568        43,335        99,640        54,174
            Other income                 7,345           877        11,014         3,314
                                      --------      --------      --------      --------
                                      $ 87,638      $ 68,673      $167,521      $106,495
                                      ========      ========      ========      ========


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

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months and six months ended June 30, 1997 and June 30, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1996.

NOTE 3--LONG TERM DEBT

         The remaining combined principal balance under the Company's mortgages on its buildings in Pennsylvania and Maryland amounted to approximately $468,000 and $504,000 at June 30, 1997 and December 31, 1996, respectively. The bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1996, the Company was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements. The lender waived compliance with these covenants through December 31, 1997.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE 3--LONG TERM DEBT--CONTINUED

         The Company has an equipment purchase agreement for kidney dialysis machines for its facilities in Pennsylvania and Florida. Monthly payments were originally $4,435 commencing September 1995, including principal and interest, through June 2000 with additional monthly payments of $2,750 on 1996 financing commencing December 1996, including principal and interest through September 2001 with interest at 12%. Additional monthly payments of $344 commenced March 1997 on new financing, including principal and interest through February 2002, with interest at 8% with additional monthly payments of $975 commencing June 1997, including principal and interest through May 2002, with interest at 8%. The initial principal balance of $195,130, additional financing of $124,096 in 1996, $17,000 in March 1997 and $48,000 in June 1997, net of down payments, represent noncash financing activities which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $312,000 and $272,000 at June 30, 1997 and December 31, 1996, respectively.

         The prime rate was 8.5 % as of June 30, 1997 and 8.25% as of December 31, 1996.

          Interest payments on long-term debt above amounted to approximately $18,000 and $37,000 for the three months and six months ended June 30, 1997 for the same periods of the preceding year.

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

         There were no income tax payments for the three months and six months ended June 30, 1997 or for the same periods of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

         The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $60,000 and $120,000 for the three months and six months ended June 30, 1997, and for the same periods of the preceding year.

         The Company has an intercompany advance payable to the Parent of approximately $117,000 and $370,000 at June 30, 1997 and December 31, 1996, respectively, which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approximately $1,000 and $4,000 for the three months and six months ended June 30, 1997, and $5,000 for the three months and six months ended June 30, 1996, which is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to July 1, 1998 and therefore, the advances have been classified as long-term at June 30, 1997.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 JUNE 30, 1997
                                  (UNAUDITED)


NOTE 6--STOCK OPTIONS

         In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the Board of Directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 191,500 options were outstanding at June 30, 1997. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

         In August 1996, the Board of Directors granted 15,000 options to the medical directors at its three kidney dialysis centers. These options are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

NOTE 7--COMMON STOCK

          In June 1997, the Company reacquired 100,000 shares of its common stock at a cost of $206,250 with these shares reflected as treasury stock in the balance sheet.

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

         The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company has recently opened its fourth center in Carlisle, Pennsylvania. A lease has been completed for a fifth center located in Manahawkin, New Jersey and the Company is seeking certain regulatory approvals from the state which if not granted will result in further delays in opening that new dialysis facility. Several agreements for acute inpatient services are under review but there is no assurance that such agreements will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. As noted below, newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

RESULTS OF OPERATIONS

         Medical service revenue increased approximately $68,000 (7%) and $209,000 (11%) for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year. This increase was largely attributable to increased revenues of approximately $134,000 (43%) and $317,000 (56%) compared to the same periods of the preceding year at the Company's dialysis center in Lemoyne, Pennsylvania which commenced treatments in June 1995. Revenues attributable to the Company's center in Wellsboro, Pennsylvania which commenced treatments in October 1995 decreased approximately $24,000 (19%) and $41,000 (17%) compared to the preceding year. Revenues attributable to the Company's Florida dialysis center decreased $42,000 (8%) and $65,000 (6%) compared to the preceding year.

         Interest and other income increased approximately $19,000 and $61,000 for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year largely due to interest earned on proceeds invested from the Company's security offering completed in the second quarter of 1996.

         Cost of medical services sales, although increasing to 63% from 62% during the second quarter of 1997 compared to the preceding year, largely as a result of increases in supply costs, decreased to 62% for the six months ended June 30, 1997 compared to 66% for the same period of the preceding year, largely as a result of a decrease in healthcare salaries as a percentage of sales due to the increased sales revenues generated by the Company's Lemoyne, Pennsylvania facility with salaries at that facility remaining approximately the same.

         Selling, general and administrative expenses increased approximately $27,000 and $98,000 for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year reflecting increases associated with the new Pennsylvania dialysis centers. Selling general and administrative expenses as a percentage of medical service revenues remained relatively stable amounting to 40% and 41% for the three months and six months ended June 30, 1997 and for the same periods of the preceding year.

         Interest expense decreased approximately $4,000 for the three months ended June 30, 1997 compared to the same period of the preceding year with interest expense for the six months ended June 30 being approximately the same for both years. Included was interest of $1,000 and $4,000 on the advances payable to the Parent for the three months and six months ended June 30, 1997 compared to $5,000 for the same periods of the preceding year with this interest computed at the short-term Treasury Bill rate. Other interest including interest on mortgages and equipment purchase agreements for dialysis machines was approximately the same for the three months and six months ended June 30, 1997 compared to the same periods of the preceding year. The prime rate was 8.5% at June 31, 1997 and 8.25% at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $3,795,000 at June 30, 1997, which reflected a decrease of approximately $734,000 during the six months ended June 30, 1997. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $753,000, which included net cash provided by operating activities of $177,000, net cash used in investing activities of $408,000 relating to additions to property and equipment (of which $193,000 are for the new Carlisle, Pennsylvania facility and $134,000 are for renovations and improvements to the Company building in Lemoyne, Pennsylvania) and net cash used in financing activities of $522,000 (including a decrease in the advances from the Parent of $252,000, repurchase of stock of $206,000 and debt repayments of $61,000).

         During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $468,000 and $504,000 at June 30, 1997 and December 31, 1996, respectively. The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. At December 31, 1996, the Company was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements for which the lender has waived compliance through December 31, 1997. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

         The Company has an equipment purchase agreement for kidney dialysis machines for its Florida and Pennsylvania dialysis facilities which had a remaining balance of $312,000 and $272,000 at June 30, 1997 and December 31, 1996, respectively, which included additional equipment financing of approximately $17,000 in the first quarter of 1997 and $48,000 in the second quarter of 1997. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

         The Company believes that current levels of working capital, including the proceeds of its 1996 securities offering, will enable it to successfully meet its liquidity demands for at least the next twelve months.

         The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's 1996 security offering. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering will be adequate to finance such expansion.

         In June 1997, the Company repurchased 100,000 shares of its common stock for $206,250. See Note 7 to "Notes to Consolidated Condensed Financial Statements".

         The Company commenced operations at its newly established dialysis center in Carlisle, Pennsylvania in July 1997 and has entered into an agreement with a medical director, and intends to establish another new dialysis center, in New Jersey. Establishment of the New Jersey center is subject to meeting various regulatory requirements.

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

                            PART II-OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

                  On June 11, 1997, the Company held its annual meeting of shareholders to elect its three member Board of directors to serve until the next annual meeting in 1998. Each director, Messrs. Thomas K. Langbein, Bart Pelstring and Michael Duke, was elected by a vote of 2,410,622 shares for and no votes against. There were no abstentions and no broker non-votes due to the meeting being called pursuant to an Information Statement under Regulation 14C of the Securities and Exchange Act of 1934 with no proxy solicitation since the Parent owned 67% of the voting equity of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         Part I Exhibits

                (11) Statement re:  computation of per share earnings.

                (27) Financial Data Schedule (for SEC use only)

         Part II Exhibits

                (10) Material contracts

                  (i) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 dated November 22, 1996 between the Company and B. Braun Medical, Inc.

                  (ii) Schedule of Leased Equipment 0697 commencing July 1, 1997 to Master Lease BC-105 dated November 22, 1996 between the Company and B Braun Medical, Inc.

    (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on June 19, 1997 with respect to Item 5, "Other Events" relating to certain agreements for In-Hospital Dialysis Service; there were no financial statements filed.


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


                                 DIALYSIS CORPORATION OF AMERICA


                                 By: /s/  DANIEL R. OUZTS
                                     ------------------------------------------
                                     DANIEL R. OUZTS, Vice President/Finance
                                     Controller and Principal Financial Officer


Dated: August 13, 1997

                                  EXHIBIT INDEX
Exhibit
  No.

Part I  Exhibits

(11)    Statement re: computation of per share earnings (loss)

(27)    Financial Data Schedule (for SEC use only)

Part II  Exhibits

(10)    Material contracts

         (i) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 dated November 22, 1996 between the Company and B. Braun Medical, Inc.

         (ii) Schedule of Leased Equipment 0697 commencing July 1, 1997 to Master Lease BC-105 dated November 22, 1996 between the Company and B Braun Medical, Inc.