Form 10-Q
period 1997-09-30
DIALYSIS CORP OF AMERICA
filed 1997-11-13
CIK 201653

FORM 10--Q


                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    	SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------
Commission file number 0-8527
                       ------


                     DIALYSIS CORPORATION OF AMERICA
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


                Florida                                     59-1757642
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                             Identification No.)


2337 West 76th Street, Hialeah, Florida                        33016
----------------------------------------                    ----------
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

Yes [x] or No [ ]

Common Stock Outstanding

   Common Stock, $.01 par value -- 3,488,844 shares as of October 31, 1997.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
               ------------------------------------------------

                                   INDEX


PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 1997 and September 30, 1996 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

      1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1997 and September 30, 1996.

      2) Consolidated Condensed Balance Sheets as of September 30, 1997 and December 31, 1996.

      3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1997and September 30, 1996.

      4) Notes to Consolidated Condensed Financial Statements as of September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------


PART II  --  OTHER INFORMATION
-------      -----------------

Item 5. Other Information
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (10)  Material Contracts

              (i) Asset Purchase Agreement by and among the Company,
                  Dialysis Services of Florida, Inc. - Fort Walton Beach, DCA Medical Services, Inc., Dialysis Medical, Inc., Renal Care Group, Inc., Renal Care Group of the South-east, Inc. and Henry M. Haire, M.D., dated October 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997, Part II,
                  Item 7(c)(2.1)).

                    PART I -- FINANCIAL INFORMATION
                    -------------------------------


Item 1.	Financial Statements
----------------------------


           DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                              ------------------       -------------------
                               1997        1996         1997         1996
                               ----        ----         ----         ----
Revenues:
  Medical service revenue  $ 1,280,083  $  968,705  $ 3,360,537  $ 2,839,730
  Interest and other
   income                      101,971     103,534      269,492      210,029
                           -----------  ----------  -----------  -----------
                             1,382,054   1,072,239    3,630,029    3,049,759

Cost and expenses:
  Cost of medical services     761,832     639,437    2,050,530    1,872,937
  Selling, general and
   administrative expenses     492,043     395,733    1,349,235    1,155,374
  Interest expense              22,114      22,461       64,193       64,316
                           -----------  ----------  -----------  -----------
                             1,275,989   1,057,631    3,463,958    3,092,627
                           -----------  ----------  -----------  -----------
Income (loss) before
  income taxes and
  minority interest            106,065      14,608      166,071      (42,868)

Income tax provision            48,000                   62,000
                           -----------  ----------  -----------  -----------

Income (loss) before
 minority interest              58,065      14,608      104,071      (42,868)

Minority interest in
 earnings (loss) of
 consolidated subsidiaries       5,646      (4,532)       9,267       (6,943)
                           -----------  ----------  -----------  -----------
Net income (loss)          $    52,419  $   19,140  $    94,804  $   (35,925)
                           ===========  ==========  ===========  ===========

Income (loss) per
 common share                 $.01         $.01         $.03        $(.01)
                              ====         ====         ====        ======


See notes to consolidated condensed financial statements.

           DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS

                                             September 30,    December 31,
                                                  1997          1996(A)
                                                  ----          -------
                                              (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                   $ 3,545,574     $ 4,579,273
  Restricted cash                                 143,557         137,896
  Accounts receivable, less allowances
    of $135,000 at September 30, 1997
    and $154,000 at December 31, 1996             826,180         461,269
  Inventories                                     147,273         156,648
  Prepaid expenses and other current
    assets                                         50,172          85,278
                                              -----------     -----------
Total current assets                            4,712,756       5,420,364

Property and Equipment:
  Land                                            168,358         168,358
  Buildings and improvements                    1,391,240       1,221,531
  Machinery and equipment                       1,421,419       1,144,191
  Leasehold improvements                          587,084         265,556
                                              -----------     -----------
                                                3,568,101       2,799,636
Less accumulated depreciation                     906,432         716,728
                                              -----------     -----------
                                                2,661,669       2,082,908
Deferred expenses and other assets                 50,704          49,017
                                              -----------     -----------
                                              $ 7,425,129     $ 7,552,289
                                              ===========     ===========

Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                            $   153,619     $   148,660
  Accrued expenses                                275,123         182,986
  Current portion of long-term debt               547,260         560,120
  Income taxes payable                             51,664
                                              -----------     -----------
Total current liabilities                       1,027,666         891,766

Long-term debt, less current portion              301,185         215,466

Advances from parent                              129,913         369,547

Minority interest in subsidiaries                  80,773          75,472


Commitments and Contingencies

Stockholder's Equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; September 30, 1997 -
   3,588,844 shares issued, 3,488,844 shares
   outstanding; December 31, 1996 - 3,588,844
   shares issued and outstanding                   35,888          35,888
  Capital in excess of par value                3,748,595       3,748,595
  Retained earnings                             2,310,359       2,215,555
  Treasury stock at cost; 100,000 shares
   at September 30, 1997                         (206,250)
                                              -----------     -----------
Total stockholders' equity                      5,888,592       6,000,038
                                              -----------     -----------
                                              $ 7,425,129     $ 7,552,289
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

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   Nine Months Ended
                                                      September 30,
                                              ----------------------------
                                                  1997            1996
                                                  ----            ----
Operating activities:
  Net income (loss)                           $    94,804     $   (35,925)
   Adjustments to reconcile net income
     (loss) to net cash used in by
     operating activities:
    Depreciation                                  204,244         145,101
    Amortization                                    9,715           7,879
    Bad debt expense                               31,210         103,734
    Minority interest                               9,267          (6,943)
    Increase (decrease) relating to
      operating activities from:
     Accounts receivable                         (396,121)       (100,245)
     Inventories                                    9,375         (20,919)
     Prepaid expenses and other
      current assets                               35,106         (46,796)
     Accounts payable                               4,959        (257,237)
     Accrued expenses                              92,137         (50,059)
     Income taxes payable                          51,664
                                              -----------     -----------
  Net cash provided by (used in)
    operating activities                          146,360        (261,410)

  Investing activities:
   Additions to property and equipment,
     net of minor disposals                      (610,005)        (89,473)
   Proceeds from restricted cash                  348,286         333,314
   Restricted cash                               (353,947)       (338,615)
   Deferred expenses and other assets             (11,402)        119,826
                                              -----------     -----------
  Net cash (used in) provided by
    investing activities                         (627,068)         25,052

  Financing activities:
   Net proceeds from securities offering                        3,445,158
   (Decrease) increase in advances
     from parent                                 (242,634)        345,010
   Repurchase of stock                           (206,250)
   Payments on long-term debt                    (100,141)        (78,439)
   Proceeds from exercise of stock options                          7,500
   Dividend payments to minority shareholder       (3,966)         (6,107)
                                              -----------     -----------
  Net cash (used in) provided by
    financing activities                         (552,991)      3,713,122
                                              -----------     -----------
(Decrease) increase in cash and
  cash equivalents                             (1,033,699)      3,476,764

Cash and cash equivalents at beginning
  of period                                     4,579,273       1,061,351
                                              -----------     -----------
Cash and cash equivalents at end of period     $3,545,574      $4,538,115
                                              ===========     ===========

See notes to consolidated condensed financial statements.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          September 30, 1997
                             (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 69.1% owned sub-sidiary of Medicore, Inc. (the "Parent").


Interest and Other Income

     Interest and other income is comprised as follows:

                         Three Months Ended        Nine Months Ended
                            September 30,             September 30,
                       ----------------------    ----------------------
                          1997         1996         1997         1996
                          ----         ----         ----         ----
     Rental income     $  31,925    $  26,912    $  88,792    $  75,919
     Interest income      45,822       57,092      145,462      111,265
     Other income         24,224       19,530       35,238       22,845
                       ---------    ---------    ---------    ---------
                       $ 101,971    $ 103,534    $ 269,492    $ 210,029
                       =========    =========    =========    =========


Income per Common Share

     Income (loss) per share has been computed on the basis of the weighted average number of shares outstanding plus dilutive common equivalent shares using the modified treasury stock method for 1997 and on the basis of weighted average shares outstanding for 1996.


New Pronouncements

     In February 1997, the Financial Accounting Standards Board issued
FAS 128, "Earnings Per Share," which is required to be adopted on Decem-ber 31, 1997. At that time, the Company will be required to change the method currently used for computing earnings per share and to restate all prior periods. The new requirements for calculating primary earnings per share will exclude the dilutive effect of stock options. This change would have increased reported earnings per share under the basic computation required by FAS 128 to $.02 for the three months ended September 30, 1997 with earnings per share for the nine months ended September 30, 1997 remaining unchanged. Earnings per share under the diluted computation required under FAS 128, which will include stock options using the treasury stock method and average market price, would have yielded the same result as the present primary computation for the three months and nine months ended September 30, 1997. The new requirements would not have affected reported earnings per share for the three months and nine months ended September 30, 1996 since stock options were not included in that computation.


Reclassifications

     Certain reclassifications have been made to the 1996 financial state-ments to conform to the 1997 presentation.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                             September 30, 1997
                                 (Unaudited)


NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and nine months ended September 30, 1997 and September 30, 1996 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for
such periods.   Operating results for the three months and nine months
ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1996.


NOTE 3--LONG TERM DEBT

     The remaining combined principal balance under the Company's mortgages on its buildings in Pennsylvania and Maryland amounted to approximately $450,000 and $504,000 at September 30, 1997 and December 31, 1996, respec-
tively. The bank has the right to demand repayment on the outstanding balance of the borrowings under these mortgages which have accordingly been classified as current liabilities. At December 31, 1996, the Company was in violation of certain covenants under these loans principally relating to net worth and debt service ratio requirements. The lender waived compliance with these covenants through December 31, 1997.

     The Company has an equipment purchase agreement for kidney dialysis machines for its facilities in Pennsylvania and Florida. Monthly payments were originally $4,435 commencing September 1995, including principal and interest, through June 2000 with additional monthly payments on new financing as follows: $2,750 on 1996 financing commencing December 1996, including principal and interest through September 2001 with interest at 12%; additional monthly payments of $344 commencing March 1997, including principal and interest through February 2002, with interest at 8%; addi-tional monthly payments of $975 commencing June 1997, including principal and interest through May 2002, with interest at 8.7%; and additional monthly payments of $2,194 commencing July 1997, including principal and interest through June 2002, with interest at 8.7%. The initial principal balance of $195,130, additional financing of $124,096 in 1996, $17,000 in March 1997, $48,000 in June 1997 and $108,000 in July 1997, net of down payments, represent noncash financing activities which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $398,000 and $272,000 at September 30, 1997 and December 31, 1996, respectively. In conjunction with the sale of its Florida dialysis operations on October 31, 1997, the purchaser assumed a portion of the financing liabilities which amounted to approximately $113,000 as of September 30, 1997, which is included in the balance out-standing of $398,000 at that date.

     The prime rate was 8.5 % as of September 30, 1997 and 8.25% as of December 31, 1996.

     Interest payments on long-term debt above amounted to approximately $21,000 and $58,000 for the three months and nine months ended September 30, 1997 and $18,000 and $55,000 for the same periods of the preceding year.


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

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           September 30, 1997
                               (Unaudited)


NOTE 4--INCOME TAXES--Continued

     Deferred income taxes reflect the net tax effect of temporary dif-ferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Income tax payments were approximately $12,000 for the three months and nine months ended September 30, 1997 with no payments for the same periods of the preceding year.


NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company in-cluding office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $60,000 and $180,000 for the three months and nine months ended September 30, 1997, and for the same periods of the preceding year.

     The Company has an intercompany advance payable to the Parent of ap-proximately $127,000 and $370,000 at September 30, 1997 and December 31, 1996, respectively, which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approximately $2,000 and $6,000 for the three months and nine months ended September 30, 1997, and $5,000 and $10,000 for the same periods of the preceding year, which is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to October 1, 1998 and therefore, the advances have been classified as long-term at September 30, 1997.


NOTE 6--STOCK OPTIONS

     In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the Board of Directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 187,000 options were outstanding at September 30, 1997. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

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


NOTE 9 - SUBSEQUENT EVENTS

     On October 31, 1997, the Company concluded a sale ("Sale") of substan-tially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis Medical, Inc. ("DMI") (Florida Method 2 home patient opera-tions), and an in-patient hospital service agreement of its 100% owned subsidiary,

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                         September 30, 1997
                             (Unaudited)


NOTE 9 - SUBSEQUENT EVENTS--Continued

DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Con-sideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser has agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser has agreed to make up any difference by which the sales proceeds are less then $480,000 in cash or additional registered shares of the purchaser at its discretion.

     The pro forma consolidated condensed financial information presented below reflects the Sale if it had occurred on January 1, 1996 for purposes of Statement of Operations information and as if it had occurred at the end of the period for purposes of balance sheet information. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and the Company's parent, Medicore, Inc., to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses which amounted to approxi-mately $105,000 and $187,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively, have accordingly not been removed when computing the below pro forma amounts.

     No assumption has been included in the pro forma information as to in-vestment income to be realized from investment of the proceeds of the Sale. If the estimated after tax proceeds of approximately $2,985,000 based on $4,585,000 cash proceeds at closing and estimated taxes of $1,600,000 were assumed to have been invested in short-term Treasury Bills at the current estimated yield of 5.15% for the entire periods presented pending decision as to other investment of the funds, estimated interest income of $111,000 would have been earned for both the nine months ended September 30, 1997 and for the same period of the preceding year which has not been reflected in the pro forma revenues or income information.

     The summary pro forma information is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997 and may not be indicative of the Company's financial position or operating results for any future periods.


                      SUMMARY PRO FORMA INFORMATION

Statement of Operations Information
-----------------------------------

                                       Nine Months Ended
                                         September 30,
                                  ---------------------------
                                     1997             1996
                                     ----             ----
     Total revenue                $2,114,000       $1,494,000
                                  ==========       ==========

     Net (loss)                   $ (148,000)      $ (339,000)
                                  ==========       ==========

     Loss per common share          $(.04)           $(.11)
                                    ======           ======

Balance Sheet Information
-------------------------

     Total assets                       $11,694,000
                                        ===========
     Total liabilities                  $ 3,601,000
                                        ===========
     Total stockholders' equity         $ 8,093,000
                                        ===========

     The Company has preliminarily estimated that it will record a gain on the Sale of approximately $2,700,000 as of October 31, 1997, representing an estimated pre-tax gain of approximately $4,300,000, net of estimated income taxes of approximately $1,600,000, of which approximately $528,000 of the net after tax gain relates to the 20% minority interest in two of the subsidiaries whose assets were sold. This gain is not reflected in the above pro forma information. The actual gain will be subject to the actual amount of net assets sold as of October 31, 1997 and related costs of the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Ex-change Act"), including statements regarding the Company's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements include the Company's statements regarding liquidity, antici-pated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on April 17, 1996).

     The dialysis industry is highly competitive and subject to extensive regulation, including the limitation on fees for dialysis treatments and services. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers. There is also substantial compe-tition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger com-panies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care main-tenance entities. On July 1997, the Company opened a new center in Carlisle, Pennsylvania. New centers are planned for New Jersey and Pennsylvania. On October 31, 1997, the Company sold its Fort Walton
Beach, Florida dialysis operations. See Note 9 to "Notes to Consolidated Condensed Financial Statements." Several agreements for acute inpatient services are under review but there is no assurance that such agreements will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. As noted below, newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.


Results of Operations

     Medical service revenue increased approximately $311,000 (32%) and $521,000 (18%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. This increase included increased revenues of approximately $170,000 (45%) and $487,000 (52%) for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year at the Company's dialysis center in Lemoyne, Pennsylvania which commenced treatments in September 1995. Also included were revenues of $82,000 for the three months and nine months ended September 30, 1997 for the Company's new dialysis center in Carlisle, Pennsylvania which commenced treatments in July 1997.

     Interest and other income remained relatively stable for the three months ended September 30, 1997 compared to the same period of the preceding year and increased approximately $59,000 for the nine months ended September 30, 1997 compared to the same period of the preceding year largely due to interest earned on proceeds invested from the Company's security offering completed in the second quarter of 1996.

     Cost of medical services sales decreased to 60% and 61% for the three months and nine months ended September 30, 1997 compared to 66% for the same periods of the preceding year, as a result of decreases as a per-centage of sales in supply costs and healthcare salaries.

     Selling, general and administrative expenses increased approximately $96,000 and $194,000 for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year which included the new dialysis center in Carlisle, Pennsylvania and some other increases as a result of increased revenues. Selling general and administrative expenses as a percentage of medical service revenues decreased to 38% and 40% for the three months and nine months ended September 30, 1997 compared to 41% for the same periods of the preceding year.

     Interest expense remained relatively stable for the three months and nine months ended September 30, 1997 compared to the same periods of the preceding year. Decreases in interest on the advances payable to the Parent for the three months and nine months ended September 30, 1997 were offset by increases in interest on equipment purchase agreements for dialysis machines as a result of additional equipment financing.
The prime rate was 8.5% at September 31, 1997 and 8.25% at December 31,
1996.


Liquidity and Capital Resources

     Working capital totaled $6,397,000 at September 30, 1997, which re-flected a decrease of approximately $263,000 during the nine months ended September 30, 1997. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,034,000, which included net cash provided by operating activities of $146,000, net cash used in investing activities of $627,000 primarily relating to additions to property and equipment (of which $483,000 are for the new Carlisle, Pennsylvania facility with the majority of the other additions for reno-vations and improvements to the Company building in Lemoyne, Pennsylvania) and net cash used in financing activities of $553,000 (including a decrease in the advances from the Parent of $243,000, repurchase of stock of $206,000 and debt repayments of $100,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $450,000 and $504,000 at September 30, 1997 and December 31, 1996, respectively.
The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. At December 31, 1996, the Company was in default of certain covenants principally relating to net worth and debt service ratio requirements under these loan agreements for which the lender has waived compliance through December 31, 1997. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has an equipment purchase agreement for kidney dialysis machines for its Florida and Pennsylvania dialysis facilities which had a remaining balance of $398,000 and $272,000 at September 30, 1997 and December 31, 1996, respectively, which included additional equipment financing of approximately $17,000 in the first quarter of 1997, $48,000 in the second quarter of 1997 and $108,000 in the third quarter of 1997. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     On October 31, 1997, the Company concluded a sale of substantially all of the assets of its Florida dialysis operations for considerations of $5,065,000, of which $4,585,000 was received in cash at closing and $480,000 in common stock of the purchaser. The purchaser assumed approx-imately $113,000 of the financing liabilities under the equipment purchase agreement. The Company has preliminarily estimated an after tax gain of approximately $2,700,000 of which approximately $528,000 relates to the 20% minority interest in two of the subsidiaries whose assets were sold.
See Notes 3 and 9 to "Notes to Consolidated Condensed Financial Statements."

     The Company believes that current levels of working capital, in-cluding the proceeds of its 1996 securities offering and the proceeds from the sale of its Florida dialysis operations, will enable it to successfully meet its liquidity demands for at least the next twelve months.

     The Company, although having sold its Florida dialysis operations in October 1997, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis services. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's 1996 security offering and sale of its Florida operations. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering will be adequate to finance such expansion.

     In June 1997, the Company repurchased 100,000 shares of its common stock for $206,250. See Note 7 to "Notes to Consolidated Condensed Financial Statements."

     The Company commenced operations at its newly established dialysis center in Carlisle, Pennsylvania in July 1997 and is in the process of establishing new dialysis centers in New Jersey and Pennsylvania.


Impact of Inflation

     Inflationary factors have not had a significant effect on the Company's operations, although the Company has experienced increased costs of supplies, salaries and general and administrative expenses.

     A substantial portion of the Company's revenue is subject to reimburse-ment rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in nursing and other patient care costs.

                     PART II-OTHER INFORMATION
                     -------------------------

Item 5.  Other Information
------   -----------------

     The Company sold substantially all of the assets of its Florida dialysis operations on October 31, 1997 for the aggregate consideration of $5,065,000. See Notes 3 and 9 of "Notes to Consolidated Condensed Financial Statements." The sale of the assets has been reported by the Company in its Current Report on Form 8-K dated November 12, 1997.


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------
     (a)  Exhibits

          Part I Exhibits

          (11)  Statement re: computation of per share earnings.
          (27)  Financial Data Schedule (for SEC use only)


          Part II Exhibits

          (10)  Material Contracts

                (i) Asset Purchase Agreement by and among the Company, Dialysis Services of Florida, Inc. - Fort Walton Beach, DCA Medical Services, Inc., Dialysis Medical, Inc., Renal Care Group, Inc., Renal Care Group of the Southeast, Inc. and Henry M. Haire, M.D., dated October 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997, Part II, Item 7(c)(2.1)).

     (b)  Reports on Form 8-K

          For the quarter ended September 30, 1997, the Company filed a Current Report on Form 8-K on August 29, 1997 with respect to
          Item 5, "Other Events" relating to an agreement for In-Hospital Dialysis Service; there were no financial statements filed.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIALYSIS CORPORATION OF AMERICA

                                  By: /s/ DANIEL R. OUZTS
                                     -------------------------------
                                     DANIEL R. OUZTS, Vice
                                     President/Finance, Controller,
                                     Principal Financial Officer and
                                     Treasurer


Dated:	November 13, 1997

                             EXHIBIT INDEX


Exhibit
  No.
-------

Part I  Exhibits

(11)    Statement re: computation of per share earnings (loss)

(27)    Financial Data Schedule (for SEC use only)

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

         EXHIBIT 11 -- COMPUTATION OF EARNINGS (LOSS) PER SHARE
                            (UNAUDITED)

                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                             ---------------------   ---------------------
                               1997        1996        1997        1996
                               ----        ----        ----        ----
Primary and Fully Diluted

Weighted average shares
  outstanding                3,488,884   3,585,453   3,545,987   3,119,304
                                        ==========              ==========
Net effect of dilutive
  stock options based on
  the modified treasury
  stock method                  43,888                  91,048
                            ----------              ----------
                             3,532,732               3,637,035
                            ==========              ==========

Net income (loss)           $   52,419  $   19,140  $   94,804  $  (35,925)
                            ==========  ==========  ==========  ==========

Net income (loss) per
  share                         $.01        $.01        $.03       $(.01)
                                ====        ====        ====       ======