Form 10-K405
period 1997-12-31
DIALYSIS CORP OF AMERICA
filed 1998-03-31
CIK 201653

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                    OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ---------- to ----------
Commission file number 0-8527
                -------------

                       DIALYSIS CORPORATION OF AMERICA
               ----------------------------------------------
               (Name of small business issuer in its charter)

                 FLORIDA                                59-1757642
     -------------------------------                -------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

     27 MILLER AVENUE, LEMOYNE, PENNSYLVANIA               17043
     ----------------------------------------            ----------
     (Address of principal executive offices)            (Zip Code)

                  Issuer's telephone number (717) 730-7399
                                            --------------

            Securities registered under Section 12(b) of the Act:
                                   None

         Securities registered under Section 12(g) of the Exchange Act:

                            Title of each class
                       Common Stock, $.01 par value
                      Common Stock Purchase Warrants

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes  X    No____

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 4, 1998 was approximately $1,692,000.

     As of March 4, 1998, the Company had 3,651,344 outstanding shares of its common stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Share-holders to be held on June 10, 1998.

     Registrant's Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits.

     Registrant's Annual Report, Form 10-K for the year ended December 31,
1996.

     Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the years ended December 31, 1994 and 1995, Part IV, Exhibits.

                      DIALYSIS CORPORATION OF AMERICA
                    Index to Annual Report on Form 10-K
                       Year Ended December 31, 1997

                                                                     Page
                                                                     ----
                                  PART I

Item 1. Business....................................................   1

Item 2. Properties..................................................  14

Item 3. Legal Proceedings...........................................  16

Item 4. Submission of Matters to a Vote of Security Holders.........  16

                                 PART II

Item 5. Market for the Registrant's Common Equity and Related
        Stockholder Matters.........................................  16

Item 6. Selected Financial Data.....................................  17

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.........................  18

Item 8. Financial Statements and Supplementary Data.................  24

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.........................  24

                                PART III

Item 10. Directors and Executive Officers of the Registrant.........  24

Item 11. Executive Compensation.....................................  26

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.............................................  26

Item 13. Certain Relationships and Related Transactions.............  26

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K................................................ 27

                                  Part I

Item 1.  Business

Historical

     Dialysis Corporation of America ("DCA" or the "Company") is a Florida corporation, organized in 1976, which develops and operates outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease ("ESRD"). In 1997, the Company operated four dialysis centers located in Florida and Pennsylvania. In October, 1997 it sold its Florida dialysis operations, which included Dialysis Services of Florida, Inc. - Fort Walton Beach ("DSF"), an acute care inpatient dialysis services agreement with a Florida hospital from its subsidiary, DCA Medical Services, Inc. ("DCAMS"), which subsidiary continues to perform home care for the Company's Pennsylvania operations, and Dialysis Medical, Inc. ("DMI"), which subsidiary rendered services to the Florida homecare patients. DCA currently operates three outpatient dialysis facilities in Lemoyne, Wellsboro and Carlisle, Pennsylvania, through its wholly owned subsidiaries, Dialysis Services of Pa., Inc. - Lemoyne ("DSPL"), Dialysis Services of Pa., Inc. - Wellsboro ("DSPW"), and Dialysis Services of Pa., Inc. - Carlisle ("DSPC"). The Company has commenced construction of a Manahawkin, New Jersey dialysis facility and will soon commence construction of a dialysis facility in Toms River, New Jersey and one in Chambersburg, Pennsylvania. Additional new facilities are anticipated, currently through construction and develop-ment of new dialysis centers as opposed to acquisition.

     Management believes the Company distinguishes itself on the basis of quality patient care. The Company currently provides outpatient dialysis services through its three modern outpatient facilities with an aggregate of 31 dialysis stations to approximately 96 patients in Pennsylvania, which accounted for approximately 9,700 dialysis treatments. Including treatments performed by DSF, sold on October 31, 1997, for the year ended December 31, 1997 the Company performed approximately 21,500 dialysis treatments, of which approximately 15,300 were outpatient treatments, approximately 4,400 were homecare patients, and approximately 1,800 represented inpatient dialysis treatments. The Company's facilities are designed for outpatient dialysis treatments and training of home dialysis patients.

     DCA's inpatient dialysis treatments result from contractual rela-tionships with three hospitals located in areas serviced by the Company's outpatient dialysis centers. Homecare, sometimes referred to as Method 2 home patient treatment, involves providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who are able and prefer to be treated at home.

     Management intends to continue in its attempt to penetrate existing markets through development, and if feasible, acquisitions of dialysis facilities. To date, the Company's growth has not been significant, attributable to competition for the same operating areas and qualified medical directors stemming from much larger dialysis providers with significantly more resources. The Company's growth is also slower since there is greater time involved in establishing a new dialysis center as opposed to acquiring an existing facility. A subsidiary, Renal Services of Pa., Inc. ("Renal Services"), was established two years ago to assist the Company in implementing its growth strategy.

Dialysis Industry

     Kidneys generally act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, or ESRD, which results from chemical imbalance and buildup of toxic chemicals, is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complica-tions resulting from diabetes, hypertension, advanced age and specific hereditary and renal diseases. Without regular treatment or kidney transplantation, it is often fatal.

     Based upon information published by the Health Care Financing Adminis-tration ("HCFA") of the Department of Health and Human Services ("HHS"), the approximate number of ESRD patients requiring dialysis treatments in the United States was approximately 200,000 at the end of 1995, the latest year in which there is compiled information by HCFA, reflecting an approx-imately 9% growth rate. The growth in the number of ESRD patients is attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The United States Renal Data System estimates that total direct medical payments for ESRD was approximately $11.1 billion in 1994, of which approximately $8.3 billion was paid by the federal government through the Medicare program.

     According to statistics developed by HCFA, at the end of 1995 there were approximately 2,900 independent dialysis facilities. Approximately 62% of the independent dialysis centers are non-hospital proprietary owned facilities.

     ESRD Treatment Options

     Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or (iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis ("CAPD") or continuous cycling peritoneal dialysis ("CCPD"), usually performed at the patient's home; and/or (3) kidney transplant. The significant portion of ESRD patients receive treatments at outpatient dialysis facilities (approximately 83%) with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated out-patient facility.

     The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the blood-stream. This is accomplished with the dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and at the same time the blood circulates through one chamber, a dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treat-ments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

     ESRD patients may be treated at home with either hemodialysis or peritoneal dialysis. Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the assistant, which usually takes four to eight weeks. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a partner and the higher expense involved over CAPD.

     A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being CAPD and CCPD. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes dialysis solution installed manually into the patient's peritoneal cavity, which does not require use of a mechanical device or an assistant. The patient uses a sterile dialysis solution which is fed into the cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.

Business Strategy

       DCA, having 21 years experience in successfully developing and operating dialysis treatment facilities, plans to use such experience and expertise to expand its dialysis operations, including provision of ancillary services to patients. First in DCA's objectives is top quality patient care. At the end of 1996, there were approximately 2,900 Medicare approved ESRD facilities of which approximately 62% were independent dialysis centers (non-hospital centers). A substantial number of these freestanding centers are owned by physicians or major corporations, certain of which are public companies. Management intends to continue to establish alliances with hospitals and to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize its high quality patient care, its smaller size which allows it to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

     To further implement the Company's growth strategy, Renal Services was established at the end of 1995 and retained as its Vice President an individual with knowledge, experience and relationships in the Pennsyl-vania-New Jersey region. The Vice President of Renal Services is also actively seeking and negotiating with physicians to establish new outpatient dialysis facilities. Other than the two proposed facilities in New Jersey, and although there are ongoing negotiations with physicians and healthcare facilities, there are no other firm agreements for the acquisition or construction of additional dialysis facilities, no firm contracts for acute inpatient dialysis services, and no assurance can be given that any such acquisition or development will be completed.

     Same Center Growth

     The Company endeavors to increase same center growth and attract new staff and new patients to its existing facilities by rendering high caliber patient care in convenient, safe and serene conditions for everyone involved. The Company believes that it has existing adequate space within its facilities to accommodate greater patient volume and will work to achieve such increase, to lower its fixed costs, and operate at a greater efficiency level.

     Acquisition and Development of Facilities

     One of the primary elements in acquiring or developing facilities is locating an area with an existing substantial patient base under the guidance of a local nephrologist, since the facility is primarily going to serve such patients. Other considerations in evaluating a proposed acquisition or development of a dialysis facility are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, whether a certificate of need is required, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity of the proposed center.

     Expansion of the Company's dialysis facilities is being approached presently through the development of its own dialysis facilities. Acqui-sition of existing outpatient dialysis centers, which the Company has not effected, is a faster but much more expensive means of growth. The primary reason for the sale of independently owned centers by physicians is typically the avoidance of administrative and financial responsibili-ties, freeing their time to devote to their professional practice. Other motivating forces are the physician-owner's desire to be part of a larger public organization allowing for economies of scale and the ability to realize a return on their investment.

     To construct and develop a new facility ready for operations may take an average of four to six months and 12 months or longer to generate income, all of which are subject to location, size and competitive elements. To construct a 10 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities may range from $40,000 to $70,000 per patient. Therefore, a facility with 30 patients could cost from $1,200,000 to $2,100,000 subject to location, competition, nature of facility and negotiation.
Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources. To date, no acquisitions have been made and should such acquisition opportunities arise, there is no assurance that the Company would have available or be able to raise the necessary financing.

     Inpatient Services

     Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by its facilities. Hospitals are willing to enter into such inpatient care arrangements for cost efficiencies and to eliminate the administrative burdens of providing dialysis services to their patients. It is simpler for the hospital to engage an independent party with the expertise and the knowledge, such as DCA, to provide the inpatient dialysis treatments; and DCA finds these arrangements beneficial, since the contract rates are negotiated and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

Operations

     Location, Capacity and Use of Facilities

     The Company currently operates three outpatient dialysis facilities in Pennsylvania with a total capacity of 31 licensed stations. The Company owns and operates those centers through its subsidiaries, DSPL, DSPW and DSPC. The Lemoyne, Pennsylvania dialysis facility is located on property owned by the Company and leased to the subsidiary. See Item 2, "Proper-ties." The Company has initiated construction at a leased space for a new dialysis facility in Manahawkin, New Jersey through its subsidiary, Dialysis Services of NJ, Inc. - Manahawkin ("DSNJ"). The Company recently incorporated new subsidiaries in Pennsylvania and New Jersey for which it is presently negotiating Medical Director Agreements and anticipates to develop facilities through those subsidiaries, and has plans for additional facilities in New Jersey and Pennsylvania as well as other locations.

     The Company also provides acute care inpatient dialysis services to three hospitals in areas where its dialysis facilities are located and is negotiating additional contracts in the areas surrounding its facilities and in tandem with the development of its proposed sites. Each of its dialysis facilities provides training, supplies and on - call support services for home peritoneal patients. See "Dialysis Industry" above. DSPL commenced operations in June, 1995 and for the 12 months ended December 31, 1996, its initial period of operations, provided approxi-mately 5,686 dialysis treatments, and for the year ended December 31, 1997, provided approximately 7,241 dialysis treatments. DSPW commenced operations on September 28, 1995 and for the 12 months ended December 31, 1996 provided approximately 2,031 dialysis treatments and approximately 2,298 dialysis treatments for the year ended December 31, 1997. DSPC commenced operations in the third quarter of 1997, providing 1,346 treatments at year end.

     The Company sold the assets of DSF, its dialysis facility in Fort Walton Beach, Florida, including the Method 2 services of DMI, at the end of October of 1997. DSF, which commenced operations in 1989 and was approved for 17 dialysis stations, for the year ended December 31, 1996 provided approximately 12,050 dialysis treatments and for the ten month period ended October 31, 1997 provided approximately 6,214 dialysis treatments. DMI provided 2,773 treatments to its Method 2 patients in Florida for the ten months ended October 31, 1997.

     The Company estimates that on average its centers were operating at approximately 65% of capacity as of December 31, 1997, based on the assumption that a dialysis center is able to provide up to three treat-ments a day per station, six days a week. The Company believes it may increase the number of dialysis treatments at its centers without making additional capital expenditures.

     Operations of Dialysis Facilities

     DCA's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge and kitchen. The Company's facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

     In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility also has a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker and a part-time registered dietitian, who all supervise each aspect of the patients' treatments.
See "Employees" below. The Company must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

     All of the Company's facilities offer patients high-flux hemodialysis based upon physician evaluation and recommendation of each patient's suitability, allowing those patients to dialyze in a shorter period of time per treatment because such methods cleanse the blood at a faster rate than conventional hemodialysis. The Company's facilities also offer high-efficiency and conventional hemodialysis, which, in the Company's experience, provides the most viable treatment for most patients.

The Company considers its dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment.

     The Company's facilities also offer home dialysis, primarily CAPD and CCPD. Training programs for CAPD or CCPD generally encompass two to three weeks.

     Inpatient Dialysis Services

     The Company presently provides inpatient dialysis services to three hospitals in Pennsylvania. The inpatient agreement with a Florida hospital, which was the primary asset of DCAMS, was assumed by the buyer of the Fort Walton Beach facility as part of the October 31, 1997 sale of the Company's Florida operations. These services (excluding physician professional services) are under contracts with the hospitals wherein the dialysis facility provides the equipment, supplies and personnel to perform the dialysis treatments as required by the hospital. These hospital agreements specify per treatment fees individually negotiated with the hospital. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons. One of the Pennsylvania in-hospital agreements was renewed on June 1, 1997 and another Pennsyl-vania inpatient hospital agreement commenced August 1997. Each is for a one year term with automatic one-year renewal terms, subject to termination by notice of either party.

     Ancillary Services

     Dialysis facilities provide certain ancillary services to ESRD patients, including the administration of erythropoietin ("EPO") upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. Other ancillary services may include bone densitometry studies to test the degree of bone deterioration; electrocardiograms; nerve conduction studies to test the degree of deterioration of nerves; doppler flow testing to test the effectiveness of the patient's vascular access for dialysis; and blood transfusions. See "Medicare Reimbursement" below.

     Physician Relationships

     An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home and where such patient's nephrologist has established practice privileges. Consequently, the Company relies on its ability to attract and satisfy the needs of referring nephrologists to gain new patients and to provide quality dialysis care through these referring physicians.

     The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. The Company retains by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of its facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The Company's medical directors are typically a significant source of referrals to the particular center served.

     Agreements with medical directors are usually for a term of five years with renewal privileges. Each agreement specifies the duties, responsi-bilities and compensation of the medical director as well as elects the alternate reimbursement plan under the ESRD program, whereby each physician's fee for services is billed to the government payment authority on a direct basis, and such fee is paid directly to the physician or professional association as the case may be. Under the agreements each medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition usually for a period of one year in a limited geographic area surrounding that particular dialysis center. The agreements do not prohibit physicians providing services at the facility from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to the Company's dialysis center.

     The Company's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist with an existing patient base to serve as the Company's medical director. The loss of a medical director who could not be readily replaced or an important referring physician at any facility would have a material adverse effect on the operations of that facility and the Company. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors in the local market, the physician's qualifications and the size of the facility.

     Quality Assurance

     Under the direction of Charles Coe, Vice President of the Company and a registered nurse, the Company implements a quality assurance program to maintain and improve the quality of dialysis treatment and care it provides to its patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of de-ficiencies in that care and any necessary improvements of the quality of care. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data, whether related to dialysis treatment services, equipment, technical and environmental improvements, and staff-patient or personnel relationships. These evaluations are in addition to assuring regulatory compliance with HCFA and the Occupa-tional Safety and Health Administration ("OSHA"). See "Government Regulation" below.

     Patient Revenues

     Substantially all of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by HCFA. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state
Medicaid plans. Pennsylvania, presently the state in which the Company operates, provides Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage. Medicaid payments to the Company have not been significant.

     Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays approximately 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and governmental funding restrictions, which may adversely affect the Company's revenues and dialysis services payments. See "Medicare Reimbursement" below.

     The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees for the different dialysis treatments. Inpatient treatments accounted for approximately 12% and 16% of the Company's revenues for the years ended December 31, 1996 and 1997, respec-tively.

     Medicare Reimbursement

     The Company is reimbursed primarily from third party payors including Medicaid, commercial insurance companies, and substantially by Medicare under a prospective reimbursement system for chronic dialysis services. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by Congress. This form of reimbursement limits the allowable charge per treatment, but provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. An established composite rate set by HCFA governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. HCFA eliminated routine Medicare coverage for nerve conduction studies, electrocardiograms, chest x-rays and bone density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences.

     Certain other services and items are eligible for separate reimburse-ment under Medicare and are not part of the composite rate, including certain drugs (including EPO, the allowable rate currently $10 per 1000 units), blood (for amounts in excess of three units per patient per year), and certain physician-ordered tests provided to dialysis patients. These ancillary services are not significant segments of income to the Company. The Company routinely submits claims monthly and is usually paid by Medicare within 30 days of the submission.

     The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $117 and $123 per treatment, depending upon regional wage variations.
The Medicare reimbursement rate is subject to change by legislation and recommendations by the Prospective Payment Assessment Commission ("PROPAC").
 Congressional actions resulted in net reduction of the average reim-bursement rate from a fixed fee of $138 per treatment in 1983 to approx-imately $125 per treatment in 1990. Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average
ESRD reimbursement rate of $126 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $134 per treatment. In 1990, Congress required that HHS and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. In March 1996, PROPAC recommended that the ESRD composite reimbursement rate be increased by 2.0% for freestanding facilities for the fiscal year 1997. In August, 1996, and in response to the March, 1996 report of PROPAC, HCFA indicated that an increase in the composite rate may be appropriate within the next few years and that any rate increase must be considered in the context of Medicare budgetary concerns. For fiscal year 1998, PROPAC recommended a 2.8% increase in the amount paid to dialysis facilities for performance of services. If approved by Congress, it will represent only the second increase that has been approved for the ESRD program. However, Congress is not required to implement this recommendation and could either raise or lower the reim-bursement rate.

     In January, 1996, HCFA announced a three-year demonstration project which would adjust payment rates based upon treatment status, age groups, and the cause of renal failure. Based upon the results of the demonstra-tion project, HCFA has stated it would make recommendations to Congress concerning the appropriateness of paying for ESRD services on a capitated basis. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on the Company's business, revenues and net earnings.

     Medicaid Reimbursement

     Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania has a Medical Assistance Program comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. The Company is a licensed ESRD Medicaid provider in Pennsylvania.

Potential Liability and Insurance

     Participants in the health care market are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. DCA, although involved in chronic and acute kidney dialysis services for approximately 21 years, has never been subject to any suit relating to its dialysis operations. The Company currently has in force general liability insurance, including professional and products liability, with coverage limits of $1 million per occurrence and $3 million in the aggregate annually. The Company's insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations.

Government Regulation

     General

     Dialysis treatment centers must comply with various state and federal health laws which are generally applicable to medical care facilities.
The dialysis center must meet standards relating but not limited to maintenance of equipment and proper records, personnel and quality assurance programs. Each dialysis center is subject to periodic inspec-tions by state agencies to determine if the operations meet these regu-
latory standards.   The Company must comply with certain rules and
regulations established by HCFA regarding charges, procedures and policies. In addition, each of the dialysis facilities must be certified by HCFA. These requirements have been satisfied by the Company's dialysis facilities.

     Many states have eliminated the requirement for dialysis centers to obtain a certificate of need, a condition for regulating the establishment and expansion of dialysis centers. There are no certificate of need requirements in Pennsylvania where the Company has operated, nor in New Jersey where it will be establishing two new centers in 1998. In past years, the Company has always been able to comply with applicable certificate of need laws.

     DCA's record of compliance with federal, state and local governmental laws and regulations has been excellent. Regulation of healthcare facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. The Company is unable to predict the scope and effect of any changes in governmental regulations, particularly any modifications in the reimbursement rate for medical services or require-ments to obtain certification from HCFA. Enforcement may also become more stringent adding to compliance costs as well as potential sanctions.

     The Company regularly reviews legislative changes and developments and will restructure a business arrangement if management determines such might place it in material noncompliance with such law or regulation.
See "Fraud and Abuse" and "Stark II" below. None of DCA's business arrangements with physicians, patients or others has been the subject of investigation by any governmental authority. No assurance can be given that DCA's business arrangements will not be the subject of an investiga-tion or prosecution by a federal or state governmental authority which could result in civil and/or criminal sanctions.

     Fraud and Abuse

     The Social Security Act provides Medicare coverage to most persons regardless of age or financial condition for dialysis treatments as well as kidney transplants. See "Patient Revenues" and "Medicare Reimbursement" under "Business - Operations" above. The Social Security Act further prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs under the Medicare and Medicaid Patient and Program Protection Act of 1987, or the "Anti-kickback Statute." The Anti-kickback Statute and similar state laws impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in return for, or to include, the referral of a patient for treatment, among other things. Included in the civil penalties is exclusion of the provider from partici-pation in the Medicare and Medicaid programs. The language of the Anti-kickback Statute has been construed broadly by the courts. The federal government in 1991 and 1992 published regulations that established exceptions, "safe harbors," to the Anti-kickback Statute for certain business arrangements that would not be deemed to violate the illegal remuneration provisions of the federal statute. All conditions of the safe harbor must be satisfied to meet the exception, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute.

     As required by Medicare regulations, each of the Company's dialysis centers is supervised by a medical director, a licensed nephrologist or otherwise qualified physician. The medical directors are in private practice and are one of the most important sources of the dialysis center's business, since it is each physician's patients that primarily utilize the services of the facility. The compensation of the Company's medical directors is fixed by a Medical Director Agreement and reflects competitive factors in their respective location, and the size of the center. See "Business - Physician Relationships" above. DCA has never been challenged under these statutes and believes its arrangements with its medical directors are in material compliance with applicable law. The Company believes that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by the Company generally cannot, by their very nature, be over-utilized, because dialysis treatments are not elective and cannot be prescribed unless there is temporary or permanent kidney failure.

     DCA attempts to structure its arrangements with its physicians to comply with the Anti-kickback Statute and similar state laws. However, there can be no assurance that the enforcement agencies, particularly the Office of the Inspector General within HHS, would not take a contrary position. Certain of the Company's medical directors join with the Company in forming subsidiaries to establish new dialysis facilities and have received a minority interest in that subsidiary in which they will be the medical director. Such interest does not fall within the "safe harbor" of the Anti-kickback Statute. To date this arrangement has not been challenged. The Company endeavors in good faith to comply with all governmental regulations. However, there can be no assurance that the Company will not be required to change its practices or experience a material adverse effect as a result of any such potential challenge. The Company cannot predict the outcome of the rule-making process or whether changes in the safe harbor rules will affect the Company's position with respect to the Anti-kickback Statute, but does believe it will remain in compliance.

     Stark II

     The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. This ban is subject to several exceptions including personal service arrangements, employment relationships and for group practices meeting specific conditions. If applicable, the entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can be imposed with civil penalties of up to $15,000 per referral and can be excluded from participation in the Medicare and Medicaid programs. HCFA recently released proposed rules that interpret the provisions of Stark II and Congress' legislative intent behind their enactment ("Proposed Rules").

     For purposes of Stark II, "designated health services" includes, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. In the Proposed Rules, HCFA clarified the definitions of designated health services, delineating what supplies and services are intended to be included and excepted from each category. In particular, dialysis equipment, supplies and services were specifically excepted from the definitions of durable medical equipment, and inpatient and outpatient health services. HCFA indicated that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare program and patient abuse, and that dialysis is a necessary medical treatment for those with temporary or permanent kidney failure that is not susceptible to that type of abuse. HCFA additionally excluded EPO (see "Business - Operations - Ancillary Services" above) from the definition of outpatient prescription drugs under the same reasoning.

     The Company believes, based upon the Proposed Rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by the Company incident to dialysis services within the Stark II prohibitions.

     The Company believes however that if the provisions of Stark II were to apply that it would be in compliance. DCA compensates its nephrologist-physicians as medical directors of its dialysis centers pursuant to Medical Director Agreements, which the Company believes meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send or treat their patients at any of DCA's facilities do not receive any compensation from DCA. The Company sold its only operating facility in which a medical director had a financial ownership interest in October, 1997 and believes that it was in substantial compliance with all applicable laws at the time of sale.

     Medical directors of DCA's facilities in which they hold a minority investment interest may refer patients from hospitals with which DCA has an acute inpatient dialysis service arrangement. In the past, DCA has created a separate subsidiary that solely handles the inpatient service contracts for inpatient treatment in which subsidiary no physician has any investment or ownership interest to comply with Stark II. According to the Proposed Rules, however, acute care inpatient hospital arrangements for dialysis services are excluded from the prohibition on physician referrals based upon the fact that the services provided under these arrangements are rendered under emergency circumstances and are necessary treatments. The Company believes that its contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with this exception.

     Health Insurance Reform Act

     Congress has taken action in most recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers, but there are no significant proposed cuts in dialysis payments. The ESRD program received a five year waiver from reduction in Medicare outlays to allow for the results of the HCFA project. See "Medicare Reimbursement" above.
 However, legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for Company services. Further, statutes or regulations may be adopted which impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Any new legislation or regulations may adversely affect the Company's business operations, as well as its competitors.

     In 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996 ("HIPA"), a package of health insurance reforms which include a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. Some of the fraud and abuse provisions were effective January 1, 1997. While many of the provisions were self-implementing, some required further rulemaking by HHS which rules became effective July 1, 1997.
HIPA established two programs that will coordinate federal, state and local healthcare fraud and abuse activities, to be known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The
Fraud and Abuse Control Program will be conducted jointly by HHS and the Attorney General while the Medicare Integrity Program will enable HHS, the Department of Justice and the FBI to monitor and review specifically Medicare fraud. Under these programs, these governmental entities may undertake a variety of activities, including medical utilization and fraud review, cost report audits, secondary payor determinations, reports of fraud and abuse actions against providers will be shared as well as encouraged by rewarding whistleblowers with money collected from civil fines. A new safe harbor was created that excepts certain managed care plans from the Anti-kickback Statute. HIPA further extends coverage of the fraud and abuse laws to all federally funded health care programs and to private health plans; but the Anti-kickback Statute does not apply to private health plans.

     HIPA also sets forth a program intended to assist providers in under-standing the requirements of the fraud and abuse laws. HIPA first permits individuals to petition HHS for written advisory opinions regarding whether an arrangement gives rise to prohibited remuneration under the federal anti-fraud abuse laws, constitutes grounds for imposition of civil and criminal sanctions under the federal anti-fraud and abuse laws or satisfies the requirements of an existing safe harbor. These opinions are published. While these opinions are helpful to gain insight into what is permissible without having a safe harbor, such opinions will only be binding on HHS and the party receiving the opinion.

     HIPA increases significantly the civil and criminal penalties for offenses related to healthcare fraud and abuse. HIPA increased civil monetary penalties from $2,000 plus twice the amount for each false claim to $10,000 plus three times the amount for each false claim. HIPA expressly prohibits four practices, namely (1) submitting a claim that the person knows or has reason to know is for medical items or services that are not medically necessary, (2) transferring remuneration to Medicare and Medicaid beneficiaries that is likely to influence such beneficiary to order or receive items or services, (3) certifying the need for home health services knowing that all of the coverage require-ments have not been met, and (4) engaging in a pattern or practice of upcoding claims in order to obtain greater reimbursement. However, HIPA creates a tougher burden of proof for the government by requiring that the government establish that the person "knew or should have known" a false or fraudulent claim was presented. The "knew or should have known" standard is defined to require "deliberate ignorance or reckless disregard of the truth or falsity of the information," thus merely negligent conduct should not violate the Civil False Claims Act.

    As for criminal penalties, HIPA adds healthcare fraud, theft, embezzle-ment, obstruction of investigations and false statements to the general federal criminal code with respect to federally funded health programs, thus subjecting such acts to criminal penalties. Persons convicted of these crimes face up to 10 years imprisonment and/or fines. Moreover, a court imposing a sentence on a person convicted of federal healthcare offense may order the person to forfeit all real or personal property that is derived from the criminal offense. The Attorney General is also provided with a greatly expanded subpoena power under HIPA to investigate fraudulent criminal activities, and federal prosecutors may utilize asset freezes, injunctive relief and forfeiture of proceeds to limit fraud during such an investigation.

    Although the Company believes it substantially complies with currently applicable state and federal laws and regulations and to date has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial regulation at the federal and state levels, and the scope and effect of such and its impact on the Company's operations cannot be predicted. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities.

     Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change re-sulting from healthcare reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on the Company's business.

     Environmental and Health Regulations

     The Company's dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Much of the Company's waste is non-hazardous. Medical waste is handled separately and contracted with licensed medical waste sanitation agencies which are primarily responsible for compliance with such laws.

     There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection, including providing employees subject to such exposure with hepatitis B vaccinations, protective equipment, a written exposure control plan and training in infection control and waste disposal.

Competition

     The dialysis industry is highly competitive. There are numerous providers in the same areas as the Company's facilities, many owned by physicians, and several major corporations which operate dialysis facilities regionally and nationally. Some of these major companies are public and most of whom have substantially greater financial resources, many more centers, patients and services locally and nationally provided than the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas and markets targeted by DCA. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. DCA also faces competition from hospitals that provide dialysis treatments. Based upon its ownership of three centers in Pennsylvania with several others planned for or under construction and others in negotiation, DCA is not a significant competi-tive force.

     Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Its facility in Lemoyne, Pennsylvania is in a more urban area than the other centers and faces substantial competition from approximately four centers within a 20 mile radius. The dialysis facility in Wellsboro, Pennsylvania is in a rural area with little competition (one competitor approximately 50 miles away) and due to the lack of density of population will require more time for growth. The Carlisle facility is in a suburban area and faces competition from approximately one other dialysis center.

     Another significant competitive factor is the ability to attract and retain qualified nephrologists who normally are a substantial source of patients for the dialysis center and who are responsible for the super-vision and operations of the center. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

     Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor, renal transplantations could become a more significant competitive aspect to dialysis treatments provided by the Company. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have lost their transplant function and must return to dialysis treatments.

Employees

     As of February 20, 1998, DCA had 31 full time employees, exclusive of its four executive officers, including two nurse administrators, three clinical registered nurse managers, ten registered nurses, one chief technician, two technical specialists, ten patient care technicians, and three clerical employees. DCA retains seven part time employees consisting of three registered nurses, three patient care technicians and one clerical employee. Additionally, DCA utilizes five registered nurses and one clerical employee on a "per diem" basis to supplement staffing.

     DCA retains as independent contractors a social worker, dietitian and medical director at each facility.

     DCA believes its relationship with its employees is good and it has not suffered any strikes or work stoppages. None of DCA's employees is repre-sented by any labor union. DCA is an equal opportunity employer.

Item 2.  Properties

     DCA owns two properties, one located in Lemoyne, Pennsylvania and the second in Easton, Maryland. The Maryland property consists of approximately 8,000 square feet of which 5,400 square feet is leased to the purchaser
(in 1989) of one of DCA's dialysis centers and a competitor of DCA. The lease expires March 31, 1998 and has a five year renewal option. That tenant also leases an additional 2,040 square feet on a month-to-month basis through the term of the original lease. DCA maintained an office for its President at this facility until November, 1997 when the President relocated his office to the Lemoyne facility.

     The Lemoyne property of approximately 15,000 square feet houses DCA's dialysis center of approximately 3,400 square feet, approved for 13 dialysis stations with space available for expansion. DCA uses approxi-mately 2,500 square feet for its executive offices. DSPL, the Company's subsidiary, leases this facility from the Company under a five year lease that commenced December 1, 1995 at an annual rental of $33,730 per annum plus utilities, insurance and real estate taxes, with two renewals of five years each.

     The Easton, Maryland and Lemoyne, Pennsylvania properties are subject to mortgages from a Maryland banking institution. As of December 31, 1997, the remaining principal amount of the mortgage on the Lemoyne property was approximately $192,000 and on the Easton property was approximately $240,000. Each mortgage extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the Company's personal property at those locations. The bank also has a lien on rents due the Company and security deposits from leases of the properties.

     Written approval of the bank is required for all leases, assignments or subletting, alterations and improvements and sales of the properties. The Company has received waivers regarding possible defaults under the loans for sale of assets securing the loan, including assets sold in DCA's sale of its Florida dialysis operations. See Item 7, "Management's Dis-cussions and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to Consolidated Financial Statements."

     As lessor, DCA also leases approximately 2,200 square feet at its Lemoyne, Pennsylvania property to two other unrelated parties for their own business activities unrelated to dialysis services or to the Company. One lease is for approximately 250 square feet through February 28, 1999. The other lease is for approximately 1,950 square feet through March 31, 1998. Both rentals aggregate approximately $20,000 per annum.

     The dialysis facility in Wellsboro, Pennsylvania consists of approxi-mately 3,500 square feet, with 12 dialysis stations and is leased by DSPW for five years through September, 27, 2000 at a rental of approximately $25,000 per annum with two renewals of five years each.

     The Carlisle, Pennsylvania dialysis facility, which became operational in July, 1997, is leased by DSPC under a five year lease through June 30, 2002, with two renewals of five years each. The facility consists of 4,340 square feet of space accommodating 12 dialysis stations at an annual rental of $32,550.

     DSNJ signed a five year lease for its new dialysis facility in Mana-hawkin, New Jersey for approximately 4,000 square feet at an annual rate of approximately $38,000 per annum plus its proportionate share of the real estate taxes and casualty insurance premiums, renewable for two consecutive five year periods. An Addendum to that lease provides for an additional 1,000 square feet of space free of rent for the first 19 months of rental, after which time DSNJ will pay the agreed per square foot price as stipulated in the original lease. The facility is designed for 12 dialysis stations. Construction of this facility is underway.

     The Lemoyne and Wellsboro facilities, both of which initiated opera-tions in 1995, are currently operating at approximately 68% and 77% capacity, respectively, and Carlisle has operated at 55% capacity since opening in July, 1997. The existing dialysis facilities could accommodate greater patient volume, particularly if the Company increases hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. DCA has the ability and space at each of its facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

     Renal Services leased approximately 300 square feet of office space in New Jersey on a month-to-month basis at a monthly rental of $490.

     DCA leased its 17 station dialysis facility in Fort Walton Beach, Florida under a lease renewed through October 31, 1999. The lease was through DSF, and was assumed by the purchasers of the facility beginning on November 1, 1997. DCA had guaranteed DSF's performance and obligations under the lease but was released from such guaranty by the present operator of the facility as part of the Asset Purchase Agreement of October 31, 1997.

     DCA is actively pursuing the development of dialysis facilities in Pennsylvania and New Jersey as well as other areas of the country which would entail the acquisition or lease of additional property.

     The dialysis stations are equipped with modern dialysis equipment under a November, 1996 master-lease/purchase agreement ("1996 Master Lease") with a $1.00 purchase option at the end of the term. The Company leased new equipment for its Lemoyne and Carlisle facilities beginning June 1, 1997 and July 1, 1997, respectively, under the 1996 Master Lease. The lease for the equipment located at the Company's former Florida facility was assumed by the buyer under an Assignment and Assumption of Lease and Release approved by the equipment lessor.

     DCA maintains executive offices at 27 Miller Avenue, Suites 2 & 3, Lemoyne, Pennsylvania 17043 as well as with its parent, Medicore
("Medicore" or the "Parent"), at 2337 West 76th Street, Hialeah, Florida.

Item 3.  Legal Proceedings

     DCA is not involved in or subject to any material pending legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise. Since Medicore owns 66% of DCA, proxies are not solicited. DCA does provide shareholders with an Information Statement, which is similar to a proxy statement except there is no solicitation of proxies, and an Annual Report.

                                PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The Company commenced trading on the Nasdaq SmallCap Market on April 17, 1996, under the symbol "DCAI." The table below indicates the high and low bid prices for the three quarters of 1996 and the four quarters for the year ended December 31, 1997 as reported by Nasdaq.

                                              Bid Price
                                              ---------
          1996                               High     Low
          ----                               ----     ---
     2nd Quarter(partial) ................  $6.25   $3.50
     3rd Quarter..........................  $5.63   $4.06
     4th Quarter..........................  $4.25   $2.50

                                              Bid Price
                                              ---------
          1997                               High     Low
          ----                               ----     ---
     1st Quarter..........................  $4.63   $3.00
     2nd Quarter..........................  $3.86   $2.00
     3rd Quarter..........................  $3.63   $1.13
     4th Quarter..........................  $3.88    $1.94

     At March 4, 1998, the high and low sales prices of DCA Common Stock were $1.56 and $1.53, respectively.

     Bid and asked prices are without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

     At March 4, 1998, the Company had 92 shareholders of record and has approximately 665 beneficial owners of its Common Stock.

     In November, 1995, the Company effected a 50% stock dividend in-creasing its outstanding shares of Common Stock prior to its 1996 public offering to 2,432,844 shares. Immediately thereafter the Company declared a $1.30 per share dividend to common stockholders of record on November
15, 1995 resulting in a $3,134,000 reduction in intercompany indebtedness owed by its Parent to the Company with a payment of approximately $29,000 to the then remaining .9% minority. The Company does not anticipate that it will pay dividends in the foreseeable future. The board of directors intends to retain all earnings, if any, for use in the business. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and similar relevant factors.

Item 6.  Selected Financial Data

     The following selected financial data for the five years ended December 31, 1997 is derived from the audited consolidated financial statements. The selected financial data for the year ended December
31, 1993 is derived from unaudited financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                            Consolidated Statements of Operations Data
                              (in thousands except per share amounts)
                                    Years Ended December 31,
                           ---------------------------------------------
                             1997(1)   1996     1995     1994     1993
                             ----      ----     ----     ----     ----
Revenues.................... $9,221   $4,137   $2,668   $2,201   $2,090
Net income (loss)...........  1,993      (23)    (167)      75       85
Earnings (Loss) per share
    Basic...................    .56     (.01)    (.07)     .03      .03
    Diluted.................    .55     (.01)    (.07)     .03      .03

                                 Consolidated Balance Sheet Data
                                          (in thousands)
                                            December 31,
                            -------------------------------------------
                             1997(1)    1996    1995     1994     1993
                             ----       ----    ----     ----     ----
Working capital............. $ 7,062   $4,529  $  651   $  187   $  260
Total assets................  11,638    7,552   3,972    6,847    6,851
Intercompany receivable
  from Medicore (non-
  current portion)(2).......                             3,134    4,284
Long-term debt, net of
  current portion(3)             693      215     152
Stockholders'
  equity ...................   8,049    6,000   2,569    5,899    5,824

----------

(1) Reflects the sale of substantially all the assets of DSF and related Florida dialysis operations, including the homecare operations of DMI, to Renal Care Group, Inc. and its affiliates ("RCG") for $5,065,000 of which consideration $4,585,000 was cash with the balance consisting of 13,873 shares of RCG common stock. DCA owns 80% of DSF and DMI and on February 20, 1998 the 20% interest of DSF owned by its former medical director and his 20% interest in DMI were redeemed for approximately $625,000 of which sum included 6,936 shares of the RCG common stock valued at $240,000 with the balance in cash. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to "Notes to Consolidated Financial Statements."

(2) $1,000,000 repaid by Medicore on October 4, 1995; approximately $3,134,000 reduction effected through $1.30 per share dividend in
November, 1995. See Note (1) above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) Includes advances from Parent.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

     The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the future and the Company's growth, the character and development of the dialysis industry, anticipated growth and revenues, the Company's needs for and sources of funding for growth opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement
Form SB-2, as filed with the Securities and Exchange Commission ("Com-mission") (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Essential to DCA is Medicare reimbursement which is a fixed rate deter-mined by HCFA. The level of DCA's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years.
There also may be reductions in commercial third-party reimbursement rates. The Company bills Medicare, Medicaid and private third-party payors and handles its records of such reimbursements electronically.

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and re-porting of financial condition, has been assessed by management and is being addressed. The singular area impacting the Company is in its electronic billing. No other significant computer issues, particularly any potential breakdown of the system due to its hardware or software not being year 2000 compliant, are presently known that would affect the Company's ability to provide dialysis services, purchase equipment or conduct general operations. With respect to any financial impact in view of electronic billing and maintenance of receivables, management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider. The software provider is proceeding to deal with modifying the software used by the Company to alleviate any interruptions in electronic billing and to have the new software system available during fiscal 1998. The Company believes the conversion of its internal software program will be completed in a timely manner. While the Company does not have a precise estimate of the cost of the software modifications, it does not anticipate that the costs will be material or that they will have a material adverse effect on its business.

     In addition to addressing its own internal software system, the Company is communicating with its suppliers and other key third parties with whom it deals to determine the extent of their year 2000 problem and what actions they are taking to assess and address that issue. To the extent such third parties are materially adversely affected by the year 2000 issue which is not timely corrected, that could disrupt the Company's relationship with such parties and its operations. No assurance can be given that the modifications of the Company's software system or those of its key suppliers and payors will be successful and that any such year
2000 compliance failures will not have a material adverse effect on the Company's business or results of operations.

     The dialysis industry is subject to stringent and extensive regula-tions of federal and state authorities. There are a variety of anti-kickback regulations, prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although the Company has never been challenged under these regulations and believes it complies in all material respects with such laws and regulations, there can be no assurance that there will not be unanticipated changes in healthcare programs or laws which may make the Company change its practices or experience material adverse effects as a result of any such challenges or changes.

     DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and its ability to develop these new potential dialysis centers at costs within the budget of the Company while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened its center in Carlisle, Pennsylvania in July, 1997, its fourth center in Manahawkin, New Jersey is presently under construction, and its fifth center in Toms River, New Jersey is in the planning and architectural stage. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers, and for finding nursing and technical staff at reasonable rates. Management continues to consult and negotiate with nephrologists for the acquisition or development of new dialysis facili-ties, as well as with hospitals and other healthcare maintenance entities. Several agreements for acute inpatient services with several hospitals, nursing homes and managed care facilities in the areas surrounding present and future facilities are under negotiation but there is no assurance that such agreements will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. There is no assurance that the Company will be able to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that the Company will be able to acquire or develop any new dialysis centers within a favorable geographic area. As noted below, newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

Dialysis Operations Generally

     Dialysis Corporation of America is a specialized provider of nephrology services to patients suffering primarily from chronic kidney disease. The Company has been providing dialysis services since the mid-to-late 1970's, became a public company in 1977, became a private company in 1979, sold all but one of its centers up through 1989, started construction of new centers in 1995, and became a public company again in 1996. In 1997, it sold its Florida dialysis operations and opened a new dialysis center in Carlisle, Pennsylvania, with two New Jersey centers and one Pennsylvania center presently in varying stages of development.

     The Company's net revenues are derived primarily from four sources:
(i) outpatient hemodialysis services; (ii) home dialysis services, including Method 2 services; (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and other healthcare entities; and (iv) ancillary services associated with dialysis treatments, primarily certain tests and the administration of EPO. Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients and utilization of the Company's services is substantially predictable. ESRD patients normally receive 156 dialysis treatments each year. Reimbursement for the Company's outpatient dialysis services are based on rates fixed by HCFA. For the years ended December 31, 1996 and 1997, approximately 84% and 74%, respectively, of the Company's revenues were derived from Medicare reimbursement. Average net revenue per treat-ment, which includes all sources of payments, governmental or private, for the Company's in-center and home patients, including ancillary services, was approximately $206 for the year ended December 31, 1997, as compared to $202 for the year ended December 31, 1996. Medicare reimburse-ment is subject to rate and other legislative changes which could reduce dialysis treatment reimbursement under the ESRD program. The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with the hospitals, and typically the rates are higher on a per treatment basis.
The Company's inpatient treatments have accounted for approximately 12%
and 16% of the Company's revenues for the years ended December 31, 1996 and 1997, respectively.

Results of Operations

1997 Compared to 1996

     Medical service revenues increased approximately $544,000 (14%) for the year ended December 31, 1997 compared to the preceding year. This growth was largely attributable to increased revenues of approximately $533,000 at the Company's Lemoyne, Pennsylvania facility, which commenced operations in June 1995 and approximately $329,000 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. These increased revenues were offset by approximately $312,000 of lost revenues from the sale of the Company's Florida dialysis operations on October 31, 1997. Although the operations of the new Carlisle center have resulted in additional revenues during 1997, it is in the developmental stage, and accordingly, its operating results will likely adversely affect the Company's results of operations until they achieve a sufficient patient Count to cover fixed operating costs.

     Interest and other income increased by approximately $109,000 for the year ended December 31, 1997 compared to the preceding year. This increase is largely due to investment earnings derived from proceeds of the (i) Company's public offering completed in the second quarter of 1996 and
(ii) the October, 1997 sale of its Florida dialysis operations.

     1997 revenues included a gain of approximately $4,431,000 on the sale of substantially all of the assets of Dialysis Services of Florida, Inc. - Fort Walton Beach, and its related operations.

    Cost of medical services increased by approximately $204,000 (8%) for the year ended December 31, 1997 compared to the preceding year with the net increase mainly attributable to the increase in revenues for the Lemoyne, Pennsylvania facility and the commencement of operations at the new dialysis center located in Carlisle, Pennsylvania offset by the cost decreases resulting from the sale of the Fort Walton Beach, Florida facility. Cost of medical services as a percentage of sales decreased to 62% for the year ended December 31, 1997 compared to 65% for the preceding year. This decline was primarily attributable to diminuated supply costs as a percentage of sales.

     Selling, general and administrative expenses increased by approxi-mately $578,000 (37%) for 1997 compared to the preceding year. Selling, general and administrative expenses as a percentage of medical services revenues amounted to 49% compared to 41% in the preceding year. This increase included expenses involved in the opening of the Company's new Pennsylvania dialysis center in Carlisle and expansion of the operations of its facility in Lemoyne, Pennsylvania offset by decreases resulting from the sale of Florida dialysis operations. Also, included in this increase was stock compensation expense during the fourth quarter of 1997 of approximately $322,000 in conjunction with forgiveness of notes from option exercises.

     Interest expense showed no significant increases or decreases during the comparable periods.

     For fiscal 1998, the Company will adopt the provisions of Financial Accounting Standards Board Statements No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure About Segments of an Enterprise and Related Information," which it is anticipated will not have a material effect on its consolidated financial statements or significantly change its segment reporting disclosures. See Note 1 to "Notes to Consolidated Financial Statements."

1996 Compared to 1995

     Medical service revenues increased approximately $1,526,000 (66%) for the year ended December 31, 1996 compared to the preceding year. This growth was largely credited to increased revenues of approximately $1,292,000 (243%) compared to the preceding year at the Company's new dialysis centers located in Lemoyne, Pennsylvania which commenced treatments in June, 1995 and in Wellsboro, Pennsylvania which commenced treatments in October, 1995. Revenues attributable to the Company's Florida dialysis center increased $234,000 compared to the preceding year. Although the operations of the new Lemoyne and Wellsboro, Pennsylvania centers have resulted in increased revenues, during their developmental stage, these centers will adversely affect the Company's results of operations.

     Interest and other income decreased approximately $58,000 for the year ended December 31, 1996 compared to the preceding year. As a result of the dividend to the Parent and advance repayment by the Parent the inter-company receivable from the Parent on which the Company had been earning interest income was repaid. See "Liquidity and Capital Resources" below. Interest income from the Parent, which is included in interest and other income, amounted to approximately $198,000 for the year ended December 31, 1995. The loss of this interest income was offset to a large degree by an increase of approximately $138,000 in other interest income resulting from interest earned on proceeds invested from the company's security offering completed in the second quarter of 1996.

     Cost of medical services sales declined to 65% for the year ended December 31, 1996 compared to 69% for the preceding year largely as a result of a reduction in healthcare salaries as a percentage of sales due to the increased sales revenues generated by the Company's new Pennsylvania facilities.

     Selling general and administrative expenses increased approximately $378,000 for the year ended December 31, 1996 compared to the preceding year, reflecting increases associated with the new

Pennsylvania dialysis centers. Selling general and administrative expenses as a percentage of medical service revenues amounted to 41% for the year ended December 31, 1996 compared to 52% the preceding year.

     Interest expense increased approximately $19,000 for the year ended December 31, 1996 compared to the preceding year. Included was interest of $14,000 on the advances payable to the Parent with interest at the short-term Treasury Bill rate. Also included in such expense was an increase as a result of the equipment purchase agreements for dialysis machines and a decrease in interest payments as a result of reduced mortgages. The prime rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995.

Liquidity and Capital Resources

     Working capital totaled $7,062,000 at December 31, 1997, which reflected an increase of approximately $2,533,000 during the year, largely as a result of the sale of substantially all of the assets of Dialysis Services of Florida, Inc. - Fort Walton Beach, and its related operations. The increase in working capital included an increase in cash and cash equivalents of $3,386,000, an increase of approximately $444,000 for marketable securities received from the sale of the Fort Walton Beach operations, an increase in income taxes payable of $1,655,000 resulting from the sale of dialysis operations, and a decrease in current debt of $408,000 from modification of bank loan agreements.

     Net cash provided by operating activities was $43,000 for the twelve months ended December 31, 1997. Net cash provided by investing activities was $3,929,000, primarily from the sale of the Fort Walton Beach operations ($4,584,000), offset to some degree by additions to property and equipment ($631,000). Net cash used by financing activities amounted to $586,000, primarily consisting of repayment of advances to the Company's Parent ($241,000), repurchase of 100,000 shares common stock in June 1997 ($206,000) and payments on long-term debt ($136,000). See Note 9 to "Notes to Consolidated Financial Statements."

     In 1996, the Company was in default of certain covenants relating to mortgages with a combined balance of $504,000 at December 31, 1996.
The covenants principally related to net worth and debt service ratio requirements for which the lender waived compliance through December 31, 1997. The Company is in compliance with these covenants at December 31, 1997.

     The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. Through November 30, 1997, the loans contained a provision allowing the bank mandatory repayment upon 90 days written notice after five years which resulted in the unpaid principal balances being reflected as a current liability. The loans were modified effective December 1, 1997 and the call provision was removed thereby eliminating the necessity of carrying the entire debt balance as current. The unaffiliated Maryland dialysis center continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own dialysis facility at that property which commenced treatments in June 1995. See Note 2 to "Notes to Consolidated Financial Statements."

     The Company has an equipment financing agreement for kidney dialysis machines for its facilities. There was additional financing of $190,000 during 1997 pursuant to this agreement, as well as a reduction of $112,000 due to the purchaser of the Florida operations assuming the equipment financing obligations related to those operations. The agreement had an outstanding balance of $285,000 at December 31, 1997 and $272,000 at December 31, 1996.

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 10 station facility, typically the size of the Company's dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility may range from $40,000 to $70,000 per patient, and, therefore, is more expensive than construction, although acquisition provides the Company with an immediate ongoing opera-tion which most likely would be generating income. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. The Company has entered into agreements with medical directors, and intends to establish dialysis centers in New Jersey and in Pennsylvania. It is anticipated that a New Jersey facility, which is currently under construction, will be operational in the third quarter of 1998 and lease negotiations are currently under way for facilities in New Jersey and Pennsylvania.

     The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of its own dialysis centers requires capital, which was the basis for the Company's security offering in 1996 and sale of its Florida dialysis operations in 1997. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering and Florida dialysis operations sale will be adequate to finance such expansion. See Item 1, "Business - Business Strategy" and Notes 7 and 9 to "Notes to Consolidated Financial Statements."

     In February 1998, the Company redeemed the 20% minority interest in two of its subsidiaries whose assets were included in the Florida dialysis operations sold for a total consideration of $625,000. The consideration included $385,000 in cash and securities valued at $240,000.

     The Company believes that current levels of working capital, including the proceeds of its securities offering and the sale of its Florida dialysis operations, will enable it to successfully meet its liquidity demands for at least the next twelve months as well as expand its dialysis facilities and thereby its patient base.

Impact of Inflation

     Inflationary factors have not had a significant effect on the Company's operations. A substantial portion of the Company's revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business.
See Item 1, "Business-Government Regulation." Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect the Company's earnings in the future.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section to this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

     Information with respect to directors of the Company is included under the caption "Election of Directors" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

     The executive officers of the Company are appointed each year by the board of directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year. There are no family rela-tionships between any of the directors or executive officers of the Company.

     The following information indicates the position and age of the executive officers at February 28, 1998, and their business experience during the prior five years.


Name                  Age  Position with the Company   Position Held Since
----                  ---  -------------------------   -------------------
Thomas K. Langbein    52   Chairman of the Board of            1980
                           Directors, and Chief Executive      1986
                           Officer

Bart Pelstring        57   President and                       1986
                           Director                            1985

Daniel R. Ouzts       51   Vice President (Finance) and        1996
                           Treasurer

Charles Coe           35   Vice President (Operations)         1996

     Thomas K. Langbein has been affiliated with the Company since March, 1980 when he was appointed Chairman of the Board of Directors and President. Mr. Langbein relinquished the position of President in September, 1986 when he was appointed as Chief Executive Officer of the Company. He is also Chairman of the Board and Chief Executive Officer of each of the Company's subsidiaries. Mr. Langbein also holds the position the Chairman of the Board, Chief Executive Officer and President of Medicore, the parent of the Company. He is the Chairman of the Board and Chief Executive Officer of Techdyne, Inc. ("Techdyne"), a 63% owned public subsidiary of Medicore engaged in the manufacture, assembly and distribution of electronic and electro-mechanical components, and a director of certain of Techdyne's domestic and foreign subsidiaries.
Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc. ("Todd"), a broker-dealer registered with the Commission and a member of the NASD. Mr. Langbein devotes most of his time to the affairs of the Company, Medicore and Techdyne. See "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, incorporated herein by reference.

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

     Daniel R. Ouzts has been affiliated with the Company since 1983 as its controller, and in June, 1996 was appointed Vice President of Finance and Treasurer. He holds those positions with Medicore, and is Vice President of Finance and Controller of Techdyne. Mr. Ouzts is a certified public accountant. See "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Share-holders to be held on Wednesday, June 10, 1998, incorporated herein by reference.

     Charles Coe has been affiliated with the Company since January, 1989, initially as nurse administrator and then administrator in 1993. Mr. Coe became an Assistant Vice President in 1995 and in April, 1996 he was appointed Vice President of Operations.

Item 11.  Executive Compensation

     Information on executive compensation is included under the caption "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation
Table (see "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference), and by any person known to the Company to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on Wednesday, June 10, 1998, which is incorporated herein by reference.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following is a list of documents filed as part of this report.

     1.   All financial statements - See Index to Consolidated Financial
          Statements.

     2. Financial statement schedules - See Index to Consolidated Financial Statements.

     3.   Refer to subparagraph (c) below.

(b)  Reports on Form 8-K

     1. Asset Purchase Agreement by and among the Company, Dialysis Services of Florida, Inc. - Fort Walton Beach, DCA Medical Services, Inc., Dialysis Medical, Inc., Renal Care Group, Inc., Renal Care Group of the Southeast, Inc. and Henry M. Haire, M.D., dated October 31, 1997 as reported in the Company's Current Report on Form 8-K dated November 12, 1997.

(c)  Exhibits +

     (3)(i)    -Articles of Incorporation ++

       (ii)    -By-Laws of the Company ++

     (4)(i)    -Form of Common Stock Certificate of the Company ++

       (ii)    -Form of Redeemable Common Stock Purchase Warrant ++

      (iii)    -Form of Underwriters' Options ++

       (iv) -Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc. ++

     (10)      Material Contracts

        (i) -Assignment and Assumption of Lease and Release by and among Dialysis Services of Florida, Inc. - Fort Walton Beach(1), Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and JACO, L.C. dated October 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997 ("November 1997 Form 8-K"), Part II, Item 7(c)(2.2)).

       (ii) -Lease between Dialysis Services of Pennsylvania, Inc. - Wellsboro(2) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(3) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV, Item 14(a) 3
               (10)(lxii)).

      (iii) -Lease between the Company and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by ref-erence to the 1994 Medicore(3) Form 10-K, Part IV, Item 14(a) 3 (10)(lxviii)).

       (iv) -Lease between the Company and Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) dated December 1, 1995 (incorporated by reference to Medicore, Inc.'s(3) Annual Report on Form 10-K for the year ended December 31, 1995,
               Part IV, Item 14(a) 3 (10)(lxii)).

        (v) -Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated November 30, 1988.

       (vi) -Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(2) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(3) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September,
               1994 Medicore(2) Form 10-Q"), Part II, Item 6(a)(10)(i)).

      (vii) -Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the 1994 Medicore(3) Form 10-K, Part IV, Item 14(a)(3)(10)
               (lx)).

     (viii) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro(2) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(3) Form 10-Q, Part II, Item 6(a)(10)(ii)).

       (ix) -Assignment and Assumption of In-Patient Hospital Agreement between DCA Medical Services, Inc.(2), Fort Walton Beach Medical Center and Renal Care Group of the Southeast, Inc. dated October 31, 1997 (incorporated by reference to the November 1997 Form 8-K, Part II, Item 7(c)(2.3)).

        (x) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) and Capital Health System, Inc. d/b/a Harrisburg Hospital dated June 1, 1995. [*] ++

       (xi) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incor-porated by reference to the Company's June 1997 Form 8-K,
               Part II, Item 7(c)(10)(i)).

      (xii) -Agreement between Renal Services of Pa., Inc.(2) and Christine Durr dated December 1, 1995. ++

     (xiii)    -1995 Stock Option Plan of the Company (November 10, 1995). ++

      (xiv) -Form of Stock Option Certificate under 1995 Stock Option Plan (November 10, 1995).++

       (xv) -Form of Non-Qualified Stock Option granted to Medical Directors (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxi)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

      (xvi) -Lease between Dialysis Services of PA., Inc. - Carlisle(2) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiii)).

     (xvii) -Lease between Dialysis Services of NJ., Inc. - Manahawkin(2) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

    (xviii) -Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(2) dated June 4, 1997.

      (xix) -Medical Director Agreement between Dialysis Services of NJ, Inc.-Manahawkin(2) and Oceanview Medical Group, P.A. dated September 5, 1996 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 ("September 30, 1996 Form 10-Q"),
               Part II, Item 6(a), Part II, Exhibits 10(i)).

       (xx) -Medical Director Agreement between Dialysis Services of PA., Inc.-Carlisle(2) and Herb Soller, M.D. dated October 1, 1996 [*] (incorporated by reference to the Company's September 30, 1996 Form 10-Q, Part II, Item 6(a), Part II, Exhibits 10(ii)).

      (xxi) -Equipment Master Lease Agreement BC-105 between the Company and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company's 1996 Form 10-K,
               Part IV, Item 14(a) 3 (10)(xxvii)).

     (xxii) -Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("June 30, 1997 10-Q"), Part II,
               Item 6(a), Part II, Exhibit 10(i)).

    (xxiii) -Schedule of Leased Equipment 0697 commencing July 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's June 30, 1997 Form 10-Q, Part II, Item 6(a), Part II, Exhibit 10(ii)).

     (xxiv) -Assignment and Assumption of Lease and Release by and among Dialysis Corporation of America, Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and B. Braun Medical, Inc. dated October 31, 1997 (incorporated by reference to the November 1997 Form 8-K, Part II, Item 7(c)(2.4)).

      (xxv) -Tenant Subordination Agreement dated February 1997 between J.A. Hunt Services, Inc. and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3
               (10)(xxviii)).

     (xxvi) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Carlisle(2) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated August 29, 1997, Part II, Item 7(c)(10)(i)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

    (xxvii) -Asset Purchase Agreement by and among the Company, Dialysis Services of Florida, Inc. - Fort Walton Beach(1), DCA Medical Services, Inc.(2), Dialysis Medical, Inc.(1), Renal Care Group, Inc., Renal Care Group of the Southeast, Inc. and Henry M. Haire, M.D. dated October 31, 1997 (incorporated by reference to the November 1997 Form 8-K,
              Part II, Item 7(c)(2.1)).

   (xxviii) -First Amendment to Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company made as of December 1, 1997(4).

     (xxix) -First Amendment and Modification to Promissory Note to Mercantile-Safe Deposit and Trust Company(4).

       (21)   Subsidiaries of the Company.

       (27)   Financial Data Schedule (for SEC use only).

----------

+   Documents incorporated by reference not included in Exhibit Volume.

++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A, Part II, Item 27.

(1) 80% owned subsidiary, now inactive.

(2) Wholly-owned subsidiary.

(3) Parent of the Company owning approximately 66% of the Company's out-standing Common Stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq National Market.

(4) Dialysis Corporation of America has two loans with Mercantile-Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amounts of each loan.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DIALYSIS CORPORATION OF AMERICA

                                By: /s/ THOMAS K. LANGBEIN
                                   ----------------------------
                                   Thomas K. Langbein
                                   Chairman of the Board of
                                     Directors
March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                      Date
      ---------                         -----                      ----

/s/ THOMAS K. LANGBEIN     Chairman of the Board of Directors  March 27, 1998
-------------------------
    Thomas K. Langbein

/s/ BART PELSTRING         President and Director              March 27, 1998
-------------------------
    Bart Pelstring

/s/ DANIEL R. OUZTS        Vice President, Treasurer, Chief    March 27, 1998
-------------------------
    Daniel R. Ouzts        Financial Officer and Controller

/s/ CHARLES COE            Vice President                      March 27, 1998
-------------------------
    Charles Coe

/s/ ROBERT W. TRAUSE       Director                            March 27, 1998
-------------------------
    Robert W. Trause

/s/ DR. HERBERT I. SOLLER  Director                            March 27, 1998
-------------------------
    Dr. Herbert I. Soller

                          ANNUAL REPORT ON FORM 10-K
                  ITEM I, ITEM 14(a) (1) and (2), (c) and (d)
        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                              CERTAIN EXHIBITS
                       FINANCIAL STATEMENT SCHEDULES
                       YEAR ENDED DECEMBER 31, 1997
                     DIALYSIS CORPORATION OF AMERICA
                             HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) and (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS



    The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8:

                                                                       Page
                                                                       ----

    Consolidated Balance Sheets as of December 31, 1997 and 1996.       F-3

    Consolidated Statements of Operations--Years ended December 31,
      1997, 1996, and 1995.                                             F-3

    Consolidated Statements of Stockholders' Equity--Years ended
      December 31, 1997, 1996 and 1995.                                 F-5

    Consolidated Statements of Cash Flows--Years ended December 31,
      1997, 1996 and 1995.                                              F-6

    Notes to Consolidated Financial Statements--December 31, 1997.      F-7

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Dialysis Corporation of America


We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ ERNST & YOUNG LLP

March 25, 1998
Miami, Florida

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                 December 31,  December 31,
                                                     1997          1996
                                                 ------------  ------------

                                   ASSETS
Current Assets:
  Cash and cash equivalents                       $8,102,920    $4,717,169
  Marketable securities                              443,936
  Accounts receivable, less allowance
   of $52,000 at December 31, 1997;
   $154,000 at December 31, 1996                     494,163       461,269
  Inventories                                        113,815       156,648
  Prepaid expenses and other current assets          156,823        85,278
                                                 -----------   -----------
             Total current assets                  9,311,657     5,420,364

Property and Equipment:
  Land                                               168,358       168,358
  Buildings and improvements                       1,402,319     1,221,531
  Machinery and equipment                            949,749     1,144,191
  Leasehold improvements                             442,464       265,556
                                                 -----------   -----------
                                                   2,962,890     2,799,636
  Less accumulated depreciation                      679,870       716,728
                                                 -----------   -----------
                                                   2,283,020     2,082,908

Deferred expenses and other assets                    43,088        49,017
                                                 -----------   -----------
                                                 $11,637,765    $7,552,289
                                                 ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $    72,531    $  148,660
  Accrued expenses                                   370,099       182,986
  Current portion of long-term debt                  151,844       560,120
  Income taxes payable                             1,655,164
                                                 -----------    ----------
           Total current liabilities               2,249,638       891,766

Long-term debt, less current portion                 564,673       215,466
Advances from parent                                 128,727       369,547
Minority interest in subsidiaries                    645,809        75,472

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; 3,751,344 shares
   issued, 3,651,344 shares outstanding
   in 1997; 3,588,844 shares issued and
   outstandingin 1996                                 37,513        35,888
  Capital in excess of par value                   4,008,720     3,748,595
  Retained earnings                                4,208,935     2,215,555
  Treasury stock at cost; 100,000
   shares at December 31, 1997                      (206,250)
                                                 -----------     ---------
           Total stockholders' equity              8,048,918     6,000,038
                                                 -----------    ----------
                                                 $11,637,765    $7,552,289
                                                 ===========    ==========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year Ended December 31,
                                             -------------------------------------------
                                                1997            1996            1995
                                                ----            ----            ----

Revenues:
  Medical service revenue                    $4,375,165      $3,830,809      $2,304,773
  Gain on sale of subsidiaries' assets        4,430,663
  Interest and other income                     414,970         305,706         363,413
                                             ----------      ----------      ----------
                                              9,220,798       4,136,515       2,668,186
Cost and expenses:
  Cost of medical services                    2,712,527       2,508,323       1,592,666
  Selling, general and
   administrative expenses                    2,155,459       1,577,487       1,199,213
  Interest expense                               86,129          86,694          67,704
                                             ----------      ----------      ----------
                                              4,954,115       4,172,504       2,859,583
                                             ----------      ----------      ----------

Income (loss) before income
  taxes and minority interest                 4,266,683        (35,989)        (191,397)

Income tax provision                          1,699,000
                                              ---------       ----------     ----------

Income (loss) before minority interest        2,567,683         (35,989)       (191,397)

Minority interest in income (loss)
  of consolidated subsidiaries                  574,303         (13,028)        (24,126)
                                             ----------      -----------     ----------

            Net income (loss)                $1,993,380      $  (22,961)     $ (167,271)
                                             ==========      ==========      ==========

Earnings (loss) per share:
   Basic                                         $.56            $(.01)         $(.07)
                                                 ====            =====          ====
   Diluted                                       $.55            $(.01)         $(.07)
                                                 ====            =====          ====



                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Capital in
                                                   Common          Excess of           Retained           Treasury
                                                   Stock           Par Value          Earnings             Stock          Total
                                                  --------        -----------        ---------           --------        ------

Balance at January 1, 1995                      $   24,328         $  305,997         $5,568,437                        $5,898,762

  Net loss                                                                              (167,271)                         (167,271)

  Dividend on common shares of $1.30 per share                                        (3,162,650)                       (3,162,650)
                                                ----------         ----------         -----------                       -----------


Balance at December 31, 1995                        24,328            305,997          2,238,516                         2,568,841

  Net loss                                                                               (22,961)                          (22,961)

  Net proceeds from security offering with
     issuance of 1,150,000 common shares            11,500          3,433,658                                            3,445,158



  Exercise of stock options                             60              8,940                                                9,000
                                                ----------         ----------         -----------                       -----------
Balance at December 31, 1996                        35,888          3,748,595          2,215,555                         6,000,038

  Net income                                                                           1,993,380                         1,993,380

  Repurchase of 100,000 shares                                                                           $(206,250)       (206,250)

  Exercise of stock options                          1,625            260,125                                              261,750
                                                ----------         ----------         ----------         ---------      ----------

Balance at December 31, 1997                    $   37,513         $4,008,720         $4,208,935         $(206,250)     $8,048,918
                                                ==========         ==========         ==========         =========      ==========


                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended December 31,
                                                                              ---------------------------------------------
                                                                             1997           1996           1995
                                                                             ----           ----           ----

Operating activities:
  Net income (loss)                                                       $1,993,380     $   (22,961)      $ (167,271)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Gain on sale of subsidiaries' assets                                (4,430,663)
      Depreciation                                                           278,761         199,315          116,510
      Amortization                                                            11,116          11,235            9,190
      Bad debt expense                                                        36,726         139,802           51,181
      Minority interest                                                      574,303         (13,028)         (24,126)
      Stock compensation expense                                             322,125
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                                 (357,280)        (97,487)        (415,098)
        Inventories                                                           (5,223)        (68,325)         (51,821)
        Prepaid expenses and other current assets                            (12,087)        (64,257)          (8,984)
        Accounts payable                                                     (76,129)       (177,505)         271,898
        Accrued expenses                                                      58,341         (36,966)          36,930
        Income taxes payable                                               1,649,164
                                                                          -----------     ----------       ----------
          Net cash provided by (used in) operating activities                 42,534        (130,177)        (181,591)

Investing activities:
  Proceeds from sale of subsidiaries' assets                               4,583,662
  Additions to property and equipment, net of minor disposals               (631,103)       (159,180)        (661,569)
  Deferred expenses and other assets                                         (23,429)        110,904          (52,020)
  Purchase portion of minority interest in subsidiary                                                         (15,000)
                                                                          -----------     ----------       ----------

          Net cash provided by (used in) investing activities              3,929,130         (48,276)        (728,589)

Financing activities:
  Net proceeds of securities offering                                                      3,445,158
  (Decrease) increase in advances from parent                               (240,820)        369,547        1,410,327
  Repurchase of stock                                                       (206,250)
  Payments on long-term debt                                                (136,502)       (113,856)         (91,058)
  Exercise of stock options                                                    1,625           9,000
  Dividend payments to minority shareholders                                  (3,966)         (7,467)         (28,841)
                                                                          -----------     ----------       ----------
    Net cash (used in) provided by financing activities                     (585,913)      3,702,382        1,290,428
                                                                          -----------     ----------        ---------

Increase in cash and cash equivalents                                      3,385,751       3,523,929          380,248

Cash and cash equivalents at beginning of year                             4,717,169       1,193,240          812,992
                                                                          ----------      ----------       ----------

Cash and cash equivalents at end of period                                $8,102,920      $4,717,169       $1,193,240
                                                                          ==========      ==========       ==========

                 See notes to consolidated financial statements.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The Company operates three kidney dialysis centers, which are located in Pennsylvania, has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients.

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 66.0% owned subsidiary of Medicore, Inc. (the "Parent").

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Government Regulation

     Substantially all of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the state in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretations as well as significant regu-latory action including fines, penalties, and exclusions from the Medicare and Medicaid programs.

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

Marketable Securities

     The Company follows Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company is required to classify its marketable equity securities as either trading or available for sale. The Company does not purchase securities for the purpose of short-term sales; accordingly, its securities are classified as available for sale.
Marketable securities are recorded at fair value. The marketable securities at December 31, 1997 resulted from the sale of the Company's Florida operations in October 1997. Since the value of these securities has been guaranteed by the purchaser at their originally recorded valuation of $480,000, the $36,064 difference between the market value of $443,936 at December 31, 1997 and the guaranteed value has been recorded as a receivable and included in other current assets at December 31, 1997.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1997

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Inventories

     Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

Property and Equipment

     Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and by accelerated methods for income tax purposes. Effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of the provisions of FAS 121 had no material effect on the results of operations, financial condition or cash flows of the Company. Based on current circumstances, the Company does not believe any indicators of impairment are present.

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

Stock-Based Compensation

     The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpre-tations in accounting for its employee stock options. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share", which was adopted on December 31, 1997. The Company has adopted FAS 128 which requires it to change the method previ-ously used for computing earnings per share and to restate all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect of stock options and warrants. Earnings per share under the diluted computation required under FAS 128 includes stock options and warrants using the treasury stock method and average market price.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1997


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     Following is a reconciliation of amounts used in the basic and diluted computations:


                                                        Year Ended December 31,
                                              ------------------------------------------
                                                 1997             1996            1995
                                                 ----             ----            ----


    Net income (loss)                         $ 1,993,380      $  (22,961)      $(167,271)
                                              ===========      ==========       =========

    Weighted average shares-denominator
     basic computation                          3,531,584       3,237,243       2,432,844
    Effect of dilutive stock options:
    Stock options granted November 1995            86,539
                                               ----------      ----------       ---------
    Weighted average shares, as adjusted-       3,618,123       3,237,243       2,432,844
     denominator diluted computation           ==========      ==========       =========

    Earnings (loss) per share:
    Basic                                         $.56           $(.01)           $(.07)
                                                  ====           ======           ======
    Diluted                                       $.55           $(.01)           $(.07)
                                                  ====           ======           ======

     In addition to the dilutive stock options included in the reconcili-ation above, which have an exercise price of $1.50 per share, there were 10,000 medical director options, 2,300,000 common stock purchase warrants and underwriter options to purchase 100,000 shares of common of common stock and 200,000 common stock purchase warrants which have not been included in the earnings per share computation since they are anti-dilutive.

     The effect of the 50% stock dividend authorized by the Company's board of directors in November 1995 has been reflected in weighted average shares for all periods presented.

Interest and Other Income

     Interest and other income is comprised as follows:

                                             Year Ended December 31,
                                     ------------------------------------
                                       1997         1996          1995
                                       ----         ----          ----

     Rental income                   $119,792     $101,161       $127,565
     Interest income from Medicore                                198,463
     Other interest income            227,789      168,950         31,448
     Other                             67,289       35,595          5,937
                                     --------     --------       --------
                                     $414,970     $305,706       $363,413
                                     ========     ========       ========

Reclassifications

    Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

Estimated Fair Value of Financial Instruments

     The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments bear variable interest rates which approximate market.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1997


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

New Pronouncements

         The Company will adopt the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income"
(FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company does not believe that adoption of FAS 130 will have a material effect on its financial statements. The Company will also adopt the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information"
(FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

NOTE 2--LONG-TERM DEBT
          Long-term debt is as follows:


                                                                                   December 31,
                                                                              ---------------------
                                                                              1997             1996
                                                                              ----             ----

  Mortgage note secured by land and building with a net book value of
           $436,000 at December 31, 1997. Monthly principal payments of
           $3,333 plus interest at 1% over the prime rate through
           November 2003. The loan was redeemable at the bank's option after November 30, 1993, and is, therefore, reflected as
           current at December 31, 1996. Loan modified in December 1997
           with the call provision removed.                                  $240,036         $280,032
  Mortgage note secured by land and building with
           a net book value of $742,000 at December 31, 1997. Monthly principal payments of $2,667 plus interest at 1% over the
           prime rate through November 2003. The loan was redeemable at the bank's option after November 30, 1993, and is, therefore, reflected as current at December 31, 1996. Loan modified in
           December 1997 with the call provision
           removed.                                                           191,963          223,968
  Equipment financing agreement secured by equipment
           with a net book value of $311,000 at December 31,
           1997.  Monthly payments totaling $8,179 as of
           December 31, 1997 as described below pursuant to
           various schedules, including principal and interest, with
           interest at rates ranging from 8% to 12%.                          284,518          271,586
                                                                              --------        ---------
                                                                              716,517          775,586
           Less current portion                                               151,844          560,120
                                                                             ---------        ---------
                                                                             $564,673         $215,466
                                                                             =========         =======


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1997

NOTE 2--LONG-TERM DEBT--Continued

    The equipment financing agreement provides financing for kidney dialysis machines for the Company's facilities in Pennsylvania and was amended in 1996 to include equipment for the Company's Florida facility. The initial principal balance was approximately $195,000. Additional financing totaled approxi-mately $124,000 in 1996 and $190,000 in 1997. In conjunction with the Company's sale of its Florida dialysis operations on October 31, 1997, the purchaser assumed approximately $112,000 of these financing obligations.
The balance outstanding under this agreement amounted to approximately
$285,000 at December 31, 1997 and $272,000 at December 31, 1996. Payments under the agreement are pursuant to various schedules extending through July 2002. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows".

    The prime rate was 8.50% as of December 31, 1997 and 8.25% as of December 31, 1996.

    Scheduled maturities of long-term debt outstanding at December 31, 1997 are approximately: 1998-$152,000; 1999-$154,000; 2000-$136,000;
2001-$112,000; 2002-$90,000; thereafter-$72,000. Interest payments on the above debt amounted to approximately $77,000; $73,000 and $68,000 in 1997, 1996 and 1995, respectively.

    The Company's various debt arrangements contain certain restrictive covenants that, among other things, restrict the payment of dividends, rent commitments, additional indebtedness and prohibit issuance or re-demption of capital stock and require maintenance of certain financial ratios.

NOTE 3--INCOME TAXES

    Subsequent to the completion of the Company's public offering in April 1996, the Company files separate federal and state income tax returns. The net operating loss carryforwards that were available at December 31, 1995 were utilized prior to the completion of its public offering. The Company had net operating loss carryforwards of approximately $6,000 at December 31, 1996 which were fully utilized in 1997.

    Deferred income taxes reflect the net tax effect of temporary differ-ences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        December 31,
                                                -------------------------
                                                  1997           1996
                                                  ----           ----
   Deferred tax liabilities:
        Depreciation                            $ 27,000        $ 62,000
        Prepaid expenses                                           4,000
                                                --------        --------
          Total deferred tax liabilities          27,000          66,000
   Deferred tax assets:
        Amortization                              18,000          12,000
        Accrued expenses                          13,000          11,000
        Bad debt allowance                        20,000          58,000
                                                --------        --------
          Sub-total                               51,000          81,000
          Net operating loss carryforward                          2,000
                                                --------        --------
            Total deferred tax assets             51,000          83,000
   Valuation allowance for deferred tax assets                   (17,000)
                                                --------        --------
   Net deferred tax asset                       $ 24,000        $    -0-
                                                ========        ========

    Due to uncertainty as to the realizability of deferred tax assets, a valuation allowance was recorded as of December 31, 1996. For the year ended December 31, 1997, Management has concluded that a valuation allowance is not necessary.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1997

NOTE 3--INCOME TAXES--Contined

    Significant components of the income tax provision (benefit) are as follows:

                                                       1997
                                                       ----
  Current
    Federal                                         $1,488,000
    State                                              235,000
                                                    ----------
                                                    $1,723,000

  Deferred                                              (7,000)
  Change in valuation Allowance                        (17,000)
                                                    ----------
                                                    $1,699,000
                                                    ==========

     The reconciliation of income tax attributable to income (loss) before income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) is:

                                                 Year Ended December 31,
                                          ----------------------------------
                                             1997         1996       1995
                                             ----         ----       ----
  Statutory tax rate (34%) applied
    to income (loss)
    before income taxes                   $1,450,700   $ (12,200)  $(65,000)
  Adjustments due to:
    State taxes, net of federal benefit      155,200      (1,300)    (6,900)
    Change in valuation allowance            (17,300)    230,000     73,000
    Benefits of net operating losses             ---    (213,000)       ---
    Non-deductible items                       2,900         ---        ---
    Other                                    107,500      (3,500)    (1,100)
                                          ----------   ---------   --------
                                          $1,699,000   $    ---    $    ---
                                          ==========   =========   ========

     Income tax payments were approximately $50,000 in 1997 with no payments in 1996 or 1995.

NOTE 4--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $240,000 for each of the years ended December 31, 1997, 1996 and 1995.

     On October 4, 1995, the Parent repaid approximately $1,000,000 of the advances due to the Company.

     On November 10, 1995, the Company's board of directors authorized the declaration of a $1.30 per share dividend (after giving effect to a 50% stock dividend also authorized by the board) for which the Parent's portion related to its 99.1% ownership interest in the Company totaled approximately $3,134,000. This amount was offset against the intercompany receivable from the Parent. As a result of this dividend and repayments by the Parent, the intercompany receivable from the Parent, on which the Company had been earning interest income, had been repaid. Interest on these advances receivable from the Parent amounted to approximately $198,000 in 1995. The reduction in the intercompany receivable relating to the dividend declared represents a noncash financing activity which is a supplemental disclosure required by SFAS 95.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           December 31, 1997


NOTE 4--TRANSACTIONS WITH PARENT--Continued

     As of December 31, 1997 and December 31, 1996, the Company had an intercompany advance payable to the Parent of approximately $129,000 and $370,000, respectively, which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approximately $7,000 and $14,000 for the years ended December 31, 1997 and December 31, 1996, respectively, and is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to January 1, 1999, and therefore, the advances have been classified as long-term at December 31, 1997.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1997, 1996 and 1995, respectively, the Company paid premiums of approximately $87,000, $80,000 and $73,000 for insurance obtained through a relative of an officer and director of the Company and the Parent.

     For the years ended December 31, 1997, 1996 and 1995, respectively, legal fees of $61,000, $63,000 and $22,000 were paid to an attorney who acts as counsel and Secretary for the Company and the Parent.

NOTE 6--STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as is discussed below, the alternative fair value accounting provided for under Financial Accounting Standard Board Statement No. 123 "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, and employees of which 19,000 options were outstanding at December 31, 1997. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On December 31, 1997 162,500 options were exercised by officers for which the Company received cash payments of the par value and the Company forgave the remaining balance due and recorded compensation expense of approximately $322,000.

     In August 1996, the board of directors granted 15,000 options to the medical directors at its three kidney dialysis centers. Following the sale of the Company's Florida operations on October 31, 1997, 5,000 of these options were not exercised and expired. These options vested immediately and are exercisable for a period of 3 years through August 18, 1999 at $4.75 per share.

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options issued during 1996 and 1995, respectively: risk-free interest rates of and 5.75% and 6.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .50 for both years; and a weighted-average expected life of the options of 1.5 years and 2.5 years.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                            December 31, 1997

NOTE 6--STOCK OPTIONS--Continued

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting re-strictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period, and since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options. No pro forma information is provided for 1997 as no options were granted. The Company's pro forma information follows:

                                          1996              1995
                                          ----              ----
          Pro forma net loss           $(35,051)        $(268,359)
                                       ========         =========
          Pro forma loss per share       $(.01)            $(.11)
                                         =====             =====

     A summary of the Company's stock option activity, and related information for the options issued in 1995 follows:

                                            1997                        1996                       1995
                                            ----                        ----                       ----
                                               Weighted-Average            Weighted-Average           Weighted-Average
                                      Options   Exercise Price   Options    Exercise Price   Options   Exercise Price
                                      -------   --------------   -------    --------------   -------   --------------
Outstanding-beginning of year:        209,000                    210,000
Granted                                                           15,000          4.75       210,000        $1.50
Exercised                            (162,500)       1.50         (6,000)         1.50
Forfeited
Expired                               (17,500)       2.43        (10,000)         1.50
                                     --------        ----        -------          ----       -------        -----
Outstanding-end of year                29,000                    209,000                     210,000
                                     ========                    =======                     =======
Outstanding and exercisable
   at end of year
   November 1995 options               19,000        1.50        194,000          1.50       210,000         1.50
   August 1996 options                 10,000        4.75         15,000          4.75
                                     --------        ----        -------          ----       -------
                                       29,000                    209,000                     210,000
                                     ========                    =======                     =======
Weighted-average fair value of
   options granted during the year                                $1.30                       $ .54
                                                                  =====                       =====


     The remaining contractual life for the August 1996 options is 1.6 years and for the November 1995 options is 2.9 years.

     The Company has 2,629,000 shares reserved for future issuance.

NOTE 7--COMMON STOCK

     The Company completed a public offering of common stock and warrants during the second quarter of 1996, providing it with net proceeds of approximately $3,445,000.

     Pursuant to the offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters overallotment option, and there are 2,300,000 redeemable common stock purchase warrants issued to purchase one common share each at an exercise price of $4.50 exercisable from April 17, 1997 through April 16, 1999. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                            December 31, 1997

NOTE 7--COMMON STOCK--Continued

     In June 1997, the Company reacquired 100,000 shares of its common stock at a cost of $206,250.

NOTE 8--COMMITMENTS AND CONTINGENCIES

Commitments

     The Company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 1997 are approximately:
1998-$82,000; 1999-$96,000; 2000-$80,000; 2001-$80,000; 2002-$64,000.
Total rent expense was approximately $73,000, $65,000 and $52,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Effective January 1, 1997, the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of 1 year of service and 21 year old age requirement. The Company has made no contri-butions under this plan as of December 31, 1997.

NOTE 9--SALE OF SUBSIDIARIES' ASSETS

     On October 31, 1997, the Company concluded a sale ("Sale") of sub-stantially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis Medical, Inc. ("DMI") (Florida Method 2 home patient operations), and an in-patient hospital service agreement of its 100% owned subsidiary, DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser has agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser has agreed to make up any difference by which the sales proceeds are less than $480,000 in cash or additional registered shares of the purchaser at its discretion. These shares are carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value and the market value reflected as a receivable from the purchaser. In February 1998, the Company acquired, in a transac-tion accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold. The purchase price totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale.

     The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1996. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and its Parent, to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses which amounted to approximately $125,000 and $253,000 for the years ended December 31, 1997 and December 31, 1996,
respectively.   No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

                   DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                December 31, 1997

NOTE 9--SALE OF SUBSIDIARIES' ASSETS--Continued

     The summary pro forma information, which excludes the gain on the Sale, is not necessarily representative of what the Company's results of opera-tions would have been if the Sale had actually occurred as of January 1, 1996 and may not be indicative of the Company's operating results for any future periods.

                     SUMMARY PRO FORMA INFORMATION

                                           Year Ended
                                          December 31,
                                          ------------
                                      1997             1996
                                      ----             ----
          Total revenue            $3,079,000       $2,102,000
                                   ==========       ==========

          Net loss                 $ (530,000)      $ (422,000)
                                   ==========       ==========

          Loss per share:

          Basic                      $(.15)           $(.13)
                                     =====            =====
          Diluted                    $(.15)           $(.13)
                                     =====            =====

     The Company has recorded a gain on the Sale of approximately $2,747,000, representing a pre-tax gain of $4,431,000, net of estimated income taxes of approximately $1,684,000, of which approximately $537,000 of the net after tax gain relates to the 20% minority interest in two of the subsidiaries whose assets were sold. This gain is not reflected in the above pro forma information.

                              EXHIBIT INDEX +

     (3)(i)    -Articles of Incorporation ++

       (ii)    -By-Laws of the Company ++

     (4)(i)    -Form of Common Stock Certificate of the Company ++

       (ii)    -Form of Redeemable Common Stock Purchase Warrant ++

      (iii)    -Form of Underwriters' Options ++

       (iv) -Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc. ++

     (10)      Material Contracts

        (i) -Assignment and Assumption of Lease and Release by and among Dialysis Services of Florida, Inc. - Fort Walton Beach(1), Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and JACO, L.C. dated October 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997 ("November 1997 Form 8-K"), Part II, Item 7(c)(2.2)).

       (ii) -Lease between Dialysis Services of Pennsylvania, Inc. - Wellsboro(2) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(3) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV, Item 14(a) 3
               (10)(lxii)).

      (iii) -Lease between the Company and Service All Group, Inc. and Terry Sheppard dated March 24, 1995 (incorporated by ref-erence to the 1994 Medicore(3) Form 10-K, Part IV, Item 14(a) 3 (10)(lxviii)).

       (iv) -Lease between the Company and Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) dated December 1, 1995 (incorporated by reference to Medicore, Inc.'s(3) Annual Report on Form 10-K for the year ended December 31, 1995,
               Part IV, Item 14(a) 3 (10)(lxii)).

        (v) -Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated November 30, 1988.

       (vi) -Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(2) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(3) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September,
               1994 Medicore(2) Form 10-Q"), Part II, Item 6(a)(10)(i)).

      (vii) -Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the 1994 Medicore(3) Form 10-K, Part IV, Item 14(a)(3)(10)
               (lx)).

     (viii) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro(2) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(3) Form 10-Q, Part II, Item 6(a)(10)(ii)).

       (ix) -Assignment and Assumption of In-Patient Hospital Agreement between DCA Medical Services, Inc.(2), Fort Walton Beach Medical Center and Renal Care Group of the Southeast, Inc. dated October 31, 1997 (incorporated by reference to the November 1997 Form 8-K, Part II, Item 7(c)(2.3)).

        (x) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) and Capital Health System, Inc. d/b/a Harrisburg Hospital dated June 1, 1995. [*] ++

       (xi) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(2) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incor-porated by reference to the Company's June 1997 Form 8-K,
               Part II, Item 7(c)(10)(i)).

      (xii) -Agreement between Renal Services of Pa., Inc.(2) and Christine Durr dated December 1, 1995. ++

     (xiii)    -1995 Stock Option Plan of the Company (November 10, 1995). ++

      (xiv) -Form of Stock Option Certificate under 1995 Stock Option Plan (November 10, 1995).++

       (xv) -Form of Non-Qualified Stock Option granted to Medical Directors (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxi)).

      (xvi) -Lease between Dialysis Services of PA., Inc. - Carlisle(2) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiii)).

     (xvii) -Lease between Dialysis Services of NJ., Inc. - Manahawkin(2) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

    (xviii) -Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(2) dated June 4, 1997.

      (xix) -Medical Director Agreement between Dialysis Services of NJ, Inc.-Manahawkin(2) and Oceanview Medical Group, P.A. dated September 5, 1996 [*] (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996 ("September 30, 1996 Form 10-Q"),
               Part II, Item 6(a), Part II, Exhibits 10(i)).

       (xx) -Medical Director Agreement between Dialysis Services of PA., Inc.-Carlisle(2) and Herb Soller, M.D. dated October 1, 1996 [*] (incorporated by reference to the Company's September 30, 1996 Form 10-Q, Part II, Item 6(a), Part II, Exhibits 10(ii)).

      (xxi) -Equipment Master Lease Agreement BC-105 between the Company and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company's 1996 Form 10-K,
               Part IV, Item 14(a) 3 (10)(xxvii)).

     (xxii) -Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("June 30, 1997 10-Q"), Part II,
               Item 6(a), Part II, Exhibit 10(i)).

    (xxiii) -Schedule of Leased Equipment 0697 commencing July 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's June 30, 1997 Form 10-Q, Part II, Item 6(a), Part II, Exhibit 10(ii)).

     (xxiv) -Assignment and Assumption of Lease and Release by and among Dialysis Corporation of America, Renal Care Group of the Southeast, Inc., Renal Care Group, Inc. and B. Braun Medical, Inc. dated October 31, 1997 (incorporated by reference to the November 1997 Form 8-K, Part II, Item 7(c)(2.4)).

      (xxv) -Tenant Subordination Agreement dated February 1997 between J.A. Hunt Services, Inc. and Mercantile-Safe Deposit and Trust Company (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3
               (10)(xxviii)).

     (xxvi) -Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Carlisle(2) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated August 29, 1997, Part II, Item 7(c)(10)(i)).

    (xxvii) -Asset Purchase Agreement by and among the Company, Dialysis Services of Florida, Inc. - Fort Walton Beach(1), DCA Medical Services, Inc.(2), Dialysis Medical, Inc.(1), Renal Care Group, Inc., Renal Care Group of the Southeast, Inc. and Henry M. Haire, M.D. dated October 31, 1997 (incorporated by reference to the November 1997 Form 8-K,
              Part II, Item 7(c)(2.1)).

   (xxviii) -First Amendment to Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company made as of December 1, 1997(4).

     (xxix) -First Amendment and Modification to Promissory Note to Mercantile-Safe Deposit and Trust Company(4).

       (21)   Subsidiaries of the Company.

       (27)   Financial Data Schedule (for SEC use only).

----------

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

+   Documents incorporated by reference not included in Exhibit Volume.

++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A, Part II, Item 27.