Form 10-Q
period 1998-03-31
DIALYSIS CORP OF AMERICA
filed 1998-05-12
CIK 201653

FORM 10--Q

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number 0-8527

                       DIALYSIS CORPORATION OF AMERICA
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Florida                                 59-1757642
---------------------------------------------         ----------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                     Identification No.)

27 Miller Avenue, Lemoyne, Pennsylvania                     17043
----------------------------------------                 -----------
(Address of principal executive offices)                  (Zip Code)

                            (717) 730-6164
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

                            NOT APPLICABLE
     ----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,651,344 shares as of April 30, 1998.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
            ------------------------------------------------

                                INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 1998 and March 31, 1997 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
------   --------------------

         1) Consolidated Condensed Statements of Operations for the three months ended March 31, 1998 and March 31, 1997.

         2) Consolidated Condensed Balance Sheets as of March 31, 1998 and December 31, 1997.

         3) Consolidated Condensed Statements of Cash Flows for three months ended March 31, 1998 and March 31, 1997.

         4) Notes to Consolidated Condensed Financial Statements as of March 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition
------   -----------------------------------------------------------
         and Results of Operations
         -------------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

                    PART I  --  FINANCIAL INFORMATION
                    ---------------------------------

Item 1.  Financial Statements
------   --------------------


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                            Three Months Ended
                                                 March 31,
                                         -------------------------
                                            1998           1997
                                            ----           ----
Revenues:
   Medical service revenue               $  818,311     $1,034,488
   Interest and other income                126,727         79,883
                                         ----------     ----------
                                            945,038      1,114,371
Cost and expenses:
   Cost of medical services                 586,076        626,607
   Selling, general and administrative
     expenses                               455,890        443,384
   Interest expense                          19,232         22,494
                                         ----------     ----------
                                          1,061,198      1,092,485

(Loss) income before income taxes
  and minority interest                    (116,160)        21,886

Income tax benefit                          (39,000)
                                         ----------     ----------
(Loss) income before minority interest      (77,160)        21,886

Minority interest in loss of
  consolidated subsidiaries                                   (319)
                                         ----------     ----------

     Net (loss) income                   $  (77,160)    $   22,205
                                         ==========     ==========

(Loss) earnings per share:
   Basic                                    $(.02)          $.01
                                            =====           ====
   Diluted                                  $(.02)          $.01
                                            =====           ====


       See notes to consolidated condensed financial statements.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS


                                           March 31,       December 31,
                                             1998            1997(A)
                                         ------------     ------------
                                          (Unaudited)

              ASSETS

Current Assets:
  Cash and cash equivalents              $ 6,099,834      $ 8,102,920
  Marketable securities                      263,606          443,936
  Accounts receivable, less allowance
   of $90,000 at March 31, 1998;
   $52,000 at December 31, 1997              429,137          494,163
  Inventories                                100,181          113,815
  Prepaid expenses and other
   current assets                             91,756          156,823
                                         -----------      -----------
          Total current assets             6,984,514        9,311,657

Property and Equipment:
  Land                                       168,358          168,358
  Buildings and improvements               1,404,573        1,402,319
  Machinery and equipment                    972,995          949,749
  Leasehold improvements                     452,547          442,464
                                         -----------      -----------
                                           2,998,473        2,962,890

  Less accumulated depreciation              749,578          679,870
                                         -----------      -----------
                                           2,248,895        2,283,020

Deferred expenses and other assets           159,868           43,088
                                         -----------      -----------
                                         $ 9,393,277      $11,637,765
                                         ===========      ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                       $    42,247      $    72,531
  Accrued expenses                           362,666          370,099
  Current portion of long-term debt          157,889          151,844
  Income taxes payable                        76,164        1,655,164
                                         -----------      -----------
          Total current liabilities          638,966        2,249,638

Long-term debt, less current portion         538,719          564,673
Advances from parent                         193,764          128,727
Minority interest in subsidiaries                             645,809

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value,
   authorized 20,000,000 shares;
   3,751,344 shares issued,
   3,651,344 shares outstanding               37,513           37,513
  Capital in excess of par value           4,044,154        4,008,720
  Retained earnings                        4,131,775        4,208,935
  Accumulated other comprehensive
   income (loss)-unrealized gain on
   marketable securities for sale             14,636
  Treasury stock at cost; 100,000 shares    (206,250)        (206,250)
                                         -----------      -----------
          Total stockholders' equity       8,021,828        8,048,918
                                         -----------      -----------
                                         $ 9,393,277      $11,637,765
                                         ===========      ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission in March 1998.


      See notes to consolidated condensed financial statements.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                     Three Months Ended
                                                          March 31,
                                                --------------------------
                                                    1998          1997
                                                    ----          ----
Operating activities:
  Net (loss) income                             $   (77,160)  $    22,205
   Adjustments to reconcile net (loss)
     income to net cash used in
     operating activities:
    Depreciation                                     69,708        59,007
    Amortization                                        422         3,003
    Bad debt expense                                 28,964        37,310
    Minority interest                                                (319)
    Increase (decrease) relating
       to operating activities from:
      Accounts receivable                            36,062      (105,912)
      Inventories                                    13,634        39,449
      Prepaid expenses and other
         current assets                              20,033       (19,488)
      Accounts payable                              (30,284)      (66,293)
      Accrued expenses                                7,567       (53,105)
      Income tax payable                         (1,579,000)
                                                -----------   -----------
        Net cash used in operating activities    (1,510,054)      (84,143)

  Investing activities:
   Redemption of minority interest
     in subsidiaries                               (385,375)
   Additions to property and equipment,
     net of minor disposals                         (19,083)     (154,459)
   Deferred expenses and other assets              (117,202)      (47,903)
                                                -----------   -----------
        Net cash used in investing activities      (521,660)     (202,362)

  Financing activities:
   Increase (decrease) in advances
     from parent                                     65,037      (277,801)
   Payments on long-term debt                       (36,409)      (30,193)
                                                -----------   -----------
        Net cash provided by (used in)
         financing activities                        28,628      (307,994)
                                                -----------   -----------

(Decrease) increase in cash and cash
   equivalents                                   (2,003,086)     (594,499)

Cash and cash equivalents at beginning
   of period                                      8,102,920     4,717,169
                                                -----------   -----------

Cash and cash equivalents at end
   of period                                    $ 6,099,834   $ 4,122,670
                                                ===========   ===========

        See notes to consolidated condensed financial statements.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 1998
                             (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collec-tively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 66.0% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.


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

Interest and Other Income

     Interest and other income is comprised as follows:


                                      Three Months Ended
                                            March 31,
                                   --------------------------
                                     1998              1997
                                     ----              ----
          Rental income            $ 32,372          $ 25,142
          Interest income            91,893            51,072
          Other income                2,462             3,669
                                   --------          --------
                                   $126,727          $ 79,883
                                   ========          ========

Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued FAS 128, "Earnings Per Share", which was adopted on December 31, 1997 requiring a change in the method previously used for computing earnings per share and restatement of all prior periods. The new requirements for calculating basic earnings per share exclude the dilutive effect
of stock options and warrants.    Earnings per share under the diluted
computation required under FAS 128 includes stock options and warrants using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                               Three Months Ended
                                                    March 31,
                                             ------------------------
                                                1998          1997
                                                ----          ----
     Net (loss) income                       $  (77,160)   $   22,205
                                             ==========    ==========

     Weighted average shares-denominator
       basic computation                      3,651,344     3,588,844
     Effect of dilutive stock options:
     Stock options granted November 1995                      123,222
                                             ----------    ----------
     Weighted average shares, as adjusted-
       denominator diluted computation        3,651,344     3,712,066
                                             ==========    ==========

     (Loss) earnings per share:
     Basic                                      $(.02)         $.01
                                                =====          ====
     Diluted                                    $(.02)         $.01
                                                =====          ====

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           March 31, 1998
                             (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

     No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 1998. Since there was a loss, to include them would be anti-dilutive.

     In addition to the dilutive stock options included in the recon-ciliation above, which have an exercise price of $1.50 per share, there were 10,000 medical director options, 2,300,000 common stock purchase warrants and underwriter options to purchase 100,000 shares of common of common stock and 200,000 common stock purchase warrants which have not been included in the diluted earnings per share compu-tation for the three months ended March 31, 1997 since they were anti-dilutive.

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of comprehensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income (loss) or stockholders' equity. The only component of other comprehensive income in the Company's balance sheet is the unrealized gain on marketable securities, which even prior to adoption of FAS 130 would have been separately reported in stockholders' equity. Below is a detail of comprehensive income
(loss) for the three months ended March 31, 1998 and March 31, 1997:

                                            Three Months Ended
                                                 March 31,
                                          ------------------------
                                             1998            1997
                                             ----            ----
     Net (loss) income                    $(77,160)        $22,205
     Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax               14,636
                                          --------         -------
     Comprehensive (loss) income          $(62,524)        $22,205

Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments rep-resenting components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial statements. Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim information for the initial year of implementation must be presented. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           March 31, 1998
                             (Unaudited)



NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months ended March 31, 1998 and March 31, 1997 are unaudited and include, in the opinion of manage-ment of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunc-tion with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1997.

NOTE 3--LONG TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $184,000 and $192,000 at March 31, 1998 and December 31, 1997, respectively. In December 1988, the Company also obtained a $600,000 fifteen-year mortgage through November 2003 on its building in Easton, Maryland with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $230,000 and $240,000 at March 31, 1998 and December 31, 1997, respectively.

     The Company has an equipment purchase agreement for kidney dialysis machines with interest at rates ranging from 8% to 12% pursuant to various schedules extending through June 2002. Additional financing of $17,000 in January 1998, represents a noncash financing activity which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approxi-mately $283,000 and $285,000 at March 31, 1998 and December 31, 1997,
respectively.

     The prime rate was 8.5 % as of March 31, 1998 and December 31,
1997.

     Interest payments on long-term debt amounted to approximately $17,000 for the three months ended March 31, 1998 and $19,000 for the same period of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The unrealized gain on marketable securities for sale is net of deferred taxes of approximately $9,000.


     Income tax payments amounted to $1,540,000 for the three months ended March 31, 1998 with no such payments for the same period of the preceding year.


NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance the costs of which are allocated on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $60,000 for the three months ended March 31, 1998, and for the same period of the preceding year.

     The Company has an intercompany advance payable to the Parent of approximately $194,000 and $129,000 at March 31, 1998 and December 31, 1997, respectively, which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approxi-mately $2,000 for the three months ended March 31, 1998 and $3,000 for the same period of the preceding year, which is included in the inter-company advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to April 1, 1999; therefore, the advances have been classified as long-term at March 31, 1998.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                          March 31, 1998
                            (Unaudited)


NOTE 6--STOCK OPTIONS

     In November 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the Board of Directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 19,000 options were outstanding at March 31, 1998. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

     In August 1996, the Board of Directors granted 15,000 options to the medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at March 31, 1998. These options are exercisable for a period of three years through August 18, 1999 at $4.75 per share.

NOTE 7--COMMON STOCK

     The Company completed a public offering of common stock and warrants during the second quarter of 1996, providing it with net proceeds, in-cluding the exercise of the underwriters' overallotment option, of approximately $3,445,000.

     Pursuant to the offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters' overallotment option, and there are 2,300,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $4.50 exercisable through April 16, 1999. The underwriters received options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997 the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of March 31, 1998.

NOTE 9--SALE OF SUBSIDIARIES' ASSETS

     On October 31, 1997, the Company concluded a sale ("Sale") of its Florida operations pursuant to an Asset Purchase Agreement. Consider-ation for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser agreed to register within one year. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value of $480,000 and the market value reflected as a receivable from the purchaser. In February 1998, the Company acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold. The purchase price, totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares are carried at their market value of approximately $264,000 at March 31, 1998 with the unrealized gain, net of income tax effect, included in stockholders' equity in accumulated other comprehensive income.

     The pro forma consolidated condensed financial information pre-sented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and its Parent, to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses amounted to approximately $35,000 for the three months ended March 31, 1997.

            DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                          March 31, 1998
                           (Unaudited)


NOTE 9--SALE OF SUBSIDIARIES' ASSETS--(Continued)

     No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

     The summary pro forma information is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997 and may not be indicative of the Company's operating results for any future periods.

                       SUMMARY PRO FORMA INFORMATION

                                   Three Months Ended
                                        March 31,
                               ----------------------------
                                  1998               1997
                                  ----               ----
     Total revenue             $ 888,000          $ 619,000
                               =========          =========

     Net loss                  $(171,000)         $ (90,000)
                               =========          =========

     Loss per share:
     Basic                      $(.05)              $(.03)
                                =====               =====
     Diluted                    $(.05)              $(.03)
                                =====               =====

Item 2. Management's Discussion and Analysis of Financial Condition
        ------------------------------------------------------------
        and Results of Operations
        -------------------------

Forward Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding management's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements also include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward looking statements.

     The dialysis industry is highly competitive and subject to extensive regulation, including the limitation on fees for dialysis treatment and services. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists who normally are the sole source of patient referrals and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining quali-fied nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appro-priate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acqui-sition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company opened a new center in Carlisle, Pennsylvania in July 1997. Its fourth center in Manahawkin, New Jersey is presently under construc-tion and two additional centers, one in Pennsylvania and one in New Jersey are in the planning and architectural stage. Several agreements for acute inpatient services are under review but there is no assurance that such agreements will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and reporting of financial condition, has been assessed by management and is being addressed. The singular area impacting the Company is in its electronic billing. No other significant computer issues, particularly any potential breakdown of the system due to its hardware or software not being year 2000 compliant, are presently known that would affect the Company's ability to provide dialysis services, purchase equipment or conduct general operations. With respect to any financial impact in view of electronic billing and maintenance of receivables, management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider. The software provider is pro-ceeding to deal with modifying the software used by the Company to alleviate any interruptions in electronic billing and to have the new software system available during fiscal 1998. The Company believes the conversion of its internal software program will be completed in a timely manner. While the Company does not have a precise estimate of the cost of the software modifications, it does not anticipate that the costs will be material or that they will have a material adverse effect on its business.


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

Results of Operations

     Medical service revenue decreased approximately $216,000 (21%) for the three months ended March 31, 1998 compared to the same period of the preceding year. This decrease reflected lost revenues of approximately $493,000 resulting from the sale of the Company's Florida dialysis operations on October 31, 1997 which were offset to some degree by revenues of approximately $221,000 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. Although the operations of the new Carlisle center have resulted in additional revenues, it is in the developmental stage and, accordingly, its operating results will adversely affect the Company's results of operations until it achieves a suf-ficient patient count to cover fixed operating costs.

     Interest and other income increased approximately $47,000 for the three months ended March 31, 1998 compared to the same period of the preceding year largely due to interest earned on proceeds invested from the October 1997 sale of the Company's Florida dialysis opera-tions.

     Cost of medical services sales increased to 72% for the three months ended March 31, 1998 compared to 61% for the same period of the preceding year reflecting increases in healthcare salaries and supply costs as a percentage of sales and including the operations of the Company's new Carlisle center which is still in its develop-mental stage.

     Selling, general and administrative expenses increased approxi-mately $13,000 for the three months ended March 31, 1998 compared to the preceding year. This increase reflected the commencement of operations at the new dialysis center in Carlisle, Pennsylvania and the cost of increased support functions offset by cost decreases resulting from the sale of the Florida dialysis operations.

     Interest expense decreased approximately $3,000 for the three months ended March 31, 1998 compared to the same period of the preceding year reflecting reduced average borrowings.

Liquidity and Capital Resources

     Working capital totaled $6,346,000 at March 31, 1998, which reflected a decrease of approximately $716,000 during the three months ended March 31, 1998. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,003,000, which included net cash used in operating activities of $1,510,000 (including a decrease in income taxes payable of $1,579,000 resulting from tax payments on the gain on the sale of the Florida dialysis operations), net cash used in investing activities of $522,000 (including funds used for redemption of minority interest in subsidi-aries of $385,000 and an increase in other assets of $117,000 resulting from development of the Manahawkin, New Jersey center) and net cash used in financing activities of $29,000 (including an increase in the advances from the Parent of $65,000 and debt repayments of $36,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $414,000 and $432,000 at March 31, 1998 and December 31, 1997, respectively.
The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

     The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining balance of $283,000 and $285,000 at March 31, 1998 and December 31, 1997, respectively, which included additional equipment financing of approximately $17,000 in the first quarter of 1998. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

     The Company believes that current levels of working capital, in-cluding the proceeds of its securities offering and the sale of its Florida dialysis operations will enable it to successfully meet its liquidity demands for at least the next twelve months.

     The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisi-tions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering in 1996 and sale of its Florida dialysis operations in 1997. No assurance can be given that the Company will be suc-cessful in implementing its growth strategy or that the funds from its securities offering and Florida dialysis operations sale will be adequate to finance such expansion. See Notes 7 and 9 to "Notes to Consolidated Condensed Financial Statements".

     The Company has entered into agreements with medical directors, and intends to establish two new dialysis centers, one in New Jersey and one in Pennsylvania. It is anticipated that a New Jersey facili-ty, currently under construction, will commence operations in the third quarter of 1998. A lease was recently negotiated for a new center in Pennsylvania and lease negotiations are currently under way for a new facility in New Jersey.

Impact of Inflation


     Inflationary factors have not had a significant effect on the Company's operations. A substantial portion of the Company's revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for infla-tion. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs.

                    PART II  --  OTHER INFORMATION
                    ------------------------------


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Part I Exhibits

                  (27)  Financial Data Schedule (for SEC use only)

              Part II Exhibits

                  (10)  Material Contracts

                        (i) Lease Agreement between Dialysis Services of Pa., Inc. - Chambersburg(1) and BPS Development Group dated April 13, 1998.

                        (ii) Promissory Note to Mercantile-Safe De-posit and Trust Company dated November 30, 1988.(2)

                        (iii) Mortgage and Security Agreement from the Company to Mercantile-Safe Deposit and Trust Company dated November 30, 1988.(2)

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

----------

(1)  Wholly-owned subsidiary.
(2) The Company has two loans with and mortgages and security agreements and promissory notes to Mercantile-Safe Deposit and Trust Company. Each mortgage and security agreement and promissory note conforms to the exhibit filed but for the amount and each document was previously filed as an exhibit, but is now filed electronically in the EDGAR system.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           DIALYSIS CORPORATION OF AMERICA

                               /s/ Daniel R. Ouzts
                           By:-------------------------------
                              DANIEL R. OUZTS, Vice President/Finance
                              Controller and Chief Financial Officer


Dated: May 12, 1998

                              EXHIBIT INDEX

Exhibit
  No.
-------

Part I Exhibits

     (27)  Financial Data Schedule (for SEC use only)

Part II Exhibits

     (10)  Material Contracts

           (i) Lease Agreement between Dialysis Services of Pa., Inc. - Chambersburg(1) and BPS Development Group dated April 13, 1998.

           (ii) Promissory Note to Mercantile-Safe Deposit and Trust Company dated November 30, 1988.(2)

           (iii) Mortgage and Security Agreement from the Company to Mercantile-Safe Deposit and Trust Company dated
                  November 30, 1988.(2)

----------

(1)  Wholly-owned subsidiary.
(2) The Company has two loans with and mortgages and security agreements and promissory notes to Mercantile-Safe Deposit and Trust Company. Each mortgage and security agreement and promissory note conforms to the exhibit filed but for the amount and each document was previously filed as an exhibit, but is now filed electronically in the EDGAR system.