Form 10-Q
period 1998-06-30
DIALYSIS CORP OF AMERICA
filed 1998-08-10
CIK 201653

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-8527
                       ------

                      DIALYSIS CORPORATION OF AMERICA
        --------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Florida                                 59-1757642
---------------------------------------------        -------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                     Identification No.)

27 Miller Avenue, Lemoyne, Pennsylvania                     17043
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

                           (717) 730-6164
          ------------------------------------------------------
           (Registrant's telephone number, including area code)

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,651,344 shares as of July 31, 1998.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
               ------------------------------------------------

                                INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 1998 and June 30, 1997 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1998 and June 30, 1997.

     2) Consolidated Condensed Balance Sheets as of June 30, 1998 and December 31, 1997.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1997.

     4) Notes to Consolidated Condensed Financial Statements as of June
        30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

Item 5. Other Information
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                     PART I  --  FINANCIAL INFORMATION
                     ---------------------------------

Item 1. Financial Statements
------  --------------------

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                        Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                      ----------------------    -----------------------
                                         1998         1997         1998         1997
                                         ----         ----         ----         ----
Revenues:
  Medical service revenue             $  815,503   $1,045,966   $1,633,814   $2,080,454
  Interest and other income              113,588       87,638      240,315      167,521
                                      ----------   ----------   ----------   ----------
                                         929,091    1,133,604    1,874,129    2,247,975

Cost and expenses:
  Cost of medical services               596,101      662,091    1,182,177    1,288,698
  Selling, general and
    administrative expenses              465,622      413,808      921,512      857,192
  Interest expense                        20,295       19,585       39,527       42,079
                                      ----------   ----------   ----------   ----------
                                       1,082,018    1,095,484    2,143,216    2,187,969

(Loss) income before income
  taxes and minority interest           (152,927)      38,120     (269,087)      60,006

Income tax (benefit) provision           (51,000)      14,000      (90,000)      14,000

Loss (income) before minority
  interest                              (101,927)      24,120     (179,087)      46,006

Minority interest in earnings of
  consolidated subsidiaries                             3,940                     3,621
                                      ----------   ----------   ----------   ----------

    Net (loss) income                 $ (101,927)  $   20,180   $ (179,087)  $   42,385
                                      ==========   ==========   ==========   ==========

(Loss) earnings per share:
    Basic                                $(.03)        $.01        $(.05)        $.01
                                         =====         ====        =====         ====
    Diluted                              $(.03)        $.01        $(.05)        $.01
                                         =====         ====        =====         ====


See notes to consolidated condensed financial statements.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 June 30,    December 31,
                                                   1998         1997(A)
                                               -----------   ------------
                                               (Unaudited)

               ASSETS

Current Assets:
  Cash and cash equivalents                    $ 5,986,185   $ 8,102,920
  Marketable securities                            305,644       443,936
  Accounts receivable, less allowance
   of $111,000 at June 30, 1998; $52,000
   at December 31, 1997                            343,007       494,163
  Inventories                                      128,475       113,815
  Prepaid expenses and other current assets         75,503       156,823
                                               -----------   -----------
     Total current assets                        6,838,814     9,311,657

Property and Equipment:
  Land                                             168,358       168,358
  Buildings and improvements                     1,404,573     1,402,319
  Machinery and equipment                        1,249,643       949,749
  Leasehold improvements                           754,423       442,464
                                               -----------   -----------
                                                 3,576,997     2,962,890
  Less accumulated depreciation                    820,185       679,870
                                               -----------   -----------
                                                 2,756,812     2,283,020

Deferred expenses and other assets                  32,090        43,088
                                               -----------   -----------
                                               $ 9,627,716   $11,637,765
                                               ===========   ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                             $   167,583   $    72,531
  Accrued expenses                                 371,400       370,099
  Current portion of long-term debt                160,109       151,844
  Income taxes payable                              25,164     1,655,164
                                               -----------   -----------
     Total current liabilities                     724,256     2,249,638

Long-term debt, less current portion               663,340       564,673
Advances from parent                               294,156       128,727
Minority interest in subsidiaries                                645,809


Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; 3,751,344 shares
   issued, 3,651,344 shares outstanding             37,513        37,513
  Capital in excess of par value                 4,044,154     4,008,720
  Retained earnings                              4,029,848     4,208,935
  Accumulated other comprehensive income
   (loss)-unrealized gain on marketable
   securities for sale                              40,699
  Treasury stock at cost; 100,000 shares          (206,250)     (206,250)
                                               -----------   -----------
     Total stockholders' equity                  7,945,964     8,048,918
                                               -----------   -----------
                                                $9,627,716   $11,637,765
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

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                    Six Months Ended
                                                        June 30,
                                               -------------------------
                                                   1998          1997
                                                   ----          ----
Operating activities:
  Net (loss) income                            $  (179,087)  $    42,385
  Adjustments to reconcile net (loss)
        income to net cash (used in)
        provided by operating activities:
    Depreciation                                   140,314       124,312
    Amortization                                       845         6,359
    Bad debt expense                                56,709        23,854
    Minority interest                                              3,621
    Increase (decrease) relating to
         operating activities from:
      Accounts receivable                           94,447      (115,561)
      Inventories                                  (14,660)       19,955
      Prepaid expenses and other current
           assets                                   20,311        16,281
      Accounts payable                              95,052        57,031
      Accrued expenses                              16,301       (15,064)
      Income tax payable                        (1,630,000)       14,000
                                               -----------   -----------
          Net cash (used in) provided by
            operating activities                (1,399,768)      177,173

Investing activities:
  Redemption of minority interest in
    subsidiaries                                  (385,375)
  Additions to property and equipment, net
    of minor disposals                            (429,606)     (408,279)
  Deferred expenses and other assets                10,153         3,453
                                               -----------   -----------
          Net cash used in investing
            activities                            (804,828)     (404,826)

Financing activities:
  Increase (decrease) in advances from
    parent                                         165,429      (252,237)
  Repurchase of stock                                           (206,250)
  Payments on long-term debt                       (77,568)      (60,968)
  Dividend payments to minority shareholder                       (2,998)
                                               -----------   -----------
          Net cash provided by (used in)
            financing activities                    87,861      (522,453)
                                               -----------   -----------

Decrease in cash and cash equivalents           (2,116,735)     (750,106)

Cash and cash equivalents at beginning
  of period                                      8,102,920     4,717,169
                                               -----------   -----------

Cash and cash equivalents at end of period     $ 5,986,185   $ 3,967,063
                                               ===========   ===========


See notes to consolidated condensed financial statements.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1998
                                (Unaudited)


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

Government Regulation

     Most of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations. The Company believes that it is presently in compliance with all applicable laws and regulations.

Interest and Other Income

     Interest and other income is comprised as follows:

                             Three Months Ended    Six Months Ended
                                   June 30,            June 30,
                            -------------------   -------------------
                              1998       1997       1998       1997
                              ----       ----       ----       ----
     Rental income          $ 34,073   $ 31,725   $ 66,446   $ 56,867
     Interest income          75,138     48,568    167,031     99,640
     Other income              4,377      7,345      6,838     11,014
                            --------   --------   --------   --------
                            $113,588   $ 87,638   $240,315   $167,521
                            ========   ========   ========   ========

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

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                            Three Months Ended         Six Months Ended
                                                  June 30,                 June 30,
                                          ----------------------    ----------------------
                                             1998         1997         1998         1997
                                             ----         ----         ----         ----

Net (loss) income                         $ (101,927)  $   20,180   $ (179,087)  $   42,385
                                          ==========   ==========   ==========   ==========

Weighted average shares-denominator
  basic computation                        3,651,344    3,561,371    3,651,344    3,575,032
Effect of dilutive stock options:
Stock options granted November 1995                        84,318                   103,769
                                          ----------   ----------   ----------   ----------
Weighted average shares, as
  adjusted-denominator
  diluted computation                      3,651,344    3,645,689    3,651,344    3,678,801
                                          ==========   ==========   ==========   ==========
(Loss) earnings per share:
    Basic                                   $(.03)       $.01        $(.05)        $.01
                                            =====        ====        =====         ====
    Diluted                                 $(.03)       $.01        $(.05)        $.01
                                            =====        ====        =====         ====

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               June 30, 1998
                                (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     No potentially dilutive securities were included in the diluted earnings per share computation for the three months and six months ended June 30, 1998. Since there was a loss, to include them would be anti-dilutive.

     In addition to the dilutive stock options included in the reconcilia-tion above, which have an exercise price of $1.50 per share, there were 10,000 medical director options, 2,300,000 common stock purchase warrants and underwriter options to purchase 100,000 shares of common of common stock and 200,000 common stock purchase warrants which have not been included in the diluted earnings per share computation for the three months or six months ended June 30, 1997 since they were anti-dilutive.

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income"
(FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of compre-hensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income (loss) or stockholders' equity. The only component of other comprehensive income in the Company's balance sheet is the unrealized gain on marketable securities, which even prior to adoption of FAS 130 would have been separately reported in stockholders' equity. Below is a detail of comprehensive income (loss) for the three months and six months ended June 30, 1998 and June 30, 1997:

                                               Three Months Ended       Six Months Ended
                                                     June 30,               June 30,
                                              ---------------------   ---------------------
                                                1998        1997        1998        1997
                                                ----        ----        ----        ----
     Net (loss) income                        $(101,927)  $  20,180   $(179,087)  $  42,385
     Other comprehensive income:
     Unrealized gain on marketable
         securities, net of tax                  26,063                  40,699
                                              ---------   ---------   ---------   ---------
     Comprehensive (loss) income              $ (75,864)  $  20,180   $(138,388)  $  42,385
                                              =========   =========   =========   =========

Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing com-ponents of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allocation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial state-ments. Interim information is not required in the first year of imple-mentation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim information for the initial year of implementation must be presented. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                              June 30, 1998
                               (Unaudited)


NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months ended June 30, 1998 and June 30, 1997 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals)
necessary to present fairly the earnings for such periods.   Operating
results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Con-solidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1997.

NOTE 3--LONG TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $176,000 and $192,000 at June 30, 1998 and December 31, 1997, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $220,000 and $240,000 at June 30, 1998 and December 31, 1997, respectively.

     The Company has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 8% to 12% pursuant to various schedules extending through July 2002. Additional financing of $185,000 during the first half of 1998 represents a noncash financing activity which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $427,000 and $285,000 at June 30, 1998 and December 31, 1997, respectively.

     The prime rate was 8.5 % as of June 30, 1998 and December 31, 1997.

     Interest payments on long-term debt amounted to approximately $17,000 and $34,000 for the three months and six months ended June 30, 1998 and $18,000 and $37,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary dif-ferences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The unrealized gain on marketable securities for sale is net of deferred taxes of approximately $9,000.

     Income tax payments amounted to $1,540,000 for the six months ended June 30, 1998 with no such payments for the three months ended June 30, 1998 or during the first half of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance the costs of which are allocated on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $60,000 and $120,000 for the three months and six months ended June 30, 1998, and for the same periods of the preceding year.

     The Company has an intercompany advance payable to the Parent of approximately $294,000 and $129,000 at June 30, 1998 and December 31, 1997, respectively, which bears interest at the short-term Treasury Bill rate. Interest on this intercompany advance amounted to approxi-mately $3,000 and $5,000 for the three months and six months ended June 30, 1998 and $1,000 and $4,000 for the same periods of the pre-ceding year, which is included in the intercompany advance payable. The Parent has agreed not to require repayment of the intercompany advances prior to July 1, 1999; therefore, the advances have been classified as long-term at June 30, 1998.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                              June 30, 1998
                               (Unaudited)


NOTE 6--STOCK OPTIONS

     In November 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the Board of Directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 9,000 options were outstanding at June 30, 1998. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share.

     In August 1996, the Board of Directors granted 15,000 options to the medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at June 30, 1998. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

     On June 10, 1998 the Company's board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exer-cisable at $2.25 per share through June 9, 2003.

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

NOTE 8--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997 the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of June 30, 1998.

NOTE 9--SALE OF SUBSIDIARIES' ASSETS

     On October 31, 1997, the Company concluded a sale ("Sale") of its Florida operations consisting of the assets of two subsidiaries and an inpatient agreement of another subsidiary pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser agreed to register within one year. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value of $480,000 and the market value reflected as a receivable from the purchaser. In February 1998, the Company acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidi-aries whose assets were sold for an aggregate of $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares are carried at their market value of approximately $306,000 at June 30, 1998 with the net unrealized gain of approximately $41,000, which is net of income tax effect of approximately $25,000, included in stockholders' equity in accumulated other comprehensive income.

     The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and its Parent, to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses amounted to approxi-mately $70,000 for the six months ended June 30, 1997.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                              June 30, 1998
                               (Unaudited)


NOTE 9--SALE OF SUBSIDIARIES' ASSETS--Continued

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

                       SUMMARY PRO FORMA INFORMATION

                                        Six Months Ended
                                            June 30,
                                        ----------------
                                              1997
                                              ----
                 Total revenue             $1,253,000
                                           ==========

                 Net loss                  $ (151,000)
                                           ==========

                 Loss per share:

                 Basic                       $(.04)
                                             =====
                 Diluted                     $(.04)
                                             =====

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securi-ties Exchange Act of 1934, including statements regarding management's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements also include the Company's statements regarding liquidity, anticipated cash needs and availability, and antici-pated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including anticipated development and acquisition of dialysis centers, new facility completions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward looking statements.

     Essential to the Company is Medicare reimbursement which is a fixed rate determined by HCFA. The level of the Company's revenues and profit-ability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment reimbursement rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates. The Company bills Medicare, Medicaid and private third-party payors and handles its records of such reim-bursements electronically.

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

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acqui-sition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company opened a new center in Carlisle, Pennsylvania in July 1997 and its fourth center in Manahawkin, New Jersey in July, 1998. Two additional centers, one in Pennsylvania and one in New Jersey, are in the planning and architectural stage. Several agreements for acute inpatient services are under review but there is no assurance that such agree-ments will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and reporting of financial condition, has been assessed by management and is being addressed. The singular area impacting the Company is in its electronic billing. No other significant computer issues, particularly any potential breakdown of the system due to its hardware or software not being year 2000 compliant, are presently known that would affect the Company's ability to provide dialysis services, purchase equipment or conduct general operations. With respect to any financial impact in view of electronic billing and maintenance of receivables, management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider. The software provider is proceeding to deal with modifying the software used by the Company to alleviate any interruptions in electronic billing and anticipates having the new soft-ware system available during fiscal 1998. The Company believes the conversion of its internal software program will be completed in a timely manner. While the Company does not have a precise estimate of the cost of the software modifications, it does not anticipate that the costs will be material or that they will have a material adverse effect on its business.

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

Results of Operations

     Medical service revenue decreased approximately $231,000 (22%) and $447,000 (21%) for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year. This decrease reflected lost revenues of approximately $499,000 and $992,000 for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year resulting from the sale of the Company's Florida dialysis operations on October 31, 1997 which were offset to some degree by increased revenues of the Company's Pennsylvania dialysis centers of approximately $269,000 and $546,000 for the three months and six months ended June 30, 1998 including revenues of approximately $207,000 and $428,000 for the three months and six months ended June 30, 1998 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. Although the operations of the new Carlisle center have resulted in additional revenues, it is in the developmental stage and, accordingly, its operating results will adversely affect the Company's results of operations until it achieves a sufficient patient count to cover fixed operating costs.

     Interest and other income increased approximately $26,000 and $73,000 for the three months and six months ended June 30, 1998 compared to the same periods of the preceding year largely due to interest earned on proceeds invested from the October 1997 sale of the Company's Florida dialysis operations.

     Cost of medical services sales increased to 73% and 72% for the three months and six months ended June 30, 1998 compared to 63% and 62% for the same periods of the preceding year reflecting increases in healthcare salaries and supply costs as a percentage of sales and including the operations of the Company's new Carlisle center which is still in its developmental stage.

     Selling, general and administrative expenses increased approxi-mately $52,000 and $64,000 for the three months and six months ended
June 30, 1998 compared to the same periods of the preceding year. This increase reflected the commencement of operations at the new dialysis center in Carlisle, Pennsylvania, expenses in connection with the startup of a new dialysis center in Manahawkin, New Jersey and two other planned centers, and the cost of increased support functions offset by cost de-creases resulting from the sale of the Florida dialysis operations.

     Interest expense remained relatively stable increasing approxi-mately $1,000 and for the three months ended June 30, 1998 and decreasing approximately $3,000 for the six months ended June 30, 1998 compared to the same periods of the preceding year.

Liquidity and Capital Resources

     Working capital totaled $6,115,000 at June 30, 1998, which reflected a decrease of approximately $947,000 during the six months ended June 30, 1998. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,117,000, which included net cash used in operating activities of $1,400,000 (including a decrease in income taxes payable of $1,630,000 primarily resulting from tax pay-ments on the gain on the sale of the Florida dialysis operations), net cash used in investing activities of $805,000 (including additions to property and equipment of $430,000 primarily related to a new center in Manahawkin, New Jersey and funds used for redemption of minority interest in subsidiaries of $385,000) and net cash provided by financing activities of $88,000 (including an increase in the advances from the Parent of $165,000 and debt repayments of $77,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $396,000 and $432,000 at June 30, 1998 and December 31, 1997, respectively. The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining balance of $427,000 and $285,000 at June 30, 1998 and December 31, 1997, respec-
tively, which included additional equipment financing of approximately $185,000 during the during the first half of 1998. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company believes that current levels of working capital, including the proceeds of its 1996 securities offering and the sale of its Florida dialysis operations will enable it to successfully meet its liquidity demands for at least the next twelve months.

     The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering in 1996 and sale of its Florida dialysis operations in 1997. No assurance can be given that the Company will be successful in imple-menting its growth strategy or that the funds from its securities offering and Florida dialysis operations sale will be adequate to finance such expansion. See Notes 7 and 9 to "Notes to Consolidated Condensed Financial Statements."

     The Company will begin actual patient care at its fourth center in Manahawkin, New Jersey pending regulatory approval and has entered into agreements with medical directors, and intends to establish two new dialysis centers, one in New Jersey and one in Pennsylvania. It is anticipated that the Pennsylvania facility currently under construction will commence operations in the third quarter of 1998. A lease was recently negotiated for the center planned in New Jersey. The pro-fessional corporation providing medical director services to both the Manahawkin, New Jersey center and the other New Jersey center will have a 20% interest in those subsidiaries.

Impact of Inflation

     Inflationary factors have not had a significant effect on the Company's operations. A substantial portion of the Company's revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation.
Any rate adjustments relate to legislation and executive and Con-gressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs.

                     PART II  --  OTHER INFORMATION
                     ------------------------------


Item 4.  Submission of Matter to a Vote of Security Holders
------   --------------------------------------------------

     On June 10, 1998, the annual meeting of shareholders was held to elect four members to the board of directors to serve until the next annual meeting in 1999. Each nominee, Messrs. Thomas K. Langbein, Bart Pelstring, Dr. Herbert I. Soller and Robert Trause, was elected by a vote of 2,576,122 shares for and no votes against. There were no abstentions and no broker non-votes due to no proxy solicitation since the parent, Medicore, Inc., owns approximately 66% of the voting equity of the Company.

Item 5.  Other Information
------   -----------------

     On July 20, 1998, Charles Coe, Vice President of Operations, resigned.

     The Company sold a 20% equity interest in two of its New Jersey subsidiaries, Dialysis Services of NJ, Inc. - Manahawkin ("Manahawkin") and Dialysis Services of NJ, Inc. - Toms River ("Toms River"), to Atlantic Nephrology Group, Inc., a New Jersey professional corporation, which is providing medical director services to those subsidiaries' dialysis facilities. The Company owns the remaining 80% interest of each subsidiary. The Manahawkin dialysis facility is due to begin providing dialysis treatment to patients pending regulatory approval.
The Toms River dialysis facility is in the initial stage of construction.

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27) Financial Data Schedule (for SEC use only)

          Part II Exhibits

               (10) Material Contracts

                    (i) Stock Purchase Agreement between the Company and Atlantic Nephrology Group, Inc. dated April 19, 1998.

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended June 30, 1998.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DIALYSIS CORPORATION OF AMERICA

                                   /s/  DANIEL R. OUZTS
                                By------------------------------
                                   DANIEL R. OUZTS, Vice
                                   President/Finance, Controller
                                   and Chief Financial Officer

Dated: August 10, 1998

                            EXHIBIT INDEX

Exhibit
  No.
-------

Part I Exhibits

     (27) Financial Data Schedule (for SEC use only)

Part II Exhibits

     (10) Material Contracts

          Stock Purchase Agreement between the Company and Atlantic Nephrology Group, Inc. dated April 19, 1998.