Form 10-Q
period 1998-09-30
DIALYSIS CORP OF AMERICA
filed 1998-11-13
CIK 201653

FORM 10--Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value -3,556,344 shares as of October 31,
1998.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                 ------------------------------------------------

                                   INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 1998 and September 30, 1997 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1998 and September 30, 1997.

     2) Consolidated Condensed Balance Sheets as of September 30, 1998 and December 31, 1997.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997.

     4) Notes to Consolidated Condensed Financial Statements as of Sep-tember 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 5.  Other Information
-------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                         PART I  --  FINANCIAL INFORMATION
                         ------      ---------------------

Item 1. Financial Statements
------  --------------------

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                  ----------------------  ----------------------
                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
Revenues:
  Medical service revenue         $  887,516  $1,280,083  $2,521,330  $3,360,537
  Interest and other income          111,275     101,971     351,590     269,492
                                  ----------  ----------  ----------  ----------
                                     998,791   1,382,054   2,872,920   3,630,029

Cost and expenses:
  Cost of medical services           639,615     761,832   1,821,792   2,050,530
  Selling, general and
    administrative expenses          469,430     492,043   1,390,942   1,349,235
  Interest expense                    19,310      22,114      58,837      64,193
                                  ----------  ----------  ----------  ----------
                                   1,128,355   1,275,989   3,271,571   3,463,958
                                  ----------  ----------  ----------  ----------

(Loss) income before income
  taxes and minority interest       (129,564)    106,065    (398,651)    166,071

Income tax (benefit) provision       (97,363)     48,000    (187,363)     62,000
                                  ----------  ----------  ----------  ----------

Loss (income) before minority
  interest                           (32,201)     58,065    (211,288)    104,071

Minority interest in earnings
  of consolidated subsidiaries                     5,646                   9,267
                                  ----------  ----------  ----------  ----------

    Net (loss) income             $  (32,201) $   52,419  $ (211,288) $   94,804
                                  ==========  ==========  ==========  ==========

(Loss) earnings per share:
    Basic                           $(.01)      $.02        $(.06)       $.03
                                    =====       ====        =====        ====
    Diluted                         $(.01)      $.01        $(.06)       $.03
                                    =====       ====        =====        ====

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30, December 31,
                                                           1998         1997(A)
                                                       -----------   -----------
                                                       (Unaudited)

                 ASSETS
Current Assets:
  Cash and cash equivalents                            $ 5,462,270   $ 8,102,920
  Marketable securities                                                  443,936
  Accounts receivable, less allowance
   of $168,000 at September 30, 1998;
   $52,000 at December 31, 1997                            305,566       494,163
  Inventories                                              136,467       113,815
  Prepaid expenses and other current assets                172,843       156,823
                                                       -----------   -----------
     Total current assets                                6,077,146     9,311,657

Property and Equipment:
  Land                                                     168,358       168,358
  Buildings and improvements                             1,404,573     1,402,319
  Machinery and equipment                                1,275,696       949,749
  Leasehold improvements                                   870,207       442,464
                                                       -----------   -----------
                                                         3,718,834     2,962,890
  Less accumulated depreciation                            916,120       679,870
                                                       -----------   -----------
                                                         2,802,714     2,283,020

Deferred expenses and other assets                          48,303        43,088
Advances from parent                                        30,132
                                                       -----------   -----------
                                                       $ 8,958,295   $11,637,765
                                                       ===========   ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $    49,942   $    72,531
  Accrued expenses                                         312,995       370,099
  Current portion of long-term debt                        163,182       151,844
  Income taxes payable                                                 1,655,164
                                                       -----------   -----------
     Total current liabilities                             526,119     2,249,638

Long-term debt, less current portion                       622,717       564,673
Advances from parent                                                     128,727
Minority interest in subsidiaries                                        645,809

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.01 par value, authorized 20,000,000
   shares; 3,751,344 shares issued; shares
   outstanding 3,591,344 at September 30, 1998 and
   3,651,344 shares at December 31, 1997                    37,513        37,513
  Capital in excess of par value                         4,044,154     4,008,720
  Retained earnings                                      3,997,647     4,208,935
  Accumulated other comprehensive income
   (loss)-unrealized gain on marketable securities
   for sale Treasury stock at cost; 160,000 shares        (269,855)     (206,250)
                                                       -----------   -----------
     Total stockholders' equity                          7,809,459     8,048,918
                                                       -----------   -----------
                                                       $ 8,958,295   $11,637,765
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

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                           1998          1997
                                                           ----          ----
Operating activities:
  Net (loss) income                                    $  (211,288)   $   94,804
  Adjustments to reconcile net (loss) income
   to net cash (used in) provided by operating
   activities:
    Depreciation                                           236,252       204,244
    Amortization                                             1,267         9,715
    Bad debt expense                                       104,754        31,210
    Gain on sale of securities                             (12,780)
    Minority interest                                                      9,267
    Increase (decrease) relating to operating
     activities from:
      Accounts receivable                                   83,843      (396,121)
      Inventories                                          (22,652)        9,375
      Prepaid expenses and other current assets            (52,084)       35,106
      Accounts payable                                     (22,589)        4,959
      Accrued expenses                                     (42,104)       92,137
      Income tax payable                                (1,655,164)       51,664
                                                       -----------   -----------
        Net cash (used in) provided by
         operating activities                           (1,592,545)      146,360

Investing activities:
  Redemption of minority interest in subsidiaries         (385,375)
  Additions to property and equipment, net of
   minor disposals                                        (571,446)     (610,005)
  Proceeds from sale of securities                         252,780
  Deferred expenses and other assets                        (6,482)      (11,402)
                                                       -----------   -----------
        Net cash used in investing activities             (710,523)     (621,407)
                                                       -----------   -----------

Financing activities:
  Increase (decrease) in advances from parent             (158,859)     (242,634)
  Repurchase of stock                                      (63,605)     (206,250)
  Payments on long-term debt                              (115,118)     (100,141)
  Dividend payments to minority shareholder                               (3,966)
                                                       -----------   -----------
        Net cash used in financing activities             (337,582)     (552,991)
                                                       -----------   -----------

Decrease in cash and cash equivalents                   (2,640,650)   (1,028,038)

Cash and cash equivalents at beginning of period         8,102,920     4,717,169
                                                       -----------   -----------

Cash and cash equivalents at end of period             $ 5,462,270   $ 3,689,131
                                                       ===========   ===========

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1998
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collec-tively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 67.1% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

Government Regulation

     Most of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restric-tions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations. The Company believes that it is presently in compliance with all applicable laws and regulations.

Interest and Other Income

     Interest and other income is comprised as follows:

                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                           ----------------------    ----------------------
                             1998         1997         1998         1997
                             ----         ----         ----         ----
     Rental income         $  25,569    $  31,925    $  92,015    $  88,792
     Interest income          68,268       45,822      235,299      145,462
     Other income             17,438       24,224       24,276       35,238
                           ---------    ---------    ---------    ---------
                           $ 111,275    $ 101,971    $ 351,590    $ 269,492
                           =========    =========    =========    =========

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

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
Net (loss) income                 $ (32,201)  $  52,419   $(211,288)  $  94,804
Weighted average shares-
  denominator basic computation   3,648,083   3,488,844   3,650,245   3,545,987
Effect of dilutive stock
  options:
Stock options granted November
  1995                                           43,888                  83,809
                                  ---------   ---------   ---------   ---------
Weighted average shares, as
  adjusted-denominator diluted
  computation                     3,648,083   3,532,732   3,650,245   3,629,796
                                  =========   =========   =========   =========
(Loss) earnings per share:
    Basic                          $(.01)       $.02       $(.06)       $.03
                                   =====        ====       =====        ====
    Diluted                        $(.01)       $.01       $(.06)       $.03
                                   =====        ====       =====        ====

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES


               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1998
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     No potentially dilutive securities were included in the diluted earnings per share computation for the three months and nine months ended September 30, 1998. Since there was a loss, to include them would be anti-dilutive.

     In addition to the dilutive stock options included in the reconcil-iation above, which have an exercise price of $1.50 per share, there were 10,000 medical director options, 2,300,000 common stock purchase warrants and underwriter options to purchase 100,000 shares of common of common stock and 200,000 common stock purchase warrants which have not been included in the diluted earnings per share computation for the three months or nine months ended September 30, 1997 since they were anti-dilutive.

Comprehensive Income

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income"
(FAS 130) in 1998 which is required by FAS 130 for fiscal years beginning after December 15, 1997. FAS 130 requires the presentation of compre-hensive income and its components in the financial statements and the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The adoption of FAS 130 has no impact on the Company's net income (loss) or stockholders' equity. The only component of other comprehensive income in the Company's balance sheet is the unrealized gain on marketable securities, which even prior to adoption of FAS 130 would have been separately reported in stockholders' equity. Below is a detail of comprehensive income (loss) for the three months and nine months ended September 30, 1998 and September 30, 1997:

                                   Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
Net (loss) income                 $ (32,201)  $  52,419   $(211,288)  $  94,804
Other comprehensive income
  (loss), net of tax:
Unrealized holding gain (loss)
  arising during period, net
  of tax                                 --          --      40,699          --
Less: reclassification adjustment,
  net of tax, for gain included
  in net income                     (40,699)         --     (40,699)         --
                                  ---------   ---------   ---------   ---------
Total other comprehensive
  income (loss)                     (40,699)         --          --          --
                                  ---------   ---------   ---------   ---------
Comprehensive (loss) income       $ (72,900)  $  52,419   $(211,288)  $  94,804
                                  =========   =========   =========   =========

Segment Reporting

     The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131) in 1998 which is required by FAS 131 for fiscal years beginning after December 15, 1997. FAS 131 establishes standards for reporting information about operating segments in annual financial statements with operating segments representing components of an enterprise evaluated by the enterprise's chief operating decision maker for purposes of making decisions regarding resource allo-cation and performance evaluation. FAS 131 also requires that certain segment information be presented in interim financial statements.
Interim information is not required in the first year of implementation; however, in subsequent years in which the first year of implementation is a comparative year, any required interim information for the initial year of implementation must be presented. The Company does not believe that adoption of FAS 131 will significantly change its segment reporting disclosures.

Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                             September 30, 1998
                                (Unaudited)

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and nine months ended September 30, 1998 and September 30, 1997 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for
such periods.   Operating results for the three months and nine months
ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

     While the Company believes that the disclosures presented are ade-quate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1997.

NOTE 3--LONG TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $168,000 and $192,000 at September 30, 1998 and December 31, 1997, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $210,000 and $240,000 at September 30, 1998 and December 31, 1997, respectively.

     The Company has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 5.4% to 11.8% pursuant to various schedules extending through June 2002. Additional financing of $185,000 during 1998 represents a noncash financing activity which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approxi-mately $408,000 and $285,000 at September 30, 1998 and December 31, 1997, respectively.

     The prime rate was 8.5 % as of September 30, 1998 and December 31,
1997.

     Interest payments on long-term debt amounted to approximately $15,000 and $49,000 for the three months and nine months ended September 30, 1998 and $21,000 and $58,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Income tax payments amounted to $21,000 and $1,561,000 for the three months and nine months ended September 30, 1998 and $12,000 for the three months and nine months ended September 30, 1997.

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance the costs of which are allocated on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $60,000 and $180,000 for the three months and nine months ended September 30, 1998, and for the same periods of the preceding year.

     The Company has an intercompany advance receivable from the Parent of approximately $30,000 at September 30, 1998 and an intercompany advance payable to the Parent of approximately $129,000 at December 31, 1997, respectively, which bears interest at the short-term Treasury Bill rate. Interest expense on the net intercompany advance amounted to approximately $1,000 and $6,000 for the three months and nine months ended September 30, 1998 and $2,000 and $6,000 for the same periods of the preceding year, which is included in the intercompany advance payable. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to October 1, 1999; therefore, the ad-vances have been classified as long-term at September 30, 1998.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                             September 30, 1998
                                (Unaudited)

NOTE 6--STOCK OPTIONS

     In November 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, direc-tors, employees and consultants of which 8,000 options are currently outstanding and exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998 the board of directors granted an option under the 1995 Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

     In August 1996, the Board of Directors granted 15,000 options to the medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at September 30, 1998. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

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

NOTE 8--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997 the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of September 30, 1998.

NOTE 9--SALE OF SUBSIDIARIES' ASSETS

     On October 31, 1997, the Company concluded a sale ("Sale") of its Florida operations consisting of the assets of two subsidiaries and an inpatient agreement of another subsidiary pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser agreed to register within one year. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value of $480,000 and the market value reflected as a receivable from the purchaser. In February 1998, the Company acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidi-aries whose assets were sold for an aggregate of $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.

     The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and its Parent, to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses amounted to approxi-mately $105,000 for the nine months ended

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                             September 30, 1998
                                (Unaudited)

NOTE 9--SALE OF SUBSIDIARIES' ASSETS--Continued

September 30, 1997. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

     The summary pro forma information is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997 and may not be indicative of the Company's operating results for any future periods.

                      SUMMARY PRO FORMA INFORMATION

                                        Nine Months Ended
                                        September 30, 1997
                                        ------------------
                    Total revenue          $2,114,000
                                           ==========

                    Net loss               $ (148,000)
                                           ==========

                    Loss per share:

                      Basic                  $(.04)
                                             =====
                      Diluted                $(.04)
                                             =====

NOTE 10--REPURCHASE OF COMMON STOCK

     In September 1998, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices after having acquired 100,000 shares in June 1997 for $206,250. In September 1998, the Company repurchased 60,000 shares for approxi-mately $64,000.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securi-ties Exchange Act of 1934, including statements regarding management's expectations, intentions, beliefs, or strategies regarding the future. Forward looking statements also include the Company's statements regarding liquidity, anticipated cash needs and availability, and anti-cipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including anticipated development and acquisition of dialysis centers, new facility comple-tions and related anticipated costs. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the factors detailed in the risks dis-cussed in the "Risk Factors" section included in the Company's Registra-tion Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on April 17, 1996) and as may be amended and supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward looking statements.


     Essential to the Company is Medicare reimbursement which is a fixed rate determined by HCFA. The level of the Company's revenues and profita-bility may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment reimbursement rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates. The Company bills Medicare, Medicaid and private third-party payors and handles its records of such reimbursements electronically.

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

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company opened a new center in Carlisle, Pennsylvania in July 1997 and its fourth center in Manahawkin, New Jersey in July, 1998. Two additional centers, one in Pennsylvania and one in New Jersey, are under construction. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ulti-mately be profitable. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

     The year 2000 computer information processing challenge associated with the upcoming millennium change, with which all companies, public and private, are faced to ensure continued proper operations and reporting of financial condition, has been assessed by management and is being addressed. The singular area impacting the Company is in its electronic billing. With respect to any financial impact in view of electronic billing and maintenance of receivables, management has evaluated its computer systems and discussed the year 2000 issue with its computer software provider, which has modified the software to alleviate any interruptions in electronic billing and is currently being tested. The cost of the software modifications to date have been minimal and the Company does not anticipate that there will be any additional material costs involved.

     The Company has communicated with its suppliers and other key third parties with whom it deals to determine the extent of their year 2000 problem and what actions they are taking to assess and address that issue. Substantial revenues are derived from Medicare reimbursement and the Company has recently been advised by the Health Care Financing Administration that it is working diligently to insure Medicare's computer systems and networks are year

2000 compliant and that billing systems interface and work properly with no interruptions in claims and payment processing. The Company's equipment suppliers have also indicated the year 2000 issue will not affect performance so that the Company may continue to provide proper patient care. To the extent other third parties are materially adversely affected by the year 2000 issue which is not timely corrected, that could disrupt the Company's relationship with such parties and its operations. No assurance can be given that the modifications of the Company's software system or those of its key suppliers and payors will be successful and that any such year 2000 compliance failures will not have a material adverse effect on the Company's business or results of operations.

Results of Operations

     Medical service revenue decreased approximately $392,000 (31%) and $839,000 (25%) for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year. This decrease reflected lost revenues of approximately $515,000 and $1,507,000 for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year resulting from the sale of the Company's Florida dialysis operations on October 31, 1997 which were offset to some degree by increased revenues of the Company's Pennsyl-vania dialysis centers of approximately $103,000 and $648,000 for the three months and nine months ended September 30, 1998 including revenues of approximately $107,000 and $535,000 for the three months and nine months ended September 30, 1998 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. Although the operations of the new Carlisle center have resulted in additional revenues, it is in the developmental stage and, accordingly, its operating results will adversely affect the Company's results of operations until it achieves a sufficient patient count to cover fixed operating costs.

     Interest and other income increased approximately $9,000 and $82,000 for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year largely due to interest earned on proceeds invested from the October 1997 sale of the Company's Florida dialysis operations.

     Cost of medical services sales increased to 72% for the three months and nine months ended September 30, 1998 compared to 60% and 61% for the same periods of the preceding year reflecting increases in healthcare salaries and supply costs as a percentage of sales, including the operations of the Company's new Carlisle center which is still in its developmental stage. The preceding year included higher hospital treatment revenues, which have a substantially lower cost of sales, with the Company's Florida hospital operations having been sold on October 31, 1997.

     Selling, general and administrative expenses decreased approxi-mately $23,000 for the three months ended September 30, 1998 and increased approximately $42,000 for the nine months ended September
30, 1998 compared to the same periods of the preceding year. The increase for the nine months ended September 30, 1998 reflected the commencement of operations at the new dialysis center in Carlisle, Pennsylvania, expenses in connection with the startup of a new dialysis center in Manahawkin, New Jersey and two other centers presently under construction, and the cost of increased support functions offset by cost decreases resulting from the sale of the Florida dialysis opera-tions.

     Interest expense decreased approximately $3,000 and $5,000 for the three months and nine months ended September 30, 1998 compared to the same periods of the preceding year largely as a result of reduced average outstanding borrowings.

Liquidity and Capital Resources

     Working capital totaled $5,551,000 at September 30, 1998, which reflected a decrease of approximately $1,511,000 during the nine months ended September 30, 1998. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,641,000, which included net cash used in operating activities of $1,593,000 (including a decrease in income taxes payable of $1,655,000 primarily resulting from tax payments on the gain on the sale of the Florida dialysis operations), net cash used in investing activities of $711,000 (including additions to property and equipment of $571,000 primarily related to new centers, funds used for redemption of minority interest in subsidiaries of $385,000 and proceeds from a sale of securities of $253,000) and net cash used in financing activities of $338,000
(including a decrease in the advances from the Parent of $159,000, repurchase of stock of $64,000 and debt repayments of $115,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $378,000 and $432,000 at September 30, 1998 and December 31, 1997, respectively. The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

     The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining balance of $408,000 and $285,000 at September 30, 1998 and December 31, 1997,
respectively, which includes additional equipment financing of approxi-mately $185,000 during the nine months ended September 30, 1998. See
Note 3 to "Notes to Consolidated Condensed Financial Statements".

     In September 1998, the Company repurchased 60,000 shares of its outstanding common stock for approximately $64,000. See Note 10 to "Notes to Consolidated condensed Financial Statements".

     The Company believes that current levels of working capital, including the proceeds of its 1996 securities offering and the sale of its Florida dialysis operations in October, 1997 will enable it to successfully meet its liquidity demands for at least the next twelve months.

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

     The Company's fourth center in Manahawkin, New Jersey has initiated patient treatment and is awaiting final regulatory approval as a Medicare provider. The Company is constructing two new dialysis centers, one in New Jersey and one in Pennsylvania. The professional corporation providing medical director services to both the Manahawkin, New Jersey center and the other New Jersey center presently under construction has a 20% interest in those subsidi-aries.

Impact of Inflation

     Inflationary factors have not had a significant effect on the Company's operations, although the Company has experienced increased costs of healthcare salaries and supply costs.

     A substantial portion of the Company's revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjust-ments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in supply costs or nursing and other patient care costs.

                       PART II  --  OTHER INFORMATION
                       -------      -----------------

Item 5.  Other Information
------   -----------------

     A new Vice President of the Company has been retained to supervise and assist in operations management, undertake responsibilities for new business planning and development and assume overall strategic respon-sibilities. The new Vice President has 18 years experience in the healthcare industry.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

               None


     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended September 30, 1998.



                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DIALYSIS CORPORATION OF AMERICA

                                           /s/ DANIEL R. OUZTS

                                       By:-------------------------------
                                          DANIEL R. OUZTS, Vice
                                          President/Finance, Controller
                                          and Chief Financial Officer


Dated: November 13, 1998

                              EXHIBIT INDEX


Exhibit
   No.
-------

Part I Exhibits

     (27)  Financial Data Schedule (for SEC use only)