Form 10-K
period 1998-12-31
DIALYSIS CORP OF AMERICA
filed 1999-03-30
CIK 201653

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934 [FEE REQUIRED]

For the fiscal year ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

For the transition period from             to
                              ------------    ----------

Commission file number 0-8527
                       ------

                         DIALYSIS CORPORATION OF AMERICA
                  ---------------------------------------------
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

                    Issuer's telephone number (717) 730-6164
                                              --------------

              Securities registered under Section 12(b) of the Act:
                                      None

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                               TITLE OF EACH CLASS
                         -------------------------------
                          Common Stock, $.01 par value
                         Common Stock Purchase Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 11, 1999 was approximately $1,542,333.

         As of March 11, 1999, the Company had 3,546,344 outstanding shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits.

         Registrant's Annual Report, Form 10-K for the years ended December 31, 1996 and 1997.

         Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits.
================================================================================

                                 DIALYSIS CORPORATION OF AMERICA

                               Index to Annual Report on Form 10-K
                                  Year Ended December 31, 1998

                                                                                             Page
                                                                                             ----

                                             PART I
Item 1.    Business..........................................................................  1

Item 2.    Properties........................................................................ 17

Item 3.    Legal Proceedings................................................................. 19

Item 4.    Submission of Matters to a Vote of Security Holders............................... 19

                                             PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......... 19

Item 6.    Selected Financial Data........................................................... 20

Item 7.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations................................................................... 21

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk......................... 26

Item 8.    Financial Statements and Supplementary Data....................................... 27

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...................................................................... 27

                                            PART III

Item 10.   Directors and Executive Officers of the Registrant................................ 28

Item 11.   Executive Compensation............................................................ 28

Item 12.   Security Ownership of Certain Beneficial Owners and Management.................... 28

Item 13.   Certain Relationships and Related Transactions.................................... 28

                                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................... 29

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the future of the Company's growth and operations, the character and development of the dialysis industry, anticipated revenues, the Company's needs for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission ("Commission") (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.


ITEM 1.  BUSINESS

HISTORICAL

         Dialysis Corporation of America ("DCA" or the "Company"), a Florida corporation organized in 1976, develops and operates outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease ("ESRD"). The Company became a public company in 1977, went private in 1979, selling all but one of its centers through 1989. The Company began construction of new centers in 1995, and in 1996 once again became a public company. In 1997, the Company sold its Florida dialysis operations, which included an acute care inpatient dialysis services agreement with a Florida hospital. DCA currently operates five outpatient dialysis facilities in Lemoyne, Wellsboro, Carlisle and Chambersburg, Pennsylvania, through its wholly owned subsidiaries, Dialysis Services of Pa., Inc. - Lemoyne ("DSPL"), Dialysis Services of Pa., Inc. - Wellsboro ("DSPW"), Dialysis Services of Pa., Inc. - Carlisle ("DSPC"), and Dialysis Services of Pa., Inc. - Chambersburg ("DSPCh"), respectively, and operates a dialysis facility in New Jersey through its 80% owned Dialysis Services of NJ., Inc. - Manahawkin ("DSNJ-M"). The Company treats Method II homecare patients in Pennsylvania through its subsidiary, DCA Medical Services, Inc. ("DCAMS"). Additional new facilities are anticipated, currently through construction and development of new dialysis centers as opposed to acquisition.

GENERAL

         Management believes the Company distinguishes itself on the basis of quality patient care. The Company currently provides outpatient dialysis services through its five modern outpatient facilities to approximately 112 patients in Pennsylvania and New Jersey. For the year ended December 31, 1998, the Company performed approximately 16,750 dialysis treatments, of which approximately 13,160 were outpatient treatments, approximately 2,190 were homecare patients, and approximately 1,400 represented inpatient dialysis treatments. The Company's facilities are designed for a maximum of 71 stations to render outpatient dialysis treatment and training of home dialysis patients.

         DCA's inpatient dialysis treatments are conducted under contractual relationships currently with three hospitals located in areas serviced by three of the Company's outpatient dialysis subsidiaries. Homecare, sometimes referred to as Method II home patient treatment, requires the Company to provide equipment and supplies, training, patient monitoring and follow-up assistance to patients who are able to perform their treatments at home.

         DCA's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and its ability to develop these new potential dialysis centers at costs within the budget of the Company while competing with larger companies, some of which are public companies or divisions of public companies with much greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by the Company. DCA opened its center in Carlisle, Pennsylvania in 1997, its fourth center in Manahawkin, New Jersey in 1998, its fifth center in Chambersburg, Pennsylvania the January, 1999 and is in the planning stage of development of its sixth center in Toms River, New Jersey. However, there is no assurance that the Toms River facility will be completed. Additionally, there is intense competition for retaining qualified nephrologists, who normally are a substantial if not the sole source of patient referrals and are responsible for the supervision of the dialysis centers, and assist in finding nursing and technical staff at reasonable rates.

         The Company's net revenues are derived primarily from four sources: (i) outpatient hemodialysis services; (ii) home dialysis services, including Method II services; (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and other healthcare entities; and
(iv) ancillary services associated with dialysis treatments, primarily certain tests and the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells, since a deteriorating kidney looses its ability to regulate red blood cell count, resulting in anemia. Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients and utilization of the Company's services is substantially predictable. ESRD patients normally receive 156 dialysis treatments each year. For each of the two years ended December 31, 1997 and 1998, approximately 74% of the Company's revenues were derived from Medicare reimbursement. Average net revenue per treatment, which includes all sources of payments, governmental or private, for the Company's in-center and home patients, including ancillary services, was approximately $205 for the year ended December 31, 1998, as compared to $206 for the year ended December 31, 1997.

         Essential to the operations and income of the Company is Medicare reimbursement which is a fixed rate determined by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"). The level of DCA's revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Additionally, the Company's operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates. See "Operations - Medicare Reimbursement." The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with the hospitals, and typically the rates are higher on a per treatment basis. The Company's inpatient treatments have accounted for approximately 16% and 11% of the Company's revenues for the years ended December 31, 1997 and 1998, respectively.

DIALYSIS INDUSTRY

         Kidneys generally act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, or End Stage Renal Disease ("ESRD") which results from chemical imbalance and buildup of toxic chemicals, is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and ESRD patients and the incidence of rejection of transplanted organs, or obtain regular dialysis treatment for the rest of their lives.

         Based upon information published by HCFA, the approximate number of ESRD patients requiring dialysis treatments in the United States grew 9% to approximately 284,000 at the end of 1996, the latest year in which there is complete and compiled information by HCFA, due to the fact that HCFA statistics are gathered from Medicare billing records, which take approximately two years to be compiled. The growth in the number of ESRD patients is attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. HCFA reported in the 1998 United States Renal Data System ("USRDS") Annual Report that total direct public and private medical payments for ESRD patients were approximately $14.55 billion in 1996, of which approximately $9.6 billion was paid by the federal government through the Medicare program. The overall ESRD program costs increased 11.4% from 1995 to 1996.

         According to estimated statistics of HCFA, at June, 1998, there were approximately 3,470 Medicare-certified facilities, which number includes all freestanding and hospital based centers and transplant centers. Of those, approximately 70% are freestanding facilities and approximately 65% of the independent dialysis facilities are non-hospital for-profit facilities.

         ESRD TREATMENT OPTIONS

         Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis ("CAPD") or continuous cycling peritoneal dialysis ("CCPD"), usually performed at the patient's home; and/or (3) kidney transplant. The significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (approximately 83%) with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and which machine also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and at the same time the blood circulates through one chamber, a dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

         Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the assistant, which usually takes four to eight weeks. Such training is provided by each of the Company's facilities. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a partner and a dialysis machine at home, and the higher expense involved over CAPD.

         A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being CAPD and CCPD. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes dialysis solution installed manually into the patient's peritoneal cavity, which does not require the use of a mechanical device or an assistant. The patient uses a sterile dialysis solution which is fed into the cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping.
Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

         The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.

BUSINESS STRATEGY

         DCA,  having  22  years  experience  in  successfully   developing  and
operating dialysis treatment facilities, plans to use such experience and expertise to expand its dialysis operations, including provision of ancillary services to patients. The first priority is top quality patient care. In June, 1998, there were approximately 3,470 Medicare approved ESRD facilities of which approximately 65% were independent for-profit dialysis centers (non-hospital centers). A substantial number of these freestanding centers are owned by physicians or major corporations, certain of which are public companies.
Management intends to continue to establish alliances with physicians and hospitals and to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize its high quality patient care, its smaller size which allows it to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

         A new Vice President was added to the Company's management in 1998 to direct and supervise the development and acquisition of new dialysis facilities. Under his direction, the Company is actively seeking and negotiating with several physicians to establish new outpatient dialysis facilities at several locations. While the Company is continually pursuing new opportunities, there are no firm agreements to acquire or develop any additional facilities or to provide inpatient dialysis treatment, and no assurance can be given that any such agreements will be made.

         SAME CENTER GROWTH

         The Company endeavors to increase same center growth by adding quality staff and management and attracting new patients to its existing facilities. DCA seeks to accomplish this objective by rendering high caliber patient care in convenient, safe and serene conditions for everyone involved. The Company believes that it has existing adequate space and stations within its facilities to accommodate greater patient volume and maximize its treatment potential and is working to achieve such increase, to lower its fixed costs, and operate at a greater efficiency level.

         ACQUISITION AND DEVELOPMENT OF FACILITIES

         One of the primary elements in acquiring or developing facilities is locating an area with an existing patient base under the current treatment of a local nephrologist, since the facility is primarily going to serve such patients. Other considerations in evaluating a proposed acquisition or development of a dialysis facility are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity to the proposed center.

         Expansion of the Company's operations is being approached presently through the development of its own dialysis facilities. Acquisition of existing outpatient dialysis centers, which the Company has not done in the past, is a faster but much more costly means of growth. The primary reason for the sale of independently owned centers by physicians is typically the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice. Other motivating forces are the physician-owner's desire to be part of a larger public organization allowing for economies of scale and the ability to realize a return on their investment.

         To construct and develop a new facility ready for operations may take an average of four to six months, and approximately 12 months or longer to generate income, all of which are subject to location, size and competitive elements. Construction of a 12 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities may range from $40,000 to $70,000 per patient. Therefore, a facility with 30 patients could cost from $1,200,000 to $2,100,000 subject to location, competition, nature of facility and negotiation. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources. To date, no acquisitions have been made and should such acquisition opportunities arise, there is no assurance that the Company would have available or be able to raise the necessary financing to pursue or complete such an acquisition.

         INPATIENT SERVICES

         Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by its facilities. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. It is simpler for the hospital to engage an independent party with the expertise and the knowledge, such as DCA, to provide the inpatient dialysis treatments. DCA believes that these arrangements are beneficial to the Company's operations, since the contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

         Management continues to consult and negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other healthcare maintenance entities for inpatient agreements. Several agreements for acute inpatient services with several hospitals, nursing homes and managed care facilities in the areas surrounding present and future facilities are under negotiation but there is no assurance that such negotiations will result in an agreement or that any agreement will be completed. There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. There is no assurance that the Company will be able to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that the Company will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base. See "Business Strategy", "Operations" and "Competition" of Item 1, "Business", and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATIONS

         LOCATION, CAPACITY AND USE OF FACILITIES

         The Company currently operates five outpatient dialysis facilities in Pennsylvania and New Jersey with a total designed capacity of 71 licensed stations. The Company owns and operates those centers through its subsidiaries, DSPL, DSPW, DSPC, DSPCh and DSNJ-M. The Lemoyne, Pennsylvania dialysis facility is located on property owned by the Company and leased to DSPL. See Item 2, "Properties."

         The Company also provides acute care inpatient dialysis services to three hospitals in areas serviced by three of the Company's five dialysis facilities and is in the process of negotiating additional contracts in the areas surrounding its other facilities and in tandem with development of future proposed sites. Each of its dialysis facilities provides training, supplies and on-call support services for home peritoneal patients. See "Dialysis Industry" above. DSPL commenced operations in June, 1995 and for the years ended December 31, 1997 and 1998, provided approximately 7,241 and 7,468 dialysis treatments, respectively. DSPW commenced operations in September, 1995 and for the years ended December 31, 1997 and 1998, provided 2,298 and 3,602 dialysis treatments, respectively. DSPC commenced operations in the third quarter of 1997, providing 1,346 treatments at year end and for the year ended December 31, 1998, provided 3,483 treatments. From July, 1998 to December 31, 1998, DSNJ-M provided 247 treatments. DSPCh just commenced operations in January, 1999.

         The Company estimates that on average its centers were operating at approximately 56% of capacity as of December 31, 1998, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. The Company believes it may increase the number of dialysis treatments at its centers without making additional capital expenditures.

         OPERATIONS OF DIALYSIS FACILITIES

         DCA's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. The Company's facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

         The Company maintains a team of expert dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a part-time registered dietitian. These individuals supervise the patient's needs and treatments. See "Employees" below. The Company must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

         The Company's facilities offer high-efficiency and conventional hemodialysis, which, in the Company's experience, provides the most viable treatment for most patients. The Company considers its dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment. In 1998, the Company leased an additional 17 machines which are more advanced and include better safety features and updated technology. The addition of the improved equipment enhances the Company's ability to provide more efficient treatment in the opinion of management.

         The Company's facilities also offer home dialysis, primarily CAPD and CCPD. Training programs for CAPD or CCPD generally encompass two to three weeks at each facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by the Company.

         INPATIENT DIALYSIS SERVICES

         The Company presently provides inpatient dialysis services to three hospitals in Pennsylvania under agreements with the Company's local subsidiary. Each agreement is for a one-year term with automatic one-year renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

         ANCILLARY SERVICES

         The Company's dialysis facilities provide certain ancillary services to ESRD patients, including the administration of EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. Other ancillary services that the Company provides to its patients include electrocardiograms and blood transfusions, all of which are separately reimbursed by Medicare. See "Medicare Reimbursement" below.

         PHYSICIAN RELATIONSHIPS

         An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home and where such patient's nephrologist has established its practice. Consequently, the Company relies on its ability to attract and satisfy the needs of referring nephrologists to gain new patients and to provide quality dialysis care through these physicians.

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

         Agreements with medical directors are usually for a term of five years or more with renewal provisions. Each agreement specifies the duties, responsibilities and compensation of the medical director. Usually, physician's fees for services are billed to the government payment authority on a direct basis and paid directly to the physician or the professional corporation which acts as the medical director for the facility. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at the Company's facility from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to the Company's dialysis center.

         The Company's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist with an existing patient base to serve as the Company's medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility and the Company. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

         QUALITY ASSURANCE

         The Company implements a quality assurance program to maintain and improve the quality of dialysis treatment and care it provides to its patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements of the quality of care. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data, whether related to dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with HCFA and the Occupational Safety and Health Administration ("OSHA"). The Company's manager of compliance, who is a registered nurse, oversees this program in addition to ensuring that the Company meets federal and state compliance requirements for dialysis centers. See "Government Regulation" below.

         PATIENT REVENUES

         A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by HCFA. It has been reported by HCFA that 92% of all dialysis patients were covered by Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania and New Jersey, presently the states in which the Company operates, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

         Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect the Company's revenues and dialysis services payments. See "Medicare Reimbursement" below.

         The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees for the different dialysis treatments. Inpatient treatments accounted for approximately 16% and 11% of the Company's revenues for the years ended December 31, 1997 and 1998, respectively.

         MEDICARE REIMBURSEMENT

         The Company is reimbursed primarily from third party payors including Medicaid, commercial insurance companies, but substantially by Medicare under a prospective reimbursement system for chronic dialysis services. Each of the Company's dialysis facilities is certified to participate in the Medicare program. Under that Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provides the Company with predictable and recurring per treatment revenues and allows the Company to retain any profit earned. An established composite rate set by HCFA governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. HCFA eliminated routine Medicare coverage for such tests as nerve conduction studies, electrocardiograms, chest x-rays and bone density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences in wage earnings.

         The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $122 and $124 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medicare Payment Advisory Commission ("MedPAC"), a new commission mandated by the Balanced Budget Act of 1997 and continuing the work of the Prospective Payment Assessment Commission ("PROPAC"). Congress increased the ESRD reimbursement rate, effective January 1, 1991, resulting in an average ESRD reimbursement rate of $126 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $134 per treatment. In 1990, Congress required that HHS and PROPAC study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. Any rate increase by Congress must be considered in the context of Medicare budgetary concerns. In 1998, MedPAC recommended a 2.7% increase in the amount paid to dialysis facilities for performance of services, which if passed by Congress, would constitute the second increase that has been approved for the ESRD program since its inception.

Congress is not required to implement such recommendation and could otherwise increase or decrease the Medicare reimbursement rate.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units (proposed to be reduced to $9 per 1000 units), blood for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. These ancillary services are not significant sources of income to the Company compared to reimbursement for actual treatment. However, the proposal to reduce the reimbursement rate of EPO could adversely impact the Company's income from EPO if the proposal is enacted by Congress. The Company routinely submits claims monthly and is usually paid by Medicare within 30 days of the submission.

         The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on the Company's business, revenues and net earnings.

         MEDICAID REIMBURSEMENT

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania has a Medical Assistance Program comparable to Medicaid, as well as New Jersey, with primary and secondary insurance coverage to those who qualify. The Company is a licensed ESRD Medicaid provider in Pennsylvania, and has applied to be an approved Medicaid provider in New Jersey.

POTENTIAL LIABILITY AND INSURANCE

         Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. DCA, although involved in chronic and acute kidney dialysis services for approximately 22 years, has never been subject to any suit relating to its dialysis operations. The Company currently has in force general liability insurance, including professional and products liability, with coverage limits of $1 million per occurrence and $3 million in the aggregate annually. The Company's insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company's business and results of operations. The medical directors supervising the Company's dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.

GOVERNMENT REGULATION

         GENERAL

         Dialysis treatment centers must comply with various state and federal health laws which are generally applicable to healthcare facilities. The dialysis center must meet a variety of governmental standards including but not limited to maintenance of equipment and proper records, personnel and quality assurance programs. Each of the dialysis facilities must be certified by HCFA, and the Company must comply with certain rules and regulations established by HCFA regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. These requirements have been satisfied by each of the Company's dialysis facilities.

         Many states have eliminated the requirement for dialysis centers to obtain a certificate of need, a condition for regulating the establishment and expansion of dialysis centers. There are no certificate of need requirements in Pennsylvania or New Jersey where the Company is operating. In past years, the Company has always been able to comply with applicable certificate of need laws.

         DCA's record of compliance with federal, state and local governmental laws and regulations remains excellent. Regulation of healthcare facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. The Company is unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from HCFA. Enforcement may also become more stringent adding to compliance costs as well as potential sanctions.

         The Company regularly reviews legislative changes and developments and will restructure a business arrangement if management determines such might place it in material noncompliance with such law or regulation. See "Fraud and Abuse" and "Stark II" below. To date, none of DCA's business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that DCA's business arrangements will not be the subject of a future investigation or prosecution by a federal or state governmental authority which could result in civil and/or criminal sanctions.

         FRAUD AND ABUSE

         The Social Security Act provides Medicare coverage to most persons regardless of age or financial condition for dialysis treatments as well as kidney transplants. The Social Security Act further prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs under the Medicare and Medicaid Patient and Program Protection Act of 1987, or the "Anti-kickback Statute." The Anti-kickback Statute and similar state laws impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in return for, or to include, the referral of a patient for treatment, among other things. Included in the civil penalties is exclusion of the provider from participation in the Medicare and Medicaid programs. The language of the Anti-kickback Statute has been construed broadly by the courts. The federal government in 1991 and 1992 published regulations that established exceptions, "safe harbors," to the Anti-kickback Statute for certain business arrangements that would not be deemed to violate the illegal remuneration provisions of the federal statute. All conditions of the safe harbor must be satisfied to meet the exception, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute.

         As required by Medicare regulations, each of the Company's dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The medical directors are in private practice and are one of the most important sources of the dialysis center's business, since it is each physician's patients that primarily utilize the services of the facility. The compensation of the Company's medical directors is fixed by a Medical Director Agreement and reflects competitive factors in their respective location, and the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance for periods of one to five years and does not take into account the volume of patient treatments or amounts of referrals to the Company's dialysis center. Two of the Company's outpatient dialysis centers are owned jointly between the Company and a group of physicians, who hold a minority position and who also act as the medical director for those facilities. DCA attempts to structure its arrangements with its physicians to comply with the Anti-Kickback Statute. However, many of these physicians refer patients to the Company's facilities. The Company believes that the value of the minority interest represented by stock of the Company's subsidiaries issued to physicians has been consistent with the fair market value of assets transferred to, or services performed by such physicians for the Company, and in certain cases, monetary compensation, and there is no intent to induce referrals to the Company's facilities. See "Business - Physician Relationships" above. DCA has never been challenged under these statutes and believes its arrangements with its medical directors are in material compliance with applicable law.

         Management believes that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by the Company generally cannot, by their very nature, be over-utilized, since dialysis treatment is not elective and cannot be prescribed unless there is temporary or permanent kidney failure. There are safe harbors for certain arrangements. However, these relationships with medical director ownership of a minority interest in a Company facility does not satisfy all of the criteria for the safe harbor, and there can be no assurance that these relationships will not subject the Company to investigation or prosecution by enforcement agencies.

         With respect to the Company's inpatient dialysis services, it provides the hospital or similar healthcare entity with dialysis services, including qualified nursing and technical personnel, supplies, equipment and technical services. In certain instances, medical directors of a Company facility who have a minority interest in that facility may refer patients to hospitals with which the Company has an inpatient dialysis services arrangement. The federal Anti-kickback Statute could apply, but the Company believes its acute inpatient hospital services are in compliance with the law. See "Stark II" below.

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

         STARK II

         The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. This ban is subject to several exceptions including personal service arrangements, employment relationships and group practices meeting specific conditions. If Stark II is found to be applicable to the facility, the entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can be imposed with civil penalties of up to $15,000 per referral and can be excluded from participation in the Medicare and Medicaid programs. Last year, HCFA released proposed rules that interpret the provisions of Stark II and Congress' legislative intent behind their enactment ("Proposed Rules").

         For purposes of Stark II, "designated health services" includes, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. In the Proposed Rules, HCFA clarified the definitions of designated health services, delineating what supplies and services are intended to be included and excepted from each category. In particular, dialysis equipment, supplies and services were specifically excepted from the definitions of durable medical equipment, and inpatient and outpatient health services. HCFA further indicated that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare program and patient abuse, and that dialysis is a necessary medical treatment for those with temporary or permanent kidney failure that is not susceptible to that type of abuse. HCFA additionally excluded EPO (see "Business - Operations - Ancillary Services" above) from the definition of outpatient prescription drugs under the same reasoning.

         The Company believes, based upon the Proposed Rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by the Company incident to dialysis services within the Stark II prohibitions. There can be no assurance, though, that final Stark II regulations will adopt such a position. No final rules have been promulgated, however, and are not expected to be published until the end of 1999 or beginning of 2000.

         If the provisions of Stark II were found to apply to the Company's arrangements however, the Company believes that it would be in compliance. DCA compensates its nephrologist-physicians as medical directors of its dialysis centers pursuant to Medical Director Agreements, which the Company believes meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send or treat their patients at any of DCA's facilities do not receive any compensation from DCA.

         Medical directors of DCA's facilities in which they hold a minority investment interest may refer patients to hospitals with which DCA has an acute inpatient dialysis service arrangement. Stark II may be interpreted to apply to these types of interests. According to the Proposed Rules, however, acute care inpatient hospital arrangements for dialysis services are excluded from the prohibition on physician referrals based upon the fact that the services provided under these arrangements are rendered under emergency circumstances and are necessary treatments. The Company believes that its contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with this exception.

         If HCFA or any other government entity takes a contrary position in the Stark II final regulations or otherwise, the Company may be required to restructure certain existing compensation agreements with its medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. That legislation prohibits Medicare or Medi-caid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, the Company could be required to repay amounts reimbursed for drugs, equipment and services that HCFA determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which may adversely affect the Company's operations and future financial results. The Company believes that if Stark II is interpreted by HCFA or any other governmental entity to apply to the Company's arrangements, it is possible that the Company will be permitted to bring its financial relationships with referring physicians into material com-pliance with the provisions of Stark II on a prospective basis.

However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if permissible, would not have a material adverse effect on the Company.

         HEALTH INSURANCE REFORM ACT

         Congress has taken action in most recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers, but there are no significant proposed cuts in dialysis payments. The ESRD program received a five year waiver from reduction in Medicare outlays to allow for the results of the HCFA project. See "Medicare Reimbursement" above. However, future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to the Company for its services. Further, statutes or regulations may be adopted which demand additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Any new legislation or regulations may adversely affect the Company's business operations, as well as its competitors.

         In 1996, President Clinton signed the Health Insurance Portability and Accountability Act of 1996 ("HIPA"), a package of health insurance reforms which include a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. Some of the fraud and abuse provisions were effective January 1, 1997. While many of the provisions were self-implementing, some required further rulemaking by HHS which rules became effective July 1, 1997. HIPA established two programs that will coordinate federal, state and local healthcare fraud and abuse activities, to be known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program will be conducted jointly by HHS and the Attorney General while the Medicare Integrity Program, which is funded by the Medicare Hospital Insurance Trust Fund, will enable HHS, the Department of Justice and the FBI to monitor and review specifically Medicare fraud.

         Under these programs, these governmental entities will undertake a variety of monitoring activities which were previously left to providers to conduct, including medical utilization and fraud review, cost report audits, secondary payor determinations, reports of fraud and abuse actions against providers will be shared as well as encouraged by rewarding whistleblowers with money collected from civil fines. The Incentive Program for Fraud and Abuse Information, a new program from HIPA, began in January, 1999 rewarding Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPA further extends coverage of the fraud and abuse laws to all federally funded health care programs and to private health plans; but the Anti-kickback Statute does not apply to private health plans.

         HIPA also sets forth a program intended to assist providers in understanding the requirements of the fraud and abuse laws. HIPA first permits individuals to petition HHS for written advisory opinions regarding whether an arrangement gives rise to prohibited remuneration under the federal anti-fraud abuse laws, constitutes grounds for imposition of civil and criminal sanctions under the federal anti-fraud and abuse laws or satisfies the requirements of an existing safe harbor. These opinions are published by HHS. While these opinions are helpful to gain insight into what is permissible without having a safe harbor, such opinions will only be binding on HHS and the party receiving the opinion.

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

         As for criminal penalties, HIPA adds healthcare fraud, theft, embezzlement, obstruction of investigations and false statements to the general federal criminal code with respect to federally funded health programs, thus subjecting such acts to criminal penalties. Persons convicted of these crimes face up to 10 years imprisonment and/or fines. Moreover, a court imposing a sentence on a person convicted of federal healthcare offense may order the person to forfeit all real or personal property that is derived from the criminal offense. The Attorney General is also provided with a greatly expanded subpoena power under HIPA to investigate fraudulent criminal activities, and federal prosecutors may utilize asset freezes, injunctive relief and forfeiture of proceeds to limit fraud during such an investigation.

         Although the Company believes it substantially complies with currently applicable state and federal laws and regulations and to date has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on the Company's operations cannot be predicted. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities.

         Any loss by the Company of its various federal certifications, its approval as a certified provider under the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenues is derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services would have a material adverse effect on the Company's business.

         ENVIRONMENTAL AND HEALTH REGULATIONS

         The Company's dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of the Company's waste is non-hazardous. HCFA requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. The Company also follows OSHA's Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each facility is handled by licensed local medical waste sanitation agencies who are primarily responsible for compliance with such laws.

         There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection. The Company adheres to OSHA's protective guidelines, including regularly testing employees and patients for exposure to hepatitis B and providing employees subject to such exposure with hepatitis B vaccinations on an as-needed basis, protective equipment, a written exposure control plan and training in infection control and waste disposal.

OTHER REGULATION

         There are also federal and state laws prohibiting anyone from presenting false claims or fraudulent information for payments by Medicare, Medicaid and other third-party payors. These laws provide for both criminal and civil penalties, exclusion from Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties under the False Claims Act. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. The Company believes it has the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. However, there is no assurance that such reports and requests are materially accurate and complete and therefore subject to a challenge under these laws.

         Certain states have anti-kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-kickback Statute and Stark
II. The Company has no reason to believe that it is not in compliance with such state laws.

COMPETITION

         The dialysis industry is highly competitive. There are numerous providers who have facilities in the same areas as the Company. Many are owned by physicians or major corporations which operate dialysis facilities regionally and nationally. The Company's operations are small in comparison with those corporations. Some of these major companies are public, including Fresenius AG, Renal Care Group, Inc., Total Renal Care Holdings, Inc., and Everest Healthcare Service Corp., and most of which have substantially greater financial resources, many more centers, patients and services than the Company, and by virtue of such have a significant advantage over the Company in competing for nephrologists and acquisitions of dialysis facilities in areas and markets targeted by DCA. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. DCA also faces competition from hospitals that provide dialysis treatments.

         Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis facility for it to participate in the Medicare ESRD program, and are responsible for the supervision and operations of the center. The Company's medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

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

EMPLOYEES

         As of March 10, 1999, DCA had 42 full time employees, including nurse administrators, clinical registered nurse managers, registered nurses, chief technician, technical specialists, patient care technicians, and clerical employees. DCA retains sixteen part time employees consisting of registered nurses, patient care technicians and clerical employees. Occasionally, DCA utilizes employees on a "per diem" basis to supplement staffing.

         DCA retains nine part-time independent contractors who include the social workers and dietitians at each facility. These are in addition to the medical directors, who are independent contractors and who supervise patient treatment at each facility.

         DCA believes its relationship with its employees is good and it has not suffered any strikes or work stoppages. None of DCA's employees is represented by any labor union. DCA is an equal opportunity employer.


ITEM 2.  PROPERTIES

         DCA owns two properties, one located in Lemoyne, Pennsylvania and the second in Easton, Maryland. The Maryland property consists of approximately 7,400 square feet which is leased to the purchaser (in 1989) of one of DCA's dialysis centers and a competitor of DCA. The lease was renewed for an additional five years through March 31, 2003. The lease is guaranteed by the tenant's parent company.

         The Lemoyne property of approximately 15,000 square feet houses DCA's dialysis center of approximately 5,400 square feet, approved for 13 dialysis stations with space available for expansion. DCA uses approximately 2,500 square feet for its executive offices. DSPL, the Company's subsidiary, leases this facility from the Company under a five year lease that commenced December 23, 1998 at an annual rental of $43,088 per annum plus separately metered utilities, insurance and additional rent of $5,386 per year covering common area maintenance expenses, with two renewals of five years each at escalating base rent for each renewal period.

         The Easton, Maryland and Lemoyne, Pennsylvania properties are subject to mortgages from a Maryland banking institution. As of December 31, 1998, the remaining principal amount of the mortgage on the Lemoyne property was approximately $160,000 and on the Easton property was approximately $200,000. Each mortgage is under the same terms and extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the Company's personal property at each respective location. The bank also has a lien on rents due the Company and security deposits from leases of the properties, and each tenant is required to sign a tenant subordination agreement as part of its lease with the Company.

         Written approval of the bank is required for all leases, assignments or subletting, alterations and improvements and sales of the properties. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to Consolidated Financial Statements."

         As lessor, DCA also leases space at its Lemoyne, Pennsylvania property to one other unrelated party for its own business activities unrelated to dialysis services or to the Company. The lease for approximately 1,500 square feet through December 31, 2002, at an aggregate rental of approximately $13,500 per annum.

         The dialysis facility in Wellsboro, Pennsylvania consists of approximately 3,500 square feet, with 12 dialysis stations and is leased by DSPW for five years through September, 27, 2000 at a rental of approximately $25,000 per annum with two renewals of five years each.

         The Carlisle, Pennsylvania dialysis facility, which became operational in July, 1997, is leased by DSPC under a five year lease through June 30, 2002, with two renewals of five years each. The facility consists of 4,340 square feet of space accommodating 12 dialysis stations at an annual rental of $32,550.

         DSNJ-M signed a five year lease for its new dialysis facility in Manahawkin, New Jersey for approximately 3,700 square feet at an annual rate of approximately $34,760 per annum plus its proportionate share of the real estate taxes and casualty insurance premiums, renewable for two consecutive five year periods, the commencement date for such lease being December 1, 1998. An Addendum to that lease which commenced on the same date as the original lease provides for an additional 940 square feet of space free of rent until June 30, 2000, after which time DSNJ-M will pay the agreed per square foot price as stipulated in the original lease. The facility is designed for 12 dialysis stations and the facility began treating patients in July, 1998 as a requirement for and pending Medicare regulatory approval. In December, 1998 the facility received final regulatory approval from Medicare to treat patients and receive reimbursement for such treatment.

         DCA opened its Chambersburg, Pennsylvania facility on January 14, 1999. That facility is designed for 18 dialysis stations, with initial approval to operate nine stations. The facility is leased by DSPCh for a five year term with two consecutive renewal periods of five years each at an annual rental of $52,500 plus utilities and additional rent representing the facility's proportionate share of common area maintenance expenses. The term of the lease commenced January 1, 1999 and is for 7,000 square feet of which the Company sublet approximately 1,800 square feet to physicians.

         The Company's new subsidiary, DSNJ-TR, signed a lease agreement to construct a new facility in Toms River, New Jersey for a term of five years with two renewal periods of five years each. The lease provided for a commencement date of October 18, 1998, at which time DSNJ-TR paid 50% of the rent for a period of 50 days. Payment of the full annual rental of $57,665 became effective on December 8, 1998. Development of the center is in progress, but there is no assurance when, if at all, this proposed center will become operational.

         The  Lemoyne  and  Wellsboro   facilities,   both  of  which  initiated
operations in 1995, are currently operating at approximately 72% and 68% capacity, respectively, and Carlisle has operated at 47% capacity for 1998. Since DSNJ-M recently commenced operations and was only approved for treatment reimbursement in December, 1998, and an accurate operational capacity is not presently known.

         The existing dialysis facilities could accommodate greater patient volume, particularly if the Company increases hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. DCA has the ability and space at each of its facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

         DCA is actively pursuing the additional development of dialysis facilities in Pennsylvania and New Jersey as well as other areas of the country which would entail the acquisition or lease of additional property, but no additional contracts or leases have been entered into in any other areas.

         The dialysis stations are equipped with modern dialysis equipment under a November, 1996 master-lease/purchase agreement ("1996 Master Lease") with a $1.00 purchase option at the end of the term. The Company leased new equipment for its Manahawkin, New Jersey and Chambersburg,

Pennsylvania facilities beginning May and November, 1998, respectively, under the 1996 Master Lease in addition to the leases commenced in June and July, 1997 for equipment at the Lemoyne and Carlisle, Pennsylvania facilities.

         DCA maintains executive offices at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043 as well as with its parent, Medicore ("Medicore" or the "Parent"), at 2337 West 76th Street, Hialeah, Florida.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in or subject to any material pending legal actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the Company's fiscal year to a vote of security holders through the solicitation of proxies or otherwise. Since Medicore owns 68% of DCA, proxies are not solicited, but DCA has in the past provided and continues to provide its shareholders with an Information Statement and an Annual Report. The Information Statement provides similar information to shareholders as does a proxy statement, except there is no solicitation of proxies.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company commenced trading on the Nasdaq SmallCap Market on April 17, 1996, under the symbol "DCAI." The table below indicates the high and low bid prices for the four quarters for the years ended December 31, 1997 and 1998 as reported by Nasdaq.

                                                 BID PRICE
                                             ---------------
                  1997                        HIGH      LOW
                  ----                       ------   ------
         1st Quarter...................      $ 4.63   $ 3.00
         2nd Quarter...................        3.86     2.00
         3rd Quarter...................        3.63     1.13
         4th Quarter...................        3.88     1.94

                                                 BID PRICE
                                             ---------------
                  1998                        HIGH      LOW
                  ----                       ------   ------
         1st Quarter...................      $ 2.56   $ 1.31
         2nd Quarter...................        1.94     1.25
         3rd Quarter...................        1.94     0.88
         4th Quarter...................        1.25     0.56

         At March 11, 1999, the high and low sales price of DCA common stock was the same, $1.50. The common stock has not traded actively for the last year.

         Bid and asked  prices are  without  adjustments  for  retail  mark-ups,
mark-downs  or   commissions,   and  may  not   necessarily   represent   actual
transactions.

         At March 11, 1999, the Company had 97 shareholders of record and has approximately 640 beneficial owners of its common stock.

         The Company does not anticipate that it will pay dividends in the foreseeable future. The board of directors intends to retain earnings, if any, for use in the business. Future dividend policy will be at the discretion of the board of directors, and will depend on the Company's earnings, capital requirements, financial condition and other similar relevant factors.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the five years ended December 31, 1998 is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                               CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                          Years Ended December 31,
                                             -----------------------------------------------
                                              1998     1997(1)     1996      1995      1994
                                             -------   -------   -------   -------   -------
Revenues .................................   $ 4,004   $ 9,221   $ 4,137   $ 2,668   $ 2,201
Net (loss) income ........................      (204)    1,993       (23)     (167)       75
(Loss) earnings per share.................
  Basic ..................................      (.06)      .56      (.01)     (.07)      .03
  Diluted ................................      (.06)      .55      (.01)     (.07)      .03


                                                    CONSOLIDATED BALANCE SHEET DATA
                                                             (IN THOUSANDS)
                                                               December 31,
                                             -----------------------------------------------
                                              1998     1997(1)     1996      1995      1994
                                             -------   -------   -------   -------   -------
Working capital ..........................   $ 5,115   $ 7,062   $ 4,529   $   651   $   187
Total assets .............................     9,349    11,638     7,522     3,972     6,847
Intercompany receivable from
  Medicore (non-current portion)(2) ......                                             3,134
Long term debt, net of current portion(3)        633       693       585       152
Stockholders' equity .....................     7,771     8,049     6,000     2,569     5,899

-------------------------

(1) Reflects the sale of substantially all the assets of its Florida subsidiary, Dialysis Services of Florida, Inc. Fort Walton Beach ("DSF") and related Florida dialysis operations, including the homecare operations of another subsidiary, Dialysis Medical, Inc. ("DMI"), to Renal Care Group, Inc. and its affiliates ("RCG") for $5,065,000 of which consideration $4,585,000 was cash with the balance consisting of 13,873 shares of RCG common stock. DCA owned 80% of DSF and DMI and on February 20, 1998 the 20% interest of DSF owned by its former medical director and his 20% interest in DMI were redeemed for approximately $625,000 of which sum included 6,936 shares of the RCG common stock valued at $240,000 with the balance in cash. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 9 to "Notes to Consolidated Financial Statements."

(2) $1,000,000 repaid by Medicore on October 4, 1995; approximately $3,134,000 reduction effected through $1.30 per share dividend in November, 1995. See Note. (1) above and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)      Includes advances from Parent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         Medical service revenues decreased approximately $823,000 (19%) for the year ended December 31, 1998 compared to the preceding year. This decrease reflects the loss of revenues, which amounted to approximately $1,663,000 for the preceding year, from the sale of the Company's Florida dialysis operations on October 31, 1997, which was offset to some degree by increased revenues of the Company's Pennsylvania dialysis centers of approximately $782,000 including increased revenues of approximately $510,000 at the Company's dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997 and $58,000 from a new dialysis center located in Manahawkin, New Jersey, which received regulatory approval in December, 1998. Although the operations of these centers have resulted in additional revenues, they are in the develop-mental stage and, accordingly, their operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Interest and other income increased by approximately $37,000 for the year ended December 31, 1998 compared to the preceding year. This increase is largely due to interest earned on proceeds invested from the October 1997 sale of the Company's Florida dialysis operations.

         Revenues for 1997 included a gain of approximately $4,431,000 upon the sale of substantially all of the assets of the Company's Florida subsidiary, and its related operations.

         Cost of medical services sales increased to 71% in 1998 compared to 62% in 1997 reflecting increases in healthcare salaries and supply costs as a percentage of sales, including the operations of the Company's two new centers in Carlisle, Pennsylvania and Manahawkin, New Jersey which are still in their developmental stage. The preceding year included higher hospital treatment revenues, which have a substantially lower cost of sales, with the Company's Florida hospital operations having been sold on October 31, 1997.

         Selling, general and administrative expenses decreased by approximately $308,000 (14%) for 1998 compared to the preceding year. This decrease included a decrease resulting from the sale of the Florida dialysis operations offset by increases in expenses at the dialysis center in Carlisle, Pennsylvania, which commenced operations in July, 1997, expenses in connection with the startup of the new dialysis center in Manahawkin, New Jersey and the start up of a new center in Chambersburg, Pennsylvania, which commenced operations in January, 1999, and another center presently under construction in New Jersey. Also, contributing to the decrease was the fact that 1997 included an expense for stock compensation of approximately $322,000 in conjunction with forgiveness of notes from option exercises.

         Interest expense decreased by approximately $5,000 during the compara-ble periods largely as a result of reduced average outstanding borrowings.

1997 COMPARED TO 1996

         Medical service revenues increased approximately $544,000 (14%) for the year ended December 31, 1997 compared to the preceding year. This growth was largely attributable to increased revenues of approximately $533,000 at the Company's Lemoyne, Pennsylvania facility, which commenced operations in June 1995 and approximately $329,000 from a new dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997. These increased revenues were offset by approximately $312,000 of lost revenues from the sale of the Company's Florida dialysis operations on October 31, 1997. Although the operations of the new Carlisle center have resulted in additional revenues during 1997, it is in the developmental stage and, accordingly, its operating results will likely adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

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

         Selling, general and administrative expenses increased by approximately $578,000 (37%) for 1997 compared to the preceding year. Selling, general and administrative expenses as a percentage of medical services revenues amounted to 49% compared to 41% in the preceding year. This increase included expenses involved in the opening of the Company's new Pennsylvania dialysis center in Carlisle and expansion of the operations of its facility in Lemoyne, Pennsylvania offset by decreases resulting from the sale of Florida dialysis operations. Also, included in this increase was stock compensation expense during the fourth quarter of 1997 of approximately $322,000 in conjunction with forgiveness of notes from option exercises.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $5,115,000 at December 1998, which reflected a decrease of approximately $1,947,000 during the current year. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,736,000, which included net cash used in operating activities of $1,161,000 (including a decrease in income taxes payable of $1,423,000 primarily resulting from tax payments on the gain on the sale of the Florida dialysis operations), net cash used in investing activities of $1,065,000 (including additions to property and equipment of $905,000 primarily related to new centers, funds used for redemption of minority interest in subsidiaries of $385,000 and proceeds from a sale of securities of $253,000) and net cash used in financing activities of $511,000 (including a decrease in the advances from the Parent of $250,000, repurchase of stock of $109,000 and debt payment of $152,000).

         The Company has mortgages on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of $360,000 at December 31, 1998. In 1998, the Company was in default of certain covenants relating to these mortgages. The covenants principally related to debt service ratio requirements for which the lender has waived compliance through December 31, 1998.

         The debt service ratio requirement is tested on an annual basis and thus, is effectively waived through December 31, 1999 as compliance with the covenant will not be determined until final results for 1999 are available in early 2000.

         The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. Through November 30, 1997, the loans contained a provision allowing the bank mandatory repayment upon 90 days written notice after five years, which resulted in the unpaid principal, balances being reflected as a current liability. The loans were modified effective December 1, 1997 and the call provision was removed thereby eliminating the necessity of carrying the entire debt balance as current. An unaffiliated Maryland dialysis center, competitive with the Company, continues to lease space from the Company in its building. The Pennsylvania center relocated during 1995 and the Company constructed its own dialysis facility at the property that commenced treatments in June 1995. See
Note 2 to "Notes to Consolidated Financial Statements."

         The Company has an equipment financing agreement for kidney dialysis machines for its facilities. There was additional financing of $245,000 during 1998 pursuant to this agreement. There was an outstanding balance of $449,000 at December 31, 1998 and $285,000 at December 31, 1997. See Note 2 to "Notes to Consolidated Financial Statements."

         During 1998, the Company repurchased 105,000 shares of its outstanding common stock for approximately $109,000. See Note 10 to "Notes to Consolidated Financial Statements."

         In February, 1998, the Company redeemed the 20% minority interest in two of its subsidiaries whose assets were included in the Florida dialysis operations sale for a total consideration of $625,000, including $385,000 cash and one-half of the purchaser's securities valued at $240,000 with the total value of $480,000 for securities received having been guaranteed by the purchaser.

         The Company opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in

Chambersburg, Pennsylvania during the first quarter of 1999 and is developing another dialysis center in New Jersey.

         Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 10 station facility, typically the size of the Company's dialysis facilities, costs in the range of $600,000 to $750,000 de-pending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility may range from $40,000 to $70,000 per patient, and, therefore, is more expensive than construction, although acquisition provides the Company with an immediate ongoing operation, which most likely would be generating in-come. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. The Company has entered into agreements with medical directors, and intends to establish additional facilities in the New Jersey and Pennsylvania area.

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

YEAR 2000 READINESS

         The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized information systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments and has basically evaluated its computerized systems and equipment, and communicated with its major vendors, and has made the operations of the Company Year 2000 compliant.

         One of the most significant risks in the Company's operations with respect to the upcoming millenium change relates to billing and collection from third-party payors, and, in particular, Medicare. The Company receives approximately 74% of its revenues from Medicare for treatment of dialysis patients and related services. Although recent reports from the federal government have indicated the potential for certain agencies and commissions not to be Year 2000 compliant by January 1, 2000, HCFA, through whom the Medicare program and payments are effected, has indicated it has done and continues to accomplish all it can to insure the Medicare ESRD program continues operating smoothly and that dialysis providers, like the Company, may continue to timely bill electronically for patient services with Medicare payments to be made timely. In fact, in 1998, the Company installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatibility. The software designer has successfully tested the software for Year 2000 compliance and the Company initiated its electronic

Medicare billing in January, 1999 without any problems. Other third-party payors, such as insurance companies, are presently and will continue to be billed with hard copy. The costs of the software modifications have been minimal, approximately $1,000, and the Company does not anticipate that any costs involved in any future Year 2000 compliance will be material or that they will have a material adverse effect on its business.

         With respect to non-information technology systems, which typically include embedded technology, such as microcontrollers, the major equipment used in patient dialysis treatment is not date sensitive and should not pose any threat of a system breakdown due to the Year 2000 issue. Most of the Company's dialysis equipment is new. See Item 1, "Business - Operations of Dialysis Facilities" and Item 2, "Properties." The Company retains technicians who test and maintain dialysis operations equipment.

         In addition to addressing its own internal software system, the Company has communicated with all its suppliers, service providers and other key third parties, including payroll system providers, banks, hospitals and insurance companies with whom it deals to determine the extent of their Year 2000 compliance, what actions they are taking to assess and address that issue, and whether they will be compliant by the end of 1999. To the extent such third parties are materially adversely affected by the Year 2000 issue and their problem has not been timely corrected, the Company's operations could be affected. The Company has received written assurance from many of these third parties indicating that they are Year 2000 compliant or are working on it and expect to be by the end of 1999, and that the crucial supplies and services that are necessary to the Company's operation and patient treatment including drug and chemical supplies, utilities, cable, waste removal, water and sewer services will not be affected by the millenium change.

         The Company's current bookkeeping, financial records and statements, and accounting are accomplished through certain common officers and personnel and facilities with Medicore, its parent. See Item 13, "Certain Relationships and Related Transactions." The system covering these programs was recently installed by Medicore's other public subsidiary, Techdyne, Inc., which utilizes the Visual Manufacturing System for other purposes as well, including inventory maintenance, manufacturing and for overall operations. Management is evaluating new, Year 2000 compliant accounting packages, which would provide the Company with its own independent system of bookkeeping, accounting and financial records and reduce its dependence on its parent's personnel and facilities. Management anticipates such new, Year 2000 compliant accounting and bookkeeping system to be ready mid-1999. The cost of such new accounting system is estimated in a range of approximately $10,000 to $20,000.

         Another area that could significantly impact the Company's operations in providing dialysis treatment to patients relates to third-party providers, specifically, the utility companies providing water, an extremely necessary resource for dialysis treatments, and electricity. These providers and services are beyond the control of the Company, and the Company does not have a separate generator for electricity nor other sources for water. Should any of these utilities fail to provide services, such would seriously adversely impact the Company, its patients, as well as the Company's competitors in such affected areas.

         There can be no assurance, however, that the Year 2000 issues, whether internal and believed to have been addressed, or from third parties, although the Company has checked and been assured that its third-party payors and suppliers are Year 2000 compliant or will be prior to the end of 1999, will not have a material adverse effect on the Company's business, results of operations or financial condition.

OTHER MATTERS

         The Company does not consider its exposure to market risks, principally changes in interest rates, to be significant.

         Sensitivity of results of operations to interest rate risks on the Company's investments is managed by conservatively investing liquid funds in short-term government securities of which the Company held approximately $5,000,000 at December 31, 1998.

         Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing obligations based on current market rates. There is an interest rate risk associated with the Company's variable rate mortgage obligations which totaled $360,000 at December 31, 1998.

         The Company has exposure to both rising and falling interest rates. A 1/2% decrease in rates on its year-end investments in government securities and a 1% increase in rates on its year-end mortgage debt would result in a negative impact of approximately $18,000 on its result of operations.

         The Company does not utilize financial instruments for trading or spec-ulative purposes and does not currently use interest rate derivatives.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Finan-cial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its con-solidated financial statements.

IMPACT OF INFLATION

         Inflationary factors have not had a significant effect on the Company's operations. A substantial portion of the Company's revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. See "Operations - Medicare Reimbursement" and "Government Regulation" under Item 1, "Business." Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect the Company's earnings in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         This discussion is presented under the heading "Other Matters" within
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are appointed each year by the board of directors at its first meeting following the Annual Meeting of Share-holders, to serve during the ensuing year. The following information indicates their positions with the Company and age of the executive officers at March 15, 1999. There are no family relationships between any of the executive officers and directors of the Company.

Name                    Age   Position                          Held Since
----                    ---   --------                          ----------
Thomas K. Langbein      53    Chairman of the Board and            1980
                              Chief Executive Officer              1986

Bart Pelstring          58    President                            1986
                              and Director                         1985

Daniel R. Ouzts         53    Vice President (Finance)
                              and Treasurer                        1996

         For more detailed information about executive officers and directors of the Company you are referred to the caption "Information About Directors and Executive Officers" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Exec-utive Compensation" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of voting security of the Company, is included under the caption "Bene-ficial Ownership of the Company's Securities" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is in-cluded under the caption "Certain Relationships and Related Transactions" of the Company's Information Statement relating to the Annual Meeting of Shareholders to be held on June 9, 1999, incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following is a list of documents filed as part of this report.

         1. All financial statements - See Index to Consolidated Financial Statements.

         2. Financial statement schedules - See Index to Consolidated Financial Statements.

         3. Refer to subparagraph (c) below.

(b)      Reports on Form 8-K

         None

(c)      Exhibits +

         (3) (i)  Articles of Incorporation ++

            (ii)  By-Laws of the Company ++

         (4) (i)  Form of Common Stock Certificate of the Company ++

            (ii)  Form of Redeemable Common Stock Purchase Warrant ++

           (iii)  Form of Underwriters' Options ++

            (iv) Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc. ++

             (v) Amendment No. 1 to Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc. dated March 9, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated March 9, 1999,
                  Item 7(c)(4)(i)).

(10)     Material Contracts

             (i) Lease between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV, Item 14(a) 3
                  (10)(lxii)).

            (ii)  Lease   between   the  Company   and   Dialysis   Services  of
                  Pennsylvania, Inc. - Lemoyne(1) dated December 1, 1998.

           (iii) Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated November 30, 1988(3) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 ("March, 1998 Form 10-Q"),
                  Part II, Item 6(a), Part II, Item 10(iii)).

            (iv) First Amendment to Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated December 1, 1997(3) (incorporated by reference to the Company's Annual Report on Form 10-K for the period ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(xxviii)).

             (v) Promissory Note to Mercantile-Safe Deposit and Trust Company dated November 30, 1988(3) (incorporated by reference to the March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(ii)).

            (vi)  First  Amendment  and   Modification  to  Promissory  Note  to
                  Mercantile-Safe Deposit and Trust Company(3) (incorporated by reference to the 1997 Form 10-K, Part IV, Item 14(c)(xxix)).

           (vii) Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(2) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(2) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Medicore(2) Form 10-Q"), Part II, Item 6(a)(10)(i)).

          (viii) Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(1) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a)(3)(10)(lx)).

            (ix) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(2) Form 10-Q, Part II, Item 6(a)(10)(ii)).

             (x) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Lemoyne(1) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated June 19, 1997, Item 7(c)(10)(i)).

            (xi)  1995 Stock Option Plan of the Company (November 10, 1995). ++

           (xii) Form of Stock Option Certificate under 1995 Stock Option Plan (November 10, 1995).++

          (xiii) Form of Non-Qualified Stock Option granted to Medical Directors (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxi)).

           (xiv) Lease between Dialysis Services of PA., Inc. - Carlisle(1) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiii)).

             [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

            (xv) Lease between Dialysis Services of NJ., Inc. - Manahawkin(4) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

           (xvi) Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(4) dated June 4, 1997 (incorporated by reference to the 1997 Form 10-K, Part IV, Item 14(c)(xviii)).

          (xvii)  Medical Director  Agreement  between Dialysis Services of PA.,
                  Inc.-Carlisle(1)  and  Herb  Soller,  M.D.  dated  October  1,
                  1996(5) [*] (incorporated by reference to the Company's September 30, 1996 Quarterly Report on Form 10-Q ("September, 1996 Form 10-Q"), Part II, Item 6(a), Part II, Item 10(ii)).

         (xviii) Equipment Master Lease Agreement BC-105 between the Company and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company's 1996 Form 10-K,
                  Part IV, Item 14(a) 3 (10)(xxvii)).

           (xix) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("June, 1997 10-Q"), Part II, Item 6(a), Part
                  II, Item 10(i)).(6)

            (xx) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Carlisle(1) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated August 29, 1997, Item 7(c)(10)(i)).

           (xxi) Asset Purchase Agreement by and among the Company, Dialysis Services of Florida, Inc. - Fort Walton Beach(7), DCA Medical Services, Inc.(1), Dialysis Medical, Inc.(7), Renal Care Group, Inc., Renal Care Group of the Southeast, Inc. and Henry
                  M. Haire, M.D. dated October 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997, Part II, Item 7(c)(2.1)).

          (xxii) Medical Director Agreement between Dialysis Services of NJ, Inc. - Manahawkin(4) and Atlantic Nephrology Group, Inc. dated January 21, 1998(8)(9) [*] (incorporated by reference to the Company's September, 1996 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

         (xxiii) Stock Purchase Agreement between the Company and Atlantic Nephrology Group, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, Part II, Item 6(a), Part II, Item 10(i)).

          (xxiv) Lease between Dialysis Services of Pa., Inc. - Chambersburg(1) and BPS Development Group dated April 13, 1998 (incorporated by reference to the Company's March, 1998 Form 10-Q, Part II,
                  Item 6(a), Part II, Item 10(i)).

           [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

           (xxv) Lease between Dialysis Services of NJ, Inc. - Toms River(4) and Lotano Development, Inc. dated July 1, 1998.

          (xxvi) Lease between the Company and Wirehead Networking Solutions, Inc. dated December 1, 1998.

       (21)   Subsidiaries of the Company.

       (27)   Financial Data Schedule (for SEC use only).

-------------------------

+        Documents incorporated by reference not included in Exhibit Volume.

++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A, Part II, Item 27.

(1)      Wholly-owned subsidiary.

(2)      Parent  of the  Company  owning  approximately  68%  of  the  Company's outstanding common stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq National Market.

(3) Dialysis Corporation of America has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.

(4)      80% owned facility with Atlantic Nephrology Group, Inc.

(5) There are two Medical Director Agreements with Herbert I. Soller, M.D. and such agreements conform to the exhibit filed but for the facility, the other being is located in Chambersburg, Pennsylvania.

(6) Dialysis equipment is leased from time to time and a new schedule is added to the Master Lease; other than the nature of the equipment and the length of the lease, the Schedules conform to the exhibit filed and the terms of the Master Lease remain the same.

(7)      100% owned subsidiary, assets sold; now inactive.

(8) Previously filed with the same Medical Director under the name Oceanview Medical Group, P.A.

(9) There are two Medical Director Agreements with Atlantic Nephrology Group, Inc. and such Medical Director Agreements conform to the exhibit filed but for the compensation and facility.

(d)  Schedule II - Valuation and Qualifying Accounts
     Dialysis Corporation of America, Inc. and Subsidiaries
     December 31, 1998

------------------------------------------   ---------  -----------------------   ------------   ---------
COL. A                                        COL. B            COL. C               COL. D        COL. E
------------------------------------------   ---------  -----------------------   ------------   ---------
                                                          Additions
                                                        (Deductions) Additions       Other
                                                          Charged     Charged       Changes
                                             Balance at  (Credited)   to Other        Add         Balance
                                             Beginning  to Cost and   Accounts      (Deduct)     at End of
Classification                               of Period    Expenses    Describe      Describe       Period
------------------------------------------   ---------  -----------------------   ------------   ---------
YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts        $  52,000   $ 101,000               $  (9,000)(1)   $ 144,000
  Valuation allowance for deferred tax asset        ---      80,000                     ---          80,000
                                              ---------   ---------   ---------   ---------       ---------
                                              $  52,000   $ 181,000   $       0   $  (9,000)      $ 224,000
                                              =========   =========   =========   =========       =========

YEAR ENDED DECEMBER 31, 1997:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts        $ 154,000   $  37,000               $ (93,000)(1)   $  52,000
                                                                                    (46,000)(2)
  Valuation allowance for deferred tax asset     17,000     (17,000)                    ---             ---
                                              ---------   ---------   ---------   ---------       ---------
                                              $ 171,000   $  20,000   $       0   $(139,000)      $  52,000
                                              =========   =========   =========   =========       =========

YEAR ENDED DECEMBER 31, 1996:
Reserves and allowances deducted
 from asset accounts:
  Allowance for uncollectable accounts        $ 128,000   $ 140,000               $(114,000)(1)   $ 154,000
  Valuation allowance for deferred tax asset    247,000    (230,000)                    ---          17,000
                                              ---------   ---------   ---------   ---------       ---------
                                              $ 375,000   $ (90,000)  $       0   $(114,000)      $ 171,000
                                              =========   =========   =========   =========       =========

(1) Uncollectable accounts written off, net of recoveries.
(2) Sale of subsidiaries' assets.



                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DIALYSIS CORPORATION OF AMERICA



                                     By:  /s/ THOMAS K. LANGBEIN
                                          --------------------------------------
                                              Thomas K. Langbein
                                              CHAIRMAN OF THE BOARD OF DIRECTORS
March 22, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                              Title                               Date
         ---------                              -----                               ----

  /s/ THOMAS K. LANGBEIN            Chairman of the Board of Directors          March 22, 1999
---------------------------
      Thomas K. Langbein

  /s/ BART PELSTRING                President and Director                      March 22, 1999
---------------------------
      Bart Pelstring

  /s/ DANIEL R. OUZTS               Vice President, Treasurer, Chief            March 22, 1999
---------------------------         Financial Officer and Controller
      Daniel R. Ouzts

  /s/ STEPHEN EVERETT               Vice President                              March 22, 1999
---------------------------
      Stephen Everett

  /s/ ROBERT W. TRAUSE              Director                                    March 22, 1999
---------------------------
      Robert W. Trause

  /s/ DR. HERBERT I. SOLLER         Director                                    March 22, 1999
---------------------------
      Dr. Herbert I. Soller

                           ANNUAL REPORT ON FORM 10-K
                   ITEM I, ITEM 14(A) (1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1998
                         DIALYSIS CORPORATION OF AMERICA
                                HIALEAH, FLORIDA

                        FORM 10-K--ITEM 14(a)(1) AND (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8:

                                                                                             Page
                                                                                             ----
    Consolidated Balance Sheets as of December 31, 1998 and 1997.                            F-3

    Consolidated Statements of Operations - Years ended December 31, 1998,
        1997, and 1996.                                                                      F-4

    Consolidated  Statements of Stockholders'  Equity - Years ended December 31,
        1998, 1997 and 1996.                                                                 F-5

    Consolidated  Statements of Cash Flows - Years ended December 31, 1998, 1997
        and 1996.                                                                            F-6

    Notes to Consolidated Financial Statements - December 31, 1998.                          F-7


The following financial statement schedule of Dialysis Corporation of America and subsidiaries is included in Item 14(d):

    Schedule II - Valuation and qualifying accounts.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Dialysis Corporation of America


We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ ERNST & YOUNG LLP

March 22, 1999
Miami, Florida

                         DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     1998            1997
                                                                 ------------    ------------
                         ASSETS
Current assets:
  Cash and cash equivalents                                      $  5,366,837    $  8,102,920
  Marketable securities                                                    --         443,936
  Accounts receivable, less allowance
   of $144,000 at December 31, 1998;
   $52,000 at December 31, 1997                                       460,786         494,163
  Inventories                                                         179,189         113,815
  Prepaid expenses and other current assets                            52,934         156,823
                                                                 ------------    ------------
             Total current assets                                   6,059,746       9,311,657

Property and equipment:
  Land                                                                168,358         168,358
  Buildings and improvements                                        1,404,573       1,402,319
  Machinery and equipment                                           1,381,460         949,749
  Leasehold improvements                                            1,149,300         442,464
                                                                 ------------    ------------
                                                                    4,103,691       2,962,890
  Less accumulated depreciation and amortization                    1,003,995         679,870
                                                                 ------------    ------------
                                                                    3,099,696       2,283,020
Advances to parent                                                    120,865              --
Deferred expenses and other assets                                     68,617          43,088
                                                                 ------------    ------------
                                                                 $  9,348,924    $ 11,637,765
                                                                 ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $    243,968    $     72,531
  Accrued expenses                                                    292,594         370,099
  Current portion of long-term debt                                   175,902         151,844
  Income taxes payable                                                232,306       1,655,164
                                                                 ------------    ------------
           Total current liabilities                                  944,770       2,249,638

Long-term debt, less current portion                                  632,664         564,673
Advances from parent                                                       --         128,727
Minority interest in subsidiaries                                          --         645,809

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; 3,751,344 shares issued:
   3,546,344 shares outstanding in 1998;
   3,651,344 shares outstanding in 1997                                37,513          37,513
  Capital in excess of par value                                    4,044,154       4,008,720
  Retained earnings                                                 4,004,763       4,208,935
  Treasury stock at cost; 205,000 shares at December 31, 1998;
    100,000 shares at December 31, 1997                              (314,940)       (206,250)
                                                                 ------------    ------------
           Total stockholders' equity                               7,771,490       8,048,918
                                                                 ------------    ------------
                                                                 $  9,348,924    $ 11,637,765
                                                                 ============    ============

                 See notes to consolidated financial statements.

                         DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1998           1997           1996
                                                          -----------    -----------   -----------
Revenues:
  Medical service revenue                                 $ 3,552,279    $ 4,375,165   $ 3,830,809
  Gain on sale of subsidiaries' assets                             --      4,430,663            --
  Interest and other income                                   451,656        414,970       305,706
                                                          -----------    -----------   -----------
                                                            4,003,935      9,220,798     4,136,515
Cost and expenses:
  Cost of medical services                                  2,516,239      2,712,527     2,508,323
  Selling, general and administrative expenses              1,847,175      2,155,459     1,577,487
  Interest expense                                             81,531         86,129        86,694
                                                          -----------    -----------   -----------
                                                            4,444,945      4,954,115     4,172,504
                                                          -----------    -----------   -----------

(Loss) income before income taxes and minority interest      (441,010)     4,266,683       (35,989)

Income tax (benefit) provision                               (236,838)     1,699,000            --
                                                          -----------    -----------   -----------

(Loss) income before minority interest                       (204,172)     2,567,683       (35,989)

Minority interest in income (loss)
  of consolidated subsidiaries                                     --        574,303       (13,028)
                                                          -----------    -----------   -----------

            Net (loss) income                             $  (204,172)   $ 1,993,380   $   (22,961)
                                                          ===========    ===========   ===========

(Loss) earnings per share:
   Basic                                                  $      (.06)   $       .56   $      (.01)
                                                          ===========    ===========   ===========
   Diluted                                                $      (.06)   $       .55   $      (.01)
                                                          ===========    ===========   ===========


                          See notes to consolidated financial statements.

                                       DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   CAPITAL IN
                                                     COMMON        EXCESS OF       RETAINED       TREASURY
                                                     STOCK         PAR VALUE       EARNINGS        STOCK            TOTAL
                                                   ---------     ------------     -----------    ----------      -----------
Balance at January 1, 1996                         $  24,328     $    305,997     $ 2,238,516                    $  2,568,841

         Net loss                                                                     (22,961)                        (22,961)

         Net proceeds from security
           offering with issuance of 1,150,000
           common shares                              11,500        3,433,658                                       3,445,158

         Exercise of stock options                        60            8,940                                           9,000
                                                   ---------     ------------     -----------    ----------       -----------

Balance at December 31, 1996                          35,888        3,748,595       2,215,555                       6,000,038

         Net income                                                                 1,993,380                       1,993,380

         Repurchase of 100,000 shares                                                            $ (206,250)         (206,250)

         Exercise of stock options                     1,625          260,125                                         261,750
                                                   ---------     ------------     -----------    ----------       -----------

Balance at December 31, 1997                          37,513        4,008,720       4,208,935      (206,250)        8,048,918

         Net loss                                                                    (204,172)                       (204,172)

         Repurchase of 105,000 shares                                                              (108,690)         (108,690)

         Redemption of minority interest in
           subsidiaries                                                35,434                                          35,434
                                                   ---------     ------------     -----------    ----------       -----------

Balance at December 31, 1998                       $  37,513     $  4,044,154     $ 4,004,763    $ (314,940)      $ 7,771,490
                                                   =========     ============     ===========    ==========       ===========

                                       See notes to consolidated financial statements.

                               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                      1998           1997            1996
                                                                   -----------    -----------    -----------
Operating activities:
  Net (loss) income                                                $  (204,172)   $ 1,993,380    $   (22,961)
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
      Gain on sale of subsidiaries' assets                                  --     (4,430,663)            --
      Depreciation                                                     332,697        278,761        199,315
      Amortization                                                       1,690         11,116         11,235
      Bad debt expense                                                 100,856         36,726        139,802
      Deferred income taxes                                             24,000             --             --
      Gain on sale of securities                                       (12,780)            --             --
      Minority interest                                                     --        574,303        (13,028)
      Stock compensation expense                                            --        322,125             --
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                            (67,479)      (357,280)       (97,487)
        Inventories                                                    (65,374)        (5,223)       (68,325)
        Prepaid expenses and other current assets                       43,825        (12,087)       (64,257)
        Accounts payable                                               171,437        (76,129)      (177,505)
        Accrued expenses                                               (62,505)        58,341        (36,966)
        Income taxes payable                                        (1,422,858)     1,649,164             --
                                                                   -----------    -----------    -----------
          Net cash (used in) provided by operating activities       (1,160,663)        42,534       (130,177)

Investing activities:
  Proceeds from sale of subsidiaries' assets                                --      4,583,662             --
  Redemption of minority interest in subsidiaries                     (385,375)            --
  Additions to property and equipment, net of minor disposals         (904,873)      (631,103)      (159,180)
  Proceeds from sale of securities                                     252,780             --             --
  Deferred expenses and other assets                                   (27,219)       (23,429)       110,904
                                                                   -----------    -----------    -----------
          Net cash (used in) provided by investing activities       (1,064,687)     3,929,130        (48,276)

Financing activities:
  Net proceeds of securities offering                                       --             --      3,445,158
  Advances (to) from parent                                           (249,592)      (240,820)       369,547
  Repurchase of stock                                                 (108,690)      (206,250)            --
  Payments on long-term debt                                          (152,451)      (136,502)      (113,856)
  Exercise of stock options                                                 --          1,625          9,000
  Dividend payments to minority shareholders                                --         (3,966)        (7,467)
                                                                   -----------    -----------    -----------
          Net cash (used in) provided by financing activities         (510,733)      (585,913)     3,702,382
                                                                   -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents                    (2,736,083)     3,385,751      3,523,929

Cash and cash equivalents at beginning of year                       8,102,920      4,717,169      1,193,240
                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of period                         $ 5,366,837    $ 8,102,920    $ 4,717,169
                                                                   ===========    ===========    ===========

                               See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company is in one business segment, kidney dialysis operations, and operates five kidney dialysis centers, four located in Pennsylvania and one in New Jersey, has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients.

CONSOLIDATION

         The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 68.0% owned subsidiary of Medicore, Inc.
(the "Parent").

ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GOVERNMENT REGULATION

         A substantial  portion of the Company's  revenues are  attributable  to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the state in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretations as well as significant regulatory action including fines, penalties, and exclusions from the Medicare and Medicaid programs.

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

MARKETABLE SECURITIES

         The Company follows Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company is required to classify its marketable equity securities as either trading or available for sale. The Company does not purchase equity securities for the purpose of short-term sales; accordingly, its securities are classified as available for sale. Marketable securities are recorded at fair value. The marketable securities at December 31, 1997 resulted from the sale of the Company's Florida operations in October 1997. Since the value of these securities was guaranteed by the purchaser at their

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

originally recorded valuation of $480,000, the $36,064 difference between the market value of $443,936 at December 31, 1997 and the guaranteed value was recorded as a receivable and included in other current assets at December 31, 1997. One-half of these securities were included in the consideration to redeem the 20% minority interest in two of the subsidiaries whose assets were sold in October 1997 and the remaining one-half were sold in 1998.

INVENTORIES

         Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

PROPERTY AND EQUIPMENT

         Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 4 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain on loss is recognized.

LONG-LIVED ASSET IMPAIRMENT

         Pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. The Company, based on current circumstances, does not believe any indicators of impairment are present.

DEFERRED EXPENSES

         Deferred expenses, except for deferred loan costs, are amortized on the straight-line method, over their estimated benefit period ranging to 60 months. Deferred loan costs are amortized over the lives of the respective loans.

INCOME TAXES

         Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

EARNINGS  PER SHARE

         Diluted earning per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

         Following is a reconciliation of amounts used in the basic and diluted computations:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------------
                                                                                   1998           1997          1996
                                                                                -----------    -----------   -----------
         Net (loss) income                                                      $  (204,172)   $ 1,993,380   $   (22,961)
                                                                                ===========    ===========   ===========

         Weighted average shares-denominator basic computation                    3,626,330      3,531,584     3,237,243
         Effect of dilutive stock options:
         Stock options granted November 1995                                             --         86,539            --
                                                                                -----------    -----------   -----------
         Weighted average shares, as adjusted-denominator diluted computation     3,626,330      3,618,123     3,237,243
                                                                                ===========    ===========   ===========

         Earnings (loss) per share:
         Basic                                                                  $      (.06)   $       .56   $      (.01)
                                                                                ===========    ===========   ===========
         Diluted                                                                $      (.06)   $       .55   $      (.01)
                                                                                ===========    ===========   ===========

         In addition to the dilutive stock options included in the reconciliation above, which have an exercise price of $1.50 per share, there were 10,000 medical director options, 2,300,000 common stock purchase warrants and underwriter options to purchase 100,000 shares of common of common stock and 200,000 common stock purchase warrants which have not been included in the earnings per share computation since they are anti-dilutive.

INTEREST AND OTHER INCOME

         Interest and other income is comprised as follows:

                                      YEAR ENDED DECEMBER 31,
                              -----------------------------------
                                1998         1997         1996
                              ---------    ---------    ---------
         Rental income        $ 121,835    $ 119,792    $ 101,161
         Interest income        296,943      227,789      168,950
         Other                   32,878       67,389       35,595
                              ---------    ---------    ---------
                              $ 451,656    $ 414,970    $ 305,706
                              =========    =========    =========

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

                                DECEMBER 31, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

NEW PRONOUNCEMENTS

    In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative In-struments and hedging Activities" (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that those instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consoli-dated financial statements.

NOTE 2--LONG-TERM DEBT

    Long-term debt is as follows:

                                                                                      DECEMBER 31,
                                                                                 1998              1997
                                                                               ---------        ---------
    Mortgage note  secured  by land and  building  with a net book value of
      $414,000 at December 31, 1998.  Monthly principal  payments of
      $3,333 plus interest at 1% over the prime rate through November 2003.    $ 200,040        $ 240,036

    Mortgage note  secured  by land and  building  with a net book value of
      $706,000 at December 31, 1998.  Monthly principal  payments of
      $2,667 plus interest at 1% over the prime rate through November 2003.      159,960          191,963

    Equipment financing agreement secured by equipment with a net book value of $487,000 at December  31,  1998.  Monthly  payments totaling  $8,582 as of December  31, 1998 as  described  below
      pursuant  to,  various  schedules,   including  principal  and
      interest, with interest at rates ranging from 5.47% to 11.84%.             448,566          284,518
                                                                               ---------        ---------
                                                                                 808,566          716,517
      Less current portion                                                       175,902          151,844
                                                                               ---------        ---------
                                                                               $ 632,664        $ 564,673
                                                                               =========        =========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 2--LONG-TERM DEBT--CONTINUED

    The equipment financing agreement provides financing for kidney dialysis machines for the Company's facilities in Pennsylvania and New Jersey and was amended in 1996 to include equipment for the Company's Florida facility. The initial principal balance was approximately $195,000. Additional financing totaled approximately $124,000 in 1996, $190,000 in 1997 and $245,000 in 1998.
In conjunction with the Company's sale of its Florida dialysis operations on October 31, 1997, the purchaser assumed approximately $112,000 of these financing obligations. Payments under the agreement are pursuant to various schedules extending through October 2003. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows".

    The prime rate was 7.75% as of December 31, 1998 and 8.50% as of December 31, 1997.

    Scheduled maturities of long-term debt outstanding at December 31, 1998 are approximately: 1999-$176,000; 2000-$197,000; 2001-$177,000; 2002-$153,000;
2003-$106,000;. Interest payments on the above debt amounted to approximately $64,000 in 1998, $77,000 in 1997, and $73,000 in 1996, respectively.

    The Company's various debt agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, rent commitments, additional indebtedness and prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios. In 1998, the Company was in default of certain covenants relating to its mortgage agreements totaling $360,000. The covenants principally related to debt service ratio requirements for which the lender has waived compliance through December 31, 1998.

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

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       DECEMBER 31,
                                                    ------------------
                                                     1998       1997
                                                    -------    -------
    Deferred tax liabilities:
      Depreciation                                  $    --    $27,000
                                                    -------    -------
          Total deferred tax liabilities                 --     27,000
    Deferred tax assets:
      Depreciation                                    3,000         --
      Amortization                                    8,000     18,000
      Accrued expenses                               15,000     13,000
      Bad debt allowance                             54,000     20,000
                                                    -------    -------
          Total deferred tax assets                  80,000     51,000
      Valuation allowance for deferred tax assets   (80,000)        --
                                                    -------    -------
      Net deferred tax asset                        $    --    $24,000
                                                    =======    =======

    A valuation allowance has been provided that fully offsets the deferred tax asset recorded at December 31, 1998 as management believes that it is more likely than not that, based on the weight of the available evidence, the deferred tax asset will not be realized.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 3--INCOME TAXES--CONTINUED

    Significant components of the income tax provision (benefit) are as follows:

                            1998               1997
                         -----------       -----------
        Current:
          Federal        $  (301,000)      $ 1,488,000
          State               40,162           235,000
                         -----------       -----------
                            (260,838)        1,723,000

        Deferred              24,000           (24,000)
                         -----------       -----------
                         $  (236,838)      $ 1,699,000
                         ===========       ===========

    The reconciliation of income tax attributable to income (loss) before income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) is:

                                                                      YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                               1998           1997            1996
                                                            -----------    -----------    -----------
        Statutory tax rate (34%) applied to income (loss)
          before income taxes                               $  (149,943)   $ 1,450,700    $   (12,200)
        Adjustments due to:
          State taxes, net of federal benefit                    25,049        155,200         (1,300)
          Change in valuation allowance                          80,000        (17,300)       230,000
          Benefits of net operating losses                           --             --       (213,000)
          Non-deductible items                                    2,973          2,900             --
          Prior year tax return accrual adjustment             (194,917)       107,500         (3,500)
                                                            -----------    -----------    -----------
                                                            $  (236,838)   $ 1,699,000    $        --
                                                            ===========    ===========    ===========

         Income tax payments were approximately $1,162,000 in 1998, $50,000 in 1997 with no payments in 1996.

NOTE 4--TRANSACTIONS WITH PARENT

    The Parent provides certain administrative services to the Company including office space and general accounting assistance. These expenses and all other central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $240,000 for each of the years ended December 31, 1998, 1997 and 1996.

    As of December 31, 1998, the Company had an intercompany advance receivable from the Parent of approximately $121,000 and at December 31, 1997 had an intercompany advance payable to the Parent of approximately $129,000, respectively both of which bore interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $1,000 for the year ended December 31, 1998. Interest on the intercompany advance payable amounted to approximately $6,000 and $7,000 for the years ended December 31, 1998 and December 31, 1997, respectively. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable from the Parent prior to January 1, 2000, and therefore, the advance has been classified as long-term at December 31, 1998.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

    For the years ended December 31, 1998, 1997 and 1996, respectively, the Company paid premiums of approximately $124,000, $87,000 and $80,000 for insurance obtained through two persons, one a director of the Company and the Parent, and the other a relative of an officer and director of the Company and the Parent.

    For the years ended December 31, 1998, 1997 and 1996, respectively, legal fees of $80,000 , $61,000 and $63,000 were paid to an attorney who acts as counsel and Secretary for the Company and the Parent.

NOTE 6--STOCK OPTIONS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as is discussed below, the alternative fair value accounting provided for under Financial Accounting Standard Board Statement No. 123 "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

    In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, and employees and consultants of which 4,500 options were outstanding at December 31, 1998. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, the board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. On December 31, 1997 162,500 options were exercised by officers for which the Company received cash payments of the par value and the Company forgave the remaining balance due and recorded compensation expense of approximately $322,000.

    In August 1996, the board of directors granted options to medical directors of its kidney dialysis centers, of which 10,000 options were outstanding at December 31, 1998. These options vested immediately and were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share, except the exercise price of 5,000 of the options was reduced to $2.25 per share, the fair market value on June 10, 1998.

    Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a
Black-Scholes option pricing model with the following weighted-average assumptions for options granted/modified during 1998 and the options granted during 1996, respectively: risk-free interest rates of 5.55% and 5.75%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .93 for the 1998 options and .50 for the 1996 options; and a weighted-average expected life of the options of 2.0 years for options granted/modified in 1998 and 1.5 years for the 1996 options.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 6 --STOCK OPTIONS--CONTINUED

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period, and since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options. No pro forma information is provided for 1997 as no options were granted. The Company's pro forma information follows:

                                            1998                1996
                                         ----------          ---------
    Pro forma net loss                   $ (209,039)         $ (35,051)
                                         ==========          =========
    Pro forma loss per share             $     (.06)         $    (.01)
                                         ==========          =========

     A summary of the Company's stock option activity, and related information for the options issued in 1998, 1996 and 1995 follows:

                                                      1998                        1997                       1996
                                            ------------------------   -------------------------- ---------------------------
                                                    WEIGHTED-AVERAGE             WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                            OPTIONS  EXERCISE PRICE    OPTIONS    EXERCISE PRICE  OPTIONS     EXERCISE PRICE
                                            ------- ----------------   -------   ---------------- -------    ----------------
Outstanding-beginning of year                29,000                    209,000                    210,000
Granted                                      10,000       $2.25             --                     15,000         $4.75
Cancellations                                (5,000)       4.75             --                         --
Exercised                                        --                   (162,500)        $1.50       (6,000)         1.50
Forfeited                                        --                         --                         --
Expired                                     (14,500)       1.50        (17,500)         2.43      (10,000)         1.50
                                            -------                   --------                    -------
Outstanding-end of year                      19,500                     29,000                    209,000
                                            =======                   ========                    =======

Outstanding and exercisable
   at end of year
   November 1995 options                      4,500        1.50         19,000          1.50      194,000          1.50
   August 1996 and June 1998 options         10,000        2.25         10,000          4.75       15,000          4.75
   August 1996 options                        5,000        4.75             --                         --
                                            -------                   --------                    -------
                                             19,500                     29,000                    209,000
                                            =======                   ========                    =======
Weighted-average fair value of options
granted during the year                     $   .79                                               $  1.30
                                            =======                                               =======

    The remaining contractual life at December 31, 1998 is 4.4 years, .6 years and 1.9 years for the options issued in June 1998, August 1996 and November 1995, respectively.

    The Company has 2,619,500 shares reserved  for  future  issuance, including:
2,300,000 shares for Warrants; 9,500 shares under the 1995 plan; 10,000 shares for 1996 options; and 300,000 shares for underwriter options.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 7--COMMON STOCK

    The Company completed a public offering of common stock and warrants during the second quarter of 1996, providing it with net proceeds of approximately $3,445,000.

    Pursuant to the offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters overallotment option, and there are 2,300,000 redeemable common stock purchase warrants issued to purchase one common share each at an exercise price of $4.50 exercisable from April 17, 1997 through October 16, 1999, pursuant to an extension in March 1999 of the original expiration date of April 16, 1999. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8--COMMITMENTS

    The Company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 1998 are approximately:
1999-$202,000 ; 2000-$182,000 ;  2001-$188,000 ; 2002-$174,000 ;  2003-$143,000.
Total rent expense was approximately $49,000, $73,000 and $65,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Effective  January 1, 1997,  the Company  established a 401(k)  savings plan
(salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The Company has made no contributions under this plan as of December 31, 1998.

NOTE 9--SALE OF SUBSIDIARIES' ASSETS

    On October 31, 1997, the Company concluded a sale ("Sale") of substantially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis
Medical, Inc. ("DMI") (Florida Method 2 home patient operations), and an in-patient hospital service agreement of its 100% owned subsidiary, DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock which the purchaser has agreed to register within one year. Provided that the shares are sold within 30 days of their registration, the purchaser agreed to make up any difference by which the sales proceeds were less than $480,000 in cash or additional registered shares of the purchaser at its discretion. These shares were carried at their market value of approximately $444,000 at December 31, 1997 with the difference between the guaranteed value and the market value reflected as a receivable from the purchaser. In February 1998, the Company acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold. The purchase price, totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.

    The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and its Parent, to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses amounted to approximately $125,000 for the year ended December 31, 1997. No assumption has been

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1998

NOTE 9--SALE OF SUBSIDIARIES' ASSETS--CONTINUED

included in the pro forma information as to investment income to be realized from investment of the proceeds of the sale.

    The summary pro forma financial information, which excludes the gain on the Sale, is not necessarily representative of what the Company's results of opera-tions would have been if the Sale had actually occurred as of January 1, 1996 and may not be indicative of the Company's operating results for any future periods.

                                              SUMMARY PRO FORMA INFORMATION
                                                  YEAR ENDED DECEMBER 31,
                                                  1997                1996
                                              -----------         -----------
                  Total revenue               $ 3,079,000         $ 2,102,000
                  Net loss                    $  (530,000)        $  (422,000)
                                              ===========         ===========

                  Loss per share:
                  Basic                       $      (.15)        $      (.13)
                                              ===========         ===========
                  Diluted                     $      (.15)        $      (.13)
                                              ===========         ===========

    The Company recorded a gain on the Sale of approximately $2,747,000, representing a pre-tax gain of $4,431,000, net of estimated income taxes of approximately $1,684,000, of which approximately $537,000 of the net after tax gain relates to the 20% minority interest in two of the subsidiaries whose assets were sold. This gain is not reflected in the above pro forma information.

NOTE 10--REPURCHASE OF COMMON STOCK

    In September 1998, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices after having acquired 100,000 shares in June 1997 for approximately $206,000. The Company repurchased 105,000 shares for approximately $109,000 during 1998.

NOTE 11--CAPITAL EXPENDITURES

    Capital expenditures were as follows:

                     1998               1997             1996
                  ----------         ----------       ----------
                  $1,149,372         $  825,427       $  386,502
                  ==========         ==========       ==========