Form 10-Q
period 1999-03-31
DIALYSIS CORP OF AMERICA
filed 1999-05-14
CIK 201653

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,546,344 shares as of April 30, 1999.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
              ------------------------------------------------

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 1999 and March 31, 1998 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  ---------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 1999 and March 31, 1998.

     2) Consolidated Condensed Balance Sheets as of March 31, 1999 and Decem-ber 31, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
Results of Operations
---------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                     PART I  --  FINANCIAL INFORMATION
                     =================================

Item 1. Financial Statements

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                     Three Months Ended
                                                          March 31,
                                                  ------------------------
                                                      1999         1998
                                                      ----         ----
Revenues:
  Medical service revenue                         $ 1,167,355   $  818,311
  Interest and other income                            87,769      126,727
                                                  -----------   ----------
                                                    1,255,124      945,038

Cost and expenses:
  Cost of medical services                            865,910      586,076
  Selling, general and administrative expenses        591,360      455,890
  Interest expense                                     17,026       19,232
                                                  -----------   ----------
                                                    1,474,296    1,061,198
                                                  -----------   ----------

Loss before income taxes                             (219,172)    (116,160)

Income tax benefit                                    (72,000)     (39,000)
                                                  -----------   ----------

Net loss                                          $  (147,172)  $  (77,160)

Loss per share:
  Basic                                              $(.04)        $(.02)
                                                     =====         =====
  Diluted                                            $(.04)        $(.02)
                                                     =====         =====

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,    December 31,
                                                     1999         1998(A)
                                                     ----         -------
                                                  (Unaudited)
                ASSETS
Current assets:
  Cash and cash equivalents                       $4,722,335    $5,366,837
  Accounts receivable, less allowance
   of $173,000 at March 31, 1999;
   $144,000 at December 31, 1998                     587,851       460,786
  Inventories                                        170,660       179,189
  Prepaid expenses and other current assets           81,953        52,934
                                                  ----------    ----------
        Total current assets                       5,562,799     6,059,746

Property and equipment:
  Land                                               168,358       168,358
  Buildings and improvements                       1,408,999     1,404,573
  Machinery and equipment                          1,569,129     1,381,460
  Leasehold improvements                           1,223,462     1,149,300
                                                  ----------    ----------
                                                   4,369,948     4,103,691
  Less accumulated depreciation and amortization   1,113,621     1,003,995
                                                  ----------    ----------
                                                   3,256,327     3,099,696
Advances to parent                                    71,535       120,865
Deferred expenses and other assets                    64,265        68,617
                                                  ----------    ----------
                                                  $8,954,926    $9,348,924
                                                  ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  130,379    $  243,968
  Accrued expenses                                   348,385       292,594
  Current portion of long-term debt                  171,928       175,902
  Income taxes payable                                   ---       232,306
                                                  ----------    ----------
        Total current liabilities                    650,692       944,770

Long-term debt, less current portion                 679,916       632,664

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; 3,751,344 shares issued:
   3,546,344 shares outstanding                       37,513        37,513
  Capital in excess of par value                   4,044,154     4,044,154
  Retained earnings                                3,857,591     4,004,763
  Treasury stock at cost; 205,000 shares            (314,940)     (314,940)
                                                  ----------    ----------
        Total stockholders' equity                 7,624,318     7,771,490
                                                  ----------    ----------
                                                  $8,954,926    $9,348,924
                                                  ==========    ==========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission in March 1999.

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     1999         1998
                                                     ----         ----
Operating activities:
  Net loss                                        $ (147,172)   $  (77,160)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation                                     109,891        69,708
    Amortization                                         422           422
    Bad debt expense                                  20,368        28,964
    Increase (decrease) relating to operating
     activities from:
      Accounts receivable                           (147,433)       36,062
      Inventories                                      8,529        13,634
      Prepaid expenses and other current assets      (29,019)       20,033
      Accounts payable                              (113,589)      (30,284)
      Accrued expenses                                55,791         7,567
      Income tax payable                            (232,306)   (1,579,000)
                                                  ----------    ----------
        Net cash used in operating activities       (474,518)   (1,510,054)

  Investing activities:
   Redemption of minority interest in
    subsidiaries                                         --       (385,375)
   Additions to property and equipment, net
    of minor disposals                              (177,422)      (19,083)
   Deferred expenses and other assets                  3,930      (117,202)
                                                  ----------    ----------
        Net cash used in investing activities       (173,492)     (521,660)

  Financing activities:
   Advances (to) from parent                          49,330        65,037
  Payments on long-term debt                         (45,822)      (36,409)
                                                  ----------    ----------
        Net cash provided by financing activities      3,508        28,628

Decrease in cash and cash equivalents               (644,502)   (2,003,086)

Cash and cash equivalents at beginning of period   5,366,837     8,102,920
                                                  ----------    ----------

Cash and cash equivalents at end of period        $4,722,335    $6,069,834
                                                  ==========    ==========

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 68% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1999          1998
                                                     ----          ----
     Rental income                                $  32,487     $  32,372
     Interest income                                 51,991        91,893
     Other income                                     3,291         2,462
                                                  ---------     ---------
                                                  $  87,769     $ 126,727
                                                  =========     =========

Earnings per Share

     Diluted earning per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 1999 or for the same period of the preceding year, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                    Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                     1999         1998
                                                     ----         ----
     Net (loss) income                            $ (147,172)   $  (77,160)
                                                  ==========    ==========

     Weighted average shares                       3,546,344     3,651,344
                                                   =========     =========

      Loss per share:
      Basic                                          $(.04)        $(.02)
                                                     =====         =====
      Diluted                                        $(.04)        $(.02)
                                                     =====         =====

     The Company has various potentially dilutive securities, including stock options and warrants. See Notes 6 and 7.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1999
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Income

     In 1998, the Company adopted Financial Accounting Standards Board State-ment No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive loss consists of the net loss for the three months ended March 31, 1999, and for the same period of the preceding year included the net loss and an unrealized securities gain.

                                                    Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                     1999          1998
                                                     ----          ----
     Net loss                                     $(147,172)    $ (77,160)
     Other comprehensive income:
     Unrealized gain on marketable securities,
      net of tax                                        ---        14,636
                                                  ---------     ---------
     Comprehensive loss                           $(147,172)    $ (62,524)
                                                  =========     =========

Reclassifications

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recog-nized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months ended March 31, 1999 and March 31, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary
to present fairly the earnings for such periods.   Operating results for the
three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1998.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 March 31, 1999
                                  (Unaudited)

NOTE 3--LONG TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $149,000 and $160,000 at March 31, 1999 and December 31, 1998, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $187,000 and $200,000 at March 31, 1999 and December 31, 1998, respectively.

     The Company has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.13% to 11.84% pursuant to various schedules extending through February 2005. Additional financing of $90,000 and $17,000 during the three months ended March 31, 1999 and March 31, 1998, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95.
The remaining principal balance under this agreement amounted to approxi-mately $516,000 and $449,000 at March 31, 1999 and December 31, 1998,
respectively.

     The prime rate was 7.75% as of March 31, 1999 and December 31, 1998.

     Interest payments on long-term debt amounted to approximately $15,000 for the three months ended March 31, 1999 and $17,000 for the same period of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

     Income tax payments amounted to $216,000 for the three months ended March 31, 1999 and $1,540,000 for the same period of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance, the costs of which are allocated on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 for the three months ended March 31, 1999, and $60,000 for the same period of the preceding year.

     The Company has an intercompany advance receivable from the Parent of approximately $72,000 and $194,000 at March 31, 1999 and December 31, 1998, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approxi-mately $1,000 for the three months ended March 31, 1999 and interest expense on an intercompany advance payable to the Parent amounted to approximately $2,000 for the three months ended March 31, 1998. Interest on intercompany balances is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to April 1, 2000; therefore, the advance has been classified as long-term at March 31, 1999.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 March 31, 1999
                                   (Unaudited)

NOTE 6--STOCK OPTIONS

     In November 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 4,500 options were outstanding at March 31, 1999. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998 the board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

     In August 1996, the board of directors granted 15,000 options to the medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at March 31, 1999. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

NOTE 7--COMMON STOCK

     Pursuant to a 1996 public offering, 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters' over-allotment option, and there are 2,300,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $4.50 originally exercisable through April 16, 1999 but extended to October 16, 1999. The underwriters received options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exer-cisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997 the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of March 31, 1999.

NOTE 9--SALE OF SUBSIDIARIES' ASSETS

     On October 31, 1997, the Company concluded a sale ("Sale") of its Florida operations consisting of the assets of two subsidiaries and an inpatient agreement of another subsidiary pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock. In February 1998, the Company acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold for an aggregate of $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. The remaining shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 March 31, 1999
                                   (Unaudited)

NOTE 10--REPURCHASE OF COMMON STOCK

     In September 1998, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices after having acquired 100,000 shares in June 1997 for $206,000. The Company repurchased 105,000 shares for approximately $109,000 during 1998. The Company did not repurchase any additional shares during the first quarter of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the future of the Company's growth and operations, the character and development of the dialysis industry, antici-pated revenues, the Company's need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodical-ly in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective on April 17, 1996). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Essential to the Company is Medicare reimbursement which is a fixed rate determined by the Health Care Financing Administration ("HCFA"). The level of the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment reimbursement rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates.

     The dialysis industry is highly competitive and subject to extensive regulation. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists who normally are the sole source of patients for and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company opened a center in Carlisle, Pennsylvania in July 1997. It opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in Chambersburg, Pennsylvania during the first quarter of 1999. Another center in New Jersey is in the planning and rchitectural stage, with a medical director agreement having been executed. There is no certainty as to when the new center will commence operations, or the number of stations or patient treatments which will result, or if the new center will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

Year 2000 Readiness

     The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized informa-tion systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments and has basically evaluated its computerized systems and equip-ment, and communicated with its major vendors, and has made the operations of the Company Year 2000 compliant.

     One of the most significant risks in the Company's operations with respect to the upcoming millenium change relates to billing and collection from third-party payors, and, in particular, Medicare. The Company receives a substantial portion of its revenues from Medicare for treatment of dialysis patients and related services. HCFA, through whom the Medicare program and payments are effected, has indicated it has done and continues to accomplish all it can to insure the Medicare ESRD program continues operating smoothly and that dialysis providers, like the Company, may continue to timely bill electronically for patient services with Medicare payments to be made timely. In 1998, the Company installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatibility. The software designer has successfully tested the software for Year 2000 compliance and the Company initiated its electronic Medicare billing in January, 1999 without any problems. Other third-party payors, such as insurance companies, are presently and will continue to be billed with hard copy. The costs of the software modifications have been minimal, approximately $1,000, and the Company does not anticipate that any costs involved in any future Year 2000 compliance will be material or that they will have a material adverse effect on its business.

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

     In addition to addressing its own internal software system, the Company has communicated with all its suppliers, service providers and other key third parties, including payroll system providers, banks, hospitals and insurance companies with whom it deals to determine the extent of their Year 2000 compliance, what actions they are taking to assess and address that issue, and whether they will be compliant by the end of 1999. To the extent such third parties are materially adversely affected by the Year 2000 issue and their problem has not been timely corrected, the Company's opera-tions could be affected. The Company has received written assurance from many of these third parties indicating that they are Year 2000 compliant or are working on it and expect to be by the end of 1999, and that the crucial supplies and services that are necessary to the Company's operation and patient treatment including drug and chemical supplies, utilities, cable, waste removal, water and sewer services will not be affected by the millenium change.

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

Results of Operations

     Medical service revenue increased approximately $349,000 (43%) during the three months ended March 31, 1999 compared to the same period of the preceding year. This increase reflected increased revenues of the Company's Pennsylvania dialysis centers of approximately $264,000 for the three months ended March 31, 1999, including revenues of approximately $144,000 for the Company's Chambersburg, Pennsylvania dialysis center which commenced opera-tions in January 1999. Also included in the increase in revenues are revenues of approximately $85,000 from the Manahawkin, New Jersey center which commenced operations in the fourth quarter of 1998. Although the operations of the new centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Interest and other income decreased approximately $39,000 for the three months ended March 31, 1999 compared to the same period of the preceding year largely due to a decrease in interest earned as a result of a decrease in invested funds.

     Cost of medical services sales increased to 74% for the three months ended March 31, 1999 compared to 72% for the same period of the preceding year reflecting operations of the Company's new dialysis centers which are still in their developmental stage.

     Selling, general and administrative expenses increased approximately $135,000 for the three months ended March 31, 1999 compared to the same period of the preceding year. This increase reflected the commencement of operations at the Company's new dialysis centers and the cost of increased support functions.

     Interest expense decreased approximately $2,000 for the three months ended March 31, 1999 compared to the same period of the preceding year as a result of reduced average outstanding borrowings and lower interest rates.

Liquidity and Capital Resources

     Working capital totaled $4,912,000 at March 31, 1999, which reflected a decrease of approximately $203,000 during the three months ended March 31, 1999. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $645,000 , which included net cash used in operating activities of $474,000, net cash used in investing activities of $173,000 (including additions to property and equipment of $177,000, primarily related to new centers), and net cash provided by financing activities of $3,000 (including a decrease in the advances to the Parent of $49,000, and debt repayments of $46,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $336,000 and $360,000 at March 31, 1999 and December 31, 1998, respectively. The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining balance of $516,000 and $449,000 at March 31, 1999 and December 31, 1998, respectively, which included additional equipment financing of approximately $90,000 and $17,000 during the three months ended March 31, 1999 and March 31, 1998, respectively. See Note 3 to "Notes to Consolidated Condensed Financial Statements".

     The Company believes that current levels of working capital, will enable it to successfully meet its liquidity demands for at least the next twelve months.

     The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering in 1996 and sale of its Florida dialysis operations in 1997. The Company opened its fifth center in Chambersburg, Pennsylvania in January 1999. The professional corporation providing medical director services to the Manahawkin, New Jersey center and the professional association which is to provide medical director services to the other New Jersey center presently in the planning and architectural stage have a 20% interest in those subsidiaries. No assurance can be given that the Company will be successful in implementing its growth strategy or that the funds from its securities offering and Florida dialysis operations sale will be adequate or that sufficient outside financing would be available to fund expansion. See Notes 7 and 9 to "Notes to Consolidated Condensed Financial Statements".

New Accounting Pronouncement

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

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

                        PART II--OTHER INFORMATION
                        -------  -----------------


Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits

          Part I Exhibits

            (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

            (10)  None


     (b)  Reports on Form 8-K

          Form 8-K, Current Report, Item 5, "Other Events" relating to the extension of the exercise period of the Company's 2,300,000 outstanding redeemable common stock purchase warrants from April 16, 1999 to October 16, 1999 was filed on March 9, 1999. No financial statements were filed.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                           /s/ Daniel R. Ouzts

                                       By:---------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Chief
                                          Financial Officer

Dated: May 14, 1999

                                  EXHIBIT INDEX

Exhibit
   No.
-------

Part I   Exhibits

         (27) Financial Data Schedule (for SEC use only)