Form 10-Q
period 1999-06-30
DIALYSIS CORP OF AMERICA
filed 1999-08-13
CIK 201653

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-8527
                       ------


                        DIALYSIS CORPORATION OF AMERICA
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                       59-1757642
----------------------------                         -------------------
(State or other jurisdiction                           (IRS Employer
      of incorporation)                              Identification No.)


      27 Miller Avenue, Lemoyne, Pennsylvania            17043
     ----------------------------------------         ----------
     (Address of principal executive offices)         (Zip Code)


                            (717) 730-6164
         ---------------------------------------------------
         (Registrant's telephone number, including area code)


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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,546,344 shares as of July 31, 1999.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                 ------------------------------------------------

                                    INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 1999 and June 30, 1998 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 1999 and June 30, 1998.

     2) Consolidated Condensed Balance Sheets as of June 30, 1999 and December 31, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998.

     4)  Notes to Consolidated Condensed Financial Statements as of June 30,
         1999.

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

                          PART I -- FINANCIAL INFORMATION
                          -------------------------------

Item 1. Financial Statements
------  --------------------

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                                ------------------          ------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
Revenues:
  Medical service revenue                    $1,454,959    $  815,503    $2,622,314    $1,633,814
  Interest and other income                     102,652       113,588       190,421       240,315
                                             ----------    ----------    ----------    ----------
                                              1,557,611       929,091     2,812,735     1,874,129

Cost and expenses:
  Cost of medical services                    1,019,413       596,101     1,885,323     1,182,177
  Selling, general and
    administrative expenses                     845,237       465,622     1,436,597       921,512
  Interest expense                               16,559        20,295        33,585        39,527
                                             ----------    ----------    ----------    ----------
                                              1,881,209     1,082,018     3,355,505     2,143,216
                                             ----------    ----------    ----------    ----------

Loss before income taxes                       (323,598)     (152,927)     (542,770)     (269,087)

Income tax benefit                              (41,000)      (51,000)     (113,000)      (90,000)
                                             ----------    ----------    ----------    ----------

Net loss                                     $ (282,598)   $ (101,927)   $ (429,770)   $ (179,087)
                                             ==========    ==========    ==========    ===========

Loss per share:
  Basic                                         $(.08)        $(.03)        $(.12)        $(.05)
                                                =====         =====         =====         =====
  Diluted                                       $(.08)        $(.03)        $(.12)        $(.05)
                                                =====         =====         =====         =====
</TABLE<

See notes to consolidated condensed financial statements.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                           June 30,    December 31,
                                                                             1999         1998(A)
                                                                         -----------   ------------
                                                                         (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents                                              $ 4,547,485   $ 5,366,837
  Accounts receivable, less allowance of $185,000 at
   June 30, 1999; $144,000 at December 31, 1998                              767,846       460,786
  Inventories                                                                182,729       179,189
  Prepaid expenses and other current assets                                  187,915        52,934
                                                                         -----------   -----------
          Total current assets                                             5,685,975     6,059,746

Property and equipment:
  Land                                                                       168,358       168,358
  Buildings and improvements                                               1,418,117     1,404,573
  Machinery and equipment                                                  1,623,409     1,381,460
  Leasehold improvements                                                   1,237,278     1,149,300
                                                                         -----------   -----------
                                                                           4,447,162     4,103,691
  Less accumulated depreciation and amortization                           1,222,737     1,003,995
                                                                         -----------   -----------
                                                                           3,224,425     3,099,696
Advances to parent                                                            13,090       120,865
Deferred expenses and other assets                                            23,718        68,617
                                                                         -----------   -----------
                                                                         $ 8,947,208   $ 9,348,924
                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   162,183   $   243,968
  Accrued expenses                                                           480,334       292,594
  Current portion of long-term debt                                          153,639       175,902
  Income taxes payable                                                           ---       232,306
                                                                         -----------   -----------
          Total current liabilities                                          796,156       944,770

Long-term debt, less current portion                                         650,292       632,664

Minority interest in subsidiaries                                              2,080

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized 20,000,000 shares;
   3,546,344 shares issued and outstanding at June 30, 1999;
   3,751,344 shares issued and 3,546,344 shares outstanding at
   December 31, 1998                                                          35,463        37,513
  Capital in excess of par value                                           3,971,514     4,044,154
  Retained earnings                                                        3,491,703     4,004,763
  Treasury stock at cost; 205,000 shares                                         ---      (314,940)
                                                                         -----------   -----------
          Total stockholders' equity                                       7,498,680     7,771,490
                                                                         -----------   -----------
                                                                         $ 8,947,208   $ 9,348,924
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                             -------------------
                                                                             1999           1998
                                                                             ----           ----
Operating activities:
  Net loss                                                               $  (429,770)  $  (179,087)
  Adjustments to reconcile net loss to net cash used
        in operating activities:
    Depreciation                                                             219,008       140,314
    Amortization                                                                 845           845
    Bad debt expense                                                          45,173        56,709
    Stock option compensation                                                153,000            --
    Increase (decrease) relating to operating activities from:
      Accounts receivable                                                   (352,233)       94,447
      Inventories                                                             (3,540)      (14,660)
    Prepaid expenses and other current assets                               (132,981)       20,311
    Accounts payable                                                         (81,785)       95,052
    Accrued expenses                                                         187,740        16,301
    Income tax payable                                                      (232,306)   (1,630,000)
                                                                         -----------   -----------
          Net cash used in operating activities                             (626,849)   (1,399,768)

Investing activities:
  Redemption of minority interest in subsidiaries                                         (385,375)
  Additions to property and equipment, net of minor disposals               (254,637)     (429,606)
  Sale of minority interest in subsidiaries                                    4,040
  Deferred expenses and other assets                                          44,054        10,153
                                                                         -----------   -----------
          Net cash used in investing activities                             (206,543)     (804,828)

Financing activities:
  Advances from parent                                                       107,775       165,429
  Payments on long-term debt                                                 (93,735)      (77,568)
                                                                         -----------   -----------
          Net cash provided by financing activities                           14,040        87,861
                                                                         -----------   -----------

Decrease in cash and cash equivalents                                       (819,352)   (2,116,735)

Cash and cash equivalents at beginning of period                           5,366,837     8,102,920
                                                                         -----------   -----------
Cash and cash equivalents at end of period                               $ 4,547,485   $ 5,986,185
                                                                         ===========   ===========

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)

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

Government Regulation

     Most of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restric-tions. Although the Company is not aware of any future rate changes, sig-nificant changes in reimbursement rates could have a material effect on the Company's operations. The Company believes that it is presently in compli-ance with all applicable laws and regulations.

Interest and Other Income

     Interest and other income is comprised as follows:

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                ------------------          ------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
     Rental income                           $  35,915     $  34,073     $  68,402     $  66,446
     Interest income                            49,506        75,138       101,497       167,031
     Other income                               17,231         4,377        20,522         6,838
                                             ---------     ---------     ---------     ---------
                                             $ 102,652     $ 113,588     $ 190,421     $ 240,315
                                             =========     =========     =========     =========

Earnings per Share

     Diluted earning per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 1999 or for the same periods of the preceding year, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                ------------------          ------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----

     Net loss                                $(282,598)    $(101,927)    $(429,770)    $(179,087)
                                             =========     =========     =========     =========
     Weighted average shares                 3,546,344     3,651,344     3,546,344     3,651,344
                                             =========     =========     =========     =========
     (Loss) earnings per share:
       Basic                                   $(.08)        $(.03)        $(.12)        $(.05)
                                               =====         =====         =====         =====
       Diluted                                 $(.08)        $(.03)        $(.12)        $(.05)
                                               =====         =====         =====         =====

The Company has various potentially dilutive securities, including stock options and warrants. See Notes 6 and 7.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Income

     In 1998, the Company adopted Financial Accounting Standards Board State-ment No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive loss consists of the net loss for the three months and six months ended June 30, 1999, and for the same period of the preceding year included the net loss and an unrealized securities gain.

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                ------------------          ------------------
                                                1999          1998          1999          1998
                                                ----          ----          ----          ----
     Net loss                                $(282,598)    $(101,927)    $(429,770)    $(179,087)
     Other comprehensive income:
     Unrealized gain on marketable
       securities, net of tax                                 26,063                      40,699
                                             ---------     ---------     ---------     ---------
     Comprehensive loss                      $(282,598)    $ (75,864)    $(429,770)    $(138,388)
                                             =========     =========     =========     =========

Reclassifications

     Certain reclassifications have been made to the 1998 financial state-ments to conform to the 1999 presentation.

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and six months ended June 30, 1999 and June 30, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended June 30, 1999 are not neces-sarily indicative of the results that may be expected for the entire year ending December 31, 1999.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 3--LONG TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $141,000 and $160,000 at June 30, 1999 and December 31, 1998, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $177,000 and $200,000 at June 30, 1999 and December 31, 1998, respectively.

     The Company has an equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.13% to 11.84% pursuant to various schedules extending through February 2005. Additional financing of $90,000 and $185,000 during the six months ended
June 30, 1999 and June 30, 1998, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95.
The remaining principal balance under this agreement amounted to approxi-mately $486,000 and $449,000 at June 30, 1999 and December 31, 1998,
respectively.

     The prime rate was 7.75% as of June 30, 1999 and December 31, 1998.

     Interest payments on long-term debt amounted to approximately $16,000 and $31,000 for the three months and six months ended June 30, 1999 and $17,000 and $34,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differ-ences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

     Income tax payments (refunds) amounted to $(4,000) and $212,000 for the three months and six months ended June 30, 1999 and $1,540,000 for the six months ended June 30, 1998 with no such payments or refunds for the three months ended June 30, 1998.

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance, the costs of which are allocated on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 1999, and $60,000 and $120,000 for the same periods of the preceding year.

     The Company has an intercompany advance receivable from the Parent of approximately $13,000 and $121,000 at June 30, 1999 and December 31, 1998, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approxi-mately $500 and $1,500 for the three months and six months ended June 30, 1999 and interest expense on an intercompany advance payable to the Parent amounted to approximately $3,000 and $5,000 for the three months and six months ended June 30, 1998. Interest on intercompany balances is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to July 1, 2000; therefore, the advance has been classified as long-term at June 30, 1999.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 6--STOCK OPTIONS

     In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 365,000 options exercisable through April 20, 2000 and 435,000 options exercisable through April 20, 2004. The Company recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25.

     In November 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 4,500 options were outstanding at June 30, 1999. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998 the board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

     In August 1996, the board of directors granted 15,000 options to the medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at June 30, 1999. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

NOTE 7--COMMON STOCK

     Pursuant to a 1996 public offering, 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters' overallotment option, and there are 2,300,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to October 16, 1999. The underwriters received options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share through April 16, 2001.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997 the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contri-butions under this plan as of June 30, 1999.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                June 30, 1999
                                 (Unaudited)

NOTE 10--REPURCHASE OF COMMON STOCK

     In September 1998, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices after having acquired 100,000 shares in June 1997 for $206,000.
The Company repurchased 105,000 shares for approximately $109,000 during 1998. The Company did not repurchase any additional shares during the first half of 1999. All treasury shares were cancelled during the second quarter of 1999 resulting in reductions of $2,050 in common stock, $229,560 in capital in excess of par value and $83,290 in retained earnings.

NOTE 11--PROPOSED MERGER AND ACQUISITION

     On June 4, 1999, the Company entered into a letter of intent with its Parent and MainStreet IPO, LLC, a newly organized company which is developing a central website to provide companies with the tools to perform self-under-written offerings of their securities.

     The letter of intent provides for several simultaneous transactions. One, the merger of MainStreet into the Company, which will be the surviving company and will change its name to MainStreet IPO.com or such name as new management will choose and with the MainStreet shareholders to own approximately 80% of the Company. Another simultaneous transaction is the sale of the Company's assets to its Parent in consideration for approximately 90% of the Parent's ownership in the Company, the Parent's assumption of all of the Company's long-term debt and liabilities up to the closing date of the merger, and the Parent's waiver of any cash proceeds assuming exercise of the underwriters' purchase option (assuming full exercise for the common stock and the warrants, see Note 7, represents a potential aggregate of $1,530,000) and upon exercise of the Company's 2,300,000 outstanding warrants (assuming full exercise represents $10,350,000 before expenses or commissions), provided the Parent is entitled to 20% of the net warrant proceeds but not more than $1,000,000.
A third simultaneous transaction is the acquisition by the Company of The CEO Letter, LLC, an affiliate of MainStreet, for 1,000,000 shares of DCA common stock of which 750,000 shares are to be held in escrow subject to certain earnings and revenues performance formulas for The CEO Letter.

     The proposed merger and acquisition transactions are subject to a variety of contingencies, including, among others, the negotiation and completion of merger and acquisition agreements, and shareholder approval exclusive of any vote of Medicore's 68% equity ownership of DCA.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, inten-tions, beliefs and strategies regarding the future of the Company's growth and operations, the character and development of the dialysis industry, anticipated revenues, the Company's need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include the Company's statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting the Company, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond the control of the Company. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective April 17, 1996), and Form S-3, effective July 1, 1999, and as amended or supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Essential to the Company is Medicare reimbursement which is a fixed rate determined by the Health Care Financing Administration ("HCFA"). The level of the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment reimbursement rates, which usually remain fixed and have decreased over the years. There also may be reduc-tions in commercial third-party reimbursement rates.

     The dialysis industry is highly competitive and subject to extensive regulation. There are a variety of anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although the Company has never been challenged under these regulations and believes it complies in all material respects with such laws and regulations, there can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that it will not be required to change its practice or experience material adverse effects as a result of any such challenges or changes. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists who normally are the main source of patients for and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues in negotiations with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company opened a center in Carlisle, Pennsylvania in July 1997. It opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in Chambersburg, Pennsylvania during the first quarter of 1999. Another center in New Jersey is in the planning and architectural stage, with a medical director agreement having been executed. There is no certainty as to when the new center will commence operations, or the number of stations or patient treatments which will result, or if the new center will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

Year 2000 Readiness

     The Year 2000 computer information processing challenge associated with the upcoming millennium change concerns the ability of computerized informa-tion systems to properly recognize date sensitive information, with which many companies, public and private, are faced to ensure continued proper operations and reporting of financial condition. Failure to correct and comply with the Year 2000 change may cause systems that cannot recognize the new date and millenium information to generate erroneous data or to fail to operate. Management is fully aware of the Year 2000 issues, has made its assessments, which included testing each component of software and hardware systems to insure each component operates properly with the date advanced to the year 2000, developing awareness and educating employees and patients regarding the Year 2000 issue and advising them of contingency plans, in case of total operating failure, which would include transferring the patients to our backup hospitals or referring to other non-affiliated dialysis centers. The education phase will be ongoing to assure staff and patients of the nature of the Year 2000 issue and the contingency plans then available.

     We have recently installed a new Year 2000 compliant accounting package, providing us with our own independent system of bookkeeping, accounting and financial records and reducing our reliance on our Parent's system and staff. This new system is currently being tested and cost, for equipment, software and training, approximately $40,000.

     We believe that our operations and systems are currently Year 2000 compliant.

     One of the most significant risks in our operations with respect to the upcoming millenium change relates to billing and collection from third-party payors, and, in particular, Medicare. We receive a substantial portion of our revenues from Medicare for treatment of dialysis patients and related services. HCFA, through whom the Medicare program and payments are effected, has indicated it has done and continues to accomplish all it can to insure the Medicare ESRD program continues operating smoothly and that dialysis providers, like the Company, may continue to timely bill electronically for patient services with Medicare payments to be made timely. In 1998, we installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatibility. The software designer has successfully tested the software for Year 2000 compliance and we initiated electronic Medicare billing in January, 1999 without any problems. Other third-party payors, such as insurance companies, are presently and will continue to be billed with hard copy. The costs of the software modifica-tions have been minimal, approximately $1,000, and we do not anticipate that any costs involved in any future Year 2000 compliance will be material or that they will have a material adverse effect on our business.

     With respect to non-information technology systems, which typically include embedded technology, such as microcontrollers, the major equipment used in patient dialysis treatment is not date sensitive and should not pose any threat of a system breakdown due to the Year 2000 issue. Most of our dialysis equipment is new. We retain technicians who test and maintain dialysis operations equipment.

     In addition to addressing our own internal software system and equip-ment, we have communicated with all of our suppliers, service providers and other key third parties, including banks, hospitals, insurance companies, drug and medical equipment and soft good suppliers, utilities, waste removal and water and sewer services with whom we deal to determine the extent of their Year 2000 compliance, what actions they are taking to assess and address that issue, and whether they will be compliant by the end of 1999. To the extent such third parties are materially adversely affected by the Year
2000 issue and their problem has not been timely corrected, our operations could be affected. We have received written assurance from most of these third parties indicating that they are Year 2000 compliant or are working on it and expect to be by the end of 1999.

     Assuming a worse case scenario that our critical suppliers have a millenium problem and limit, delay or are unable to deliver supplies for patient treatment, which could have a material adverse impact on our business and financial condition, we are identifying other sources of supplies and, if necessary, will overstock certain critical supplies, as well as order several more weeks in advance, request major suppliers to carry more inventory earmarked for us, and maintain specific contacts with those suppliers.

     Another area that could significantly impact our operations in providing dialysis treatment to patients relates to third-party providers, specifically, the utility companies providing water, a necessary resource for dialysis treatments, and electricity. These providers and services are beyond our control, and we do not have a separate generator for electricity nor other sources for water. Should any of these utilities fail to provide services, such would seriously adversely impact our operations and our patients in such affected areas. Our continuing plans to reduce the impact of such utility shortages or outages includes notification to our utilities companies of our dialysis center locations, schedules and emergency services required and a 24-hour contact as well as notification to each of our land-lords to assure access to the facility for our staff and key service providers.

     We may experience material unanticipated negative consequences beginning in the Year 2000 due to Year 2000 problems that have gone undetected. Al-though we believe our assessment and implementation of our Year 2000 issues have been satisfactorily completed, there are many uncertainties involved, which include two primary areas. One is our ability to deal with Year 2000 contingencies that may arise that we were unaware of, and second is how third parties with whom we deal have dealt with the Year 2000 issue. Accordingly, the results of our Year 2000 program and the extent of any impact on our results of operations could vary materially from what we have disclosed. The complexity of the Year 2000 issues does not allow us the ability to predict with any significant accuracy or to qualify its impact upon us for the following reasons:

     o third party systems, whether suppliers, utilities or others, are beyond our control, although critical to our operations, such as water and electrical supply and governmental (HCFA) payors

     o complexity of testing interconnected systems and networks that depend on third-party systems

     o uncertainty of costs we might incur as a result of Year 2000 failures that occur despite implementation of our program to deal with the issues

Results of Operations

     Medical service revenue increased approximately $639,000 (78%) and $989,000 (61%) during the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. This increase reflected increased revenues of the Company's Pennsylvania dialysis centers of approximately $489,000 and $753,000 for the three months and six months ended June 30, 1999, including revenues of approximately $203,000 and $347,000 for the Company's Chambersburg, Pennsylvania dialysis center which commenced operations in January 1999. Also included in the increase in revenues are revenues of approximately $150,000 and $236,000 from the Manahawkin, New Jersey center which commenced operations in the fourth quarter of 1998. Although the operations of the new centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Interest and other income decreased approximately $11,000 and $50,000 for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year largely due to a decrease in interest earned as a result of a decrease in invested funds.

     Cost of medical services sales amounted to 70% and 72% for the three months and six months ended June 30, 1999 compared to 73% and 72% for the same periods of the preceding year reflecting improvements at existing centers which offset higher costs at the Company's new dialysis centers which are still in their developmental stage.

     Selling, general and administrative expenses increased approximately $380,000 and $515,000 for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year. This increase reflected the commencement of operations at the Company's new dialysis centers, and costs in the second quarter of 1999 of approximately $93,000 associated with the Company's decision not to go through with plans to construct a facility in New Jersey, and $153,000 in compensation expense in issuance of stock options in April, 1999 (see Note 6 to "Notes to Consolidated Financial Statements."

     Interest expense decreased approximately $4,000 and $6,000 for the three months and six months ended June 30, 1999 compared to the same periods of the preceding year, which included reductions in interest expense to Medicore of $3,000 and $5,000.

Liquidity and Capital Resources

     Working capital totaled $4,890,000 at June 30, 1999, which reflected a decrease of approximately $225,000 during the six months ended June 30, 1999. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $819,000, which included net cash used in operating activities of $627,000, net cash used in investing activities of $207,000 (including additions to property and equipment of $255,000, primarily related to new centers), and net cash provided by financing activities of $14,000 (including a decrease in the advances to the Parent of $108,000 and debt repayments of $94,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $318,000 and $360,000 at June 30, 1999 and December 31, 1998, respectively. The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties.
See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining balance of $486,000 and $449,000 at June 30, 1999 and December 31, 1998, respectively, which included additional equipment financing of approximately $90,000 and $185,000 during the six months ended June 30, 1999 and June 30, 1998, respectively. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company believes that current levels of working capital, will enable it to successfully meet its liquidity demands for at least the next twelve months.

     The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering in 1996 and sale of its Florida dialysis operations in 1997. The Company opened its fifth center in Chambersburg, Pennsylvania in January 1999. The professional corporation providing medical director services to the Manahawkin, New Jersey center, the professional association which is to provide medical director services to another New Jersey center presently in the planning and architectural stage and the professional corporation providing medical director services to the Carlisle and Chambersburg, Pennsylvania facilities have a 20% interest in those subsidiaries. No assurance can be given that the Company will be successful in implementing its growth strategy or that remaining funds from its securities offering and Florida dialysis operations sale will be adequate or that sufficient outside financing would be available to fund expansion. See Notes 7 and 9 to "Notes to Consolidated Condensed Financial Statements."

New Accounting Pronouncement

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

Proposed Merger and Acquisition

     On June 4, 1999, the Company and its Parent entered into a letter of intent pursuant to which another company would merge into the Company and own approximately 80% of the Company which also provides for a simultaneous sale of the Company's assets to its Parent in consideration for approxi-mately 90% of the Parent's ownership on the Company, the Parent's assumption of the Company's long-term debt and other liabilities, and the Parent's waiver of most proceeds from the potential exercise of outstanding warrants and underwriters' options. See Note 11 to "Notes to Consolidated Condensed Financial Statements."

Impact of Inflation

     Inflationary factors have not had a significant effect on the Company's operations, although the Company has experienced increased costs of health-care salaries and supply costs.

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

                        PART II -- OTHER INFORMATION
                        -------    -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     On June 9, 1999, the annual meeting of shareholders was held to elect four members to the board of directors to serve until the next annual meeting in 2000. Each nominee, Messrs. Thomas K. Lanbein, Bart Pelstring, Dr. Herbert I. Soller and Robert Trause, was elected by a vote of 2,536,122 shares for and no votes against. There were no abstentions and no broker non-votes due to no proxy solicitation since the Parent owns approximately 68% of the voting equity of the Company. Ernst & Young LLP, the Company's independent accountants, were not ratified as the Company's independent accountants for 1999, with no votes for ratification, 68,000 against, and 2,468,122 abstentions. As of August 6, 1999, the Company replaced Ernst & Young LLP with new independent auditors, Wiss & Company, LLP.

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

     (a)  Exhibits

          Part I Exhibits

               (27) Financial Data Schedule (for SEC use only)

          Part II Exhibits

               (10) None


     (b)  Reports on Form 8-K

  There were no reports on Form 8-K for the quarter ended June 30, 1999.


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

Dated: August 13, 1999

                                 EXHIBIT INDEX


Exhibit
   No.
-------

Part I Exhibits

     (27) Financial Data Schedule (for SEC use only)