Form 10-Q
period 1999-09-30
DIALYSIS CORP OF AMERICA
filed 1999-11-12
CIK 201653

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,546,344 shares as of October 31, 1999.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                    INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 1999 and September 30, 1998 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
----    --------------------

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 1999 and September 30, 1998.

     2) Consolidated Condensed Balance Sheets as of September 30, 1999 and December 31, 1998.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 1999.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,                September 30,
                                              -------------------------   -------------------------
                                                  1999          1998          1999          1998
                                                  ----          ----          ----          ----
Revenues:
  Medical service revenue                     $ 1,551,894   $   887,516   $ 4,174,208   $ 2,521,330
  Interest and other income                        89,220       111,275       279,641       351,590
                                              -----------   -----------   -----------   -----------
                                                1,641,114       998,791     4,453,849     2,872,920

Cost and expenses:
  Cost of medical services                      1,045,224       639,615     2,930,547     1,821,792
  Selling, general and administrative
    expenses                                      628,569       469,430     2,065,166     1,390,942
  Interest expense                                 17,302        19,310        50,887        58,837
                                              -----------   -----------   -----------   -----------
                                                1,691,095     1,128,355     5,046,600     3,271,571
                                              -----------   -----------   -----------   -----------

Loss before income taxes                          (49,981)     (129,564)     (592,751)     (398,651)

Income tax benefit                                (12,707)      (97,363)     (125,707)     (187,363)
                                              -----------   -----------   -----------   -----------

     Net loss                                 $   (37,274)  $   (32,201)  $  (467,044)  $  (211,288)
                                              ===========   ===========   ===========   ===========

Loss per share:
     Basic                                      $(.01)         $(.01)        $(.13)       $(.06)
                                                =====          =====         =====        =====
     Diluted                                    $(.01)         $(.01)        $(.13)       $(.06)
                                                =====          =====         =====        =====

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                          September 30, December 31,
                                                                              1999        1998(A)
                                                                          -----------   -----------
                                                                          (Unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents                                               $ 4,208,900   $ 5,366,837
  Accounts receivable, less allowance of $211,000
    at September 30, 1999; $144,000 at December 31, 1998                    1,055,603       460,786
  Inventories                                                                 244,885       179,189
  Prepaid expenses and other current assets                                   203,410        52,934
                                                                          -----------   -----------
          Total current assets                                              5,712,798     6,059,746

Property and equipment:
  Land                                                                        168,358       168,358
  Buildings and improvements                                                1,424,239     1,404,573
  Machinery and equipment                                                   1,699,024     1,381,460
  Leasehold improvements                                                    1,278,896     1,149,300
                                                                          -----------   -----------
                                                                            4,750,517     4,103,691
  Less accumulated depreciation and amortization                            1,333,733     1,003,995
                                                                          -----------   -----------
                                                                            3,236,784     3,099,696
Advances to parent                                                                          120,865
Deferred expenses and other assets                                             23,296        68,617
                                                                          -----------   -----------
                                                                          $ 8,972,878   $ 9,348,924

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   285,367   $   243,968
  Accrued expenses                                                            380,174       292,594
  Current portion of long-term debt                                           195,833       175,902
  Income taxes payable                                                            ---       232,306
                                                                          -----------   -----------
          Total current liabilities                                           861,374       944,770

Long-term debt, less current portion                                          610,815       632,664
Advances from parent                                                           37,203           ---
Minority interest in subsidiaries                                               2,080           ---

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized 20,000,000 shares;
   3,546,344 shares issued and outstanding at September 30, 1999;
   3,751,344 shares issued and 3,546,344 shares outstanding at
   December 31, 1998                                                           35,463        37,513
  Capital in excess of par value                                            3,971,514     4,044,154
  Retained earnings                                                         3,454,429     4,004,763
  Treasury stock at cost; 205,000 shares                                         ---       (314,940)
                                                                          -----------   -----------
          Total stockholders' equity                                        7,461,406     7,771,490
                                                                          -----------   -----------
                                                                          $ 8,972,878   $ 9,348,924
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          --------------------------
                                                                              1999          1998
                                                                              ----          ----
Operating activities:
  Net loss                                                                $  (467,044)  $  (211,288)
Adjustments to reconcile net loss to net cash used
    in operating activities:
   Depreciation                                                               330,004       236,252
   Amortization                                                                 1,267         1,267
   Bad debt expense                                                            72,119       104,754
   Stock option compensation                                                  153,000           ---
   Gain on sale of securities                                                     ---       (12,780)
   Increase (decrease) relating to operating activities from:
      Accounts receivable                                                    (666,936)       83,843
      Inventories                                                             (65,696)      (22,652)
      Prepaid expenses and other current assets                              (148,476)      (52,084)
      Accounts payable                                                         41,399       (22,589)
      Accrued expenses                                                         87,580       (42,104)
      Income tax payable                                                     (232,306)   (1,655,164)
                                                                          -----------   -----------
          Net cash used in operating activities                              (895,089)   (1,592,545)

Investing activities:
  Redemption of minority interest in subsidiaries                                 ---      (385,375)
  Additions to property and equipment, net of minor disposals                (326,492)     (571,446)
  Proceeds from sale of securities                                                ---       252,780
  Sale of minority interest in subsidiaries                                     4,040           ---
  Deferred expenses and other assets                                           44,054        (6,482)
                                                                          -----------   -----------
          Net cash used in investing activities                              (278,398)     (710,523)

Financing activities:
  Advances from parent                                                        158,068      (158,859)
  Repurchase of stock                                                             ---       (63,605)
  Payments on long-term debt                                                 (142,518)     (115,118)
                                                                          -----------   -----------
          Net cash provided by (used in) financing activities                  15,550      (337,582)
                                                                          -----------   -----------

Decrease in cash and cash equivalents                                      (1,157,937)   (2,640,650)

Cash and cash equivalents at beginning of period                            5,366,837     8,102,920
                                                                          -----------   -----------

Cash and cash equivalents at end of period                                $ 4,208,900   $ 5,462,270
                                                                          ===========   ===========

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 1999
                                 (Unaudited)

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                                Three Months Ended          Nine Months Ended
                                                   September 30,               September 30,
                                              -----------------------     -----------------------
                                                1999          1998          1999          1998
     Rental income                            $  38,446     $  25,569     $ 106,848     $  92,015
     Interest income                             46,853        68,268       148,350       235,299
     Other income                                 3,921        17,438        24,443        24,276
                                              ---------     ---------     ---------     ---------
                                              $  89,220     $ 111,275     $ 279,641     $ 351,590
                                              =========     =========     =========     =========

Earnings per Share

      Diluted earning per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or nine months ended September 30, 1999 or for the same periods of the preceding year, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                              -------------------------   -------------------------
                                                  1999          1998         1999          1998
                                                  ----          ----         ----          ----
     Net loss                                 $  (37,274)  $   (32,201)  $  (467,044)  $  (211,288)
                                              ===========   ===========   ===========   ===========

     Weighted average shares                   3,546,344     3,648,083     3,546,344     3,650,245
                                               =========     =========     =========     =========

     Loss per share:
       Basic                                     $(.01)       $(.01)         $(.13)        $(.06)
                                                 =====        =====          =====         =====
      Diluted                                    $(.01)       $(.01)         $(.13)        $(.06)
                                                 =====        =====          =====         =====

The Company has various potentially dilutive securities, including stock options and warrants. See Notes 6 and 7.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Income

     In 1998, the Company adopted Financial Accounting Standards Board State-ment No. 130, "Reporting Comprehensive Income" (FAS 130). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive loss consists of the net loss for the three months and nine months ended September 30, 1999, and for the same period of the preceding year included the net loss and an unrealized securities gain and related reclassification adjustments.

                                                Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                              ------------------------    ------------------------
                                                 1999          1998          1999          1998
     Net loss                                 $  (37,274)   $  (32,201)   $ (467,044)   $ (211,288)
     Other comprehensive income (loss),
        net of tax:
     Unrealized holding gain (loss)
        arising during period, net of tax            ---           ---           ---        40,699
     Less: reclassification adjustment,
        net of tax, for gain included in
        net income                                   ---       (40,699)          ---       (40,699)
                                              ----------    ----------    ----------    ----------
     Total other comprehensive income (loss)         ---       (40,699)          ---           ---
                                              ----------    ----------    ----------    ----------
     Comprehensive loss                       $  (37,274)   $  (72,900)   $ (467,044)   $ (211,288)
                                              ==========    ==========    ==========    ==========

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

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and nine months ended September 30, 1999 and September 30, 1998 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 3--LONG TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $133,000 and $160,000 at September 30, 1999 and December 31, 1998, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $167,000 and $200,000 at September 30, 1999 and December 31, 1998, respectively.

     The Company has equipment purchase agreement for certain kidney dialysis machines at its facilities with interest at rates ranging from 4.13% to 11.84% pursuant to various schedules extending through May 2005. Additional financing of $141,000 and $185,000 during the nine months ended September 30, 1999 and September 30, 1998, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $507,000 and $449,000 at September 30, 1999 and December 31, 1998, respec-
tively.

     The prime rate was 8.25% as of September 30, 1999 and 7.75% as of December 31, 1998.

     Interest payments on long-term debt amounted to approximately $9,000 and $40,000 for the three months and nine months ended September 30, 1999 and $15,000 and $49,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

     Income tax payments amounted to $11,000 and $223,000 for the three months and nine months ended September 30, 1999 and $21,000 and $1,561,000 for the same period of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain administrative services to the Company including office space and general accounting assistance, the costs of which are allocated on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 1999, and $60,000 and $180,000 for the same periods of the preceding year.

     The Company has an intercompany advance payable to the Parent of approximately $37,000 at September 30, 1999 and had an intercompany advance receivable from the Parent of approximately $121,000 at December 31, 1998, with intercompany advance balances bearing interest at the short-term Treasury Bill rate. Interest income on net intercompany advances amounted to approximately $1,500 for the nine months ended September 30, 1999 and interest expense on net intercompany advances amounted to approximately $1,000 and $6,000 for the three months and nine months ended September 30, 1998. Interest on intercompany balances is included in the intercompany advance balance. The Parent has agreed not to require repayment of the intercompany advance payable balance prior to October 1, 2000; therefore, the advance has been classified as long-term at September 30, 1999.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                             September 30, 1999
                                 (Unaudited)

NOTE 6--STOCK OPTIONS

     In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. The Company recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25.

     In November 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, employees and consultants of which 4,500 options were outstanding at Sep-tember 30, 1999. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998 the board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

     In August 1996, the board of directors granted 15,000 options to the medical directors at its three kidney dialysis centers of which 10,000 options were outstanding at September 30, 1999. These options were originally exercisable for a period of three years through August 18, 1999 at $4.75 per share with the exercise price for 5,000 of the options having been reduced to $2.25 per share on June 10, 1998.

NOTE 7--COMMON STOCK

     Pursuant to a 1996 public offering, 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters' overallotment option, and there are 2,300,000 redeemable common stock purchase warrants to purchase one common share each with an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to March 31, 2000. The underwriters received options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share through April 16, 2001.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997 the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of September 30, 1999.

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

                             September 30, 1999
                                 (Unaudited)

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

NOTE 11--PROPOSED MERGER AND ACQUISITION

     On October 20, 1999, the Company entered into an Agreement and Plan of Merger with MainStreet IPO.com, Inc. ("MSI") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet"). The merger will be effected by MainStreet merging into DCA with DCA surviving, changing its name to MainStreet, and becoming a wholly-owned subsidiary of MSI. The company's shareholders will receive, on a one-for-one basis, shares of common stock of MSI, which company is in the process of preparing a registration statement for filing with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus an indeterminate number of shares for resale by certain affiliates of the Company, MSI and certain private investors of MSI. The registration statement is to be filed in the near future in conjunction with the Company's proxy statement seeking its shareholder approval of the merger and related transactions.

     Immediately prior to the proposed merger, the Company will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of its parent, Medicore, Inc., with this subsidiary also assuming all liabilities of the Company. The proposed sale of assets and merger trans-actions are subject to a variety of contingencies, most importantly shareholder approval. Should the Company's shareholders approve the transactions, Medicore will own 100% of the dialysis operations, and the Company's shareholders will become shareholders of MSI.

     MSI is a recently established company which has developed a central website to provide business entities with the necessary tools to perform direct public offering of their securities. Another company, CEO Letter, LLC, which will become a wholly-owned subsidiary of MSI at the time of the merger, provides chief executive officers of public companies the forum to discuss their companies to the multitude of potential internet investors.

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

     The dialysis industry is highly competitive and subject to extensive regulation. There are a variety of anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although the Company has never been challenged under these regulations and believes it complies in all material respects with such laws and regulations, there can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that it will not be required to change its practice or experience material adverse effects as a result of any such challenges or changes. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the main source of patients for and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than does the Company, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     The Company's future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and the Company's ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within the budget of the Company. Its ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues to negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. The Company opened a center in Carlisle, Pennsylvania in July 1997. It opened its fourth center in Manahawkin, New Jersey and received regulatory approval as a Medicare provider during the fourth quarter of 1998 and opened its fifth center in Chambersburg, Pennsylvania during the first quarter of 1999. Another center being developed in New Jersey is expected to commence operations in the first quarter of 2000. There is no certainty as to when the new center will commence operations, or the number of stations or patient treatments which will result, or if the new center will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

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

     We have recently installed a new Year 2000 compliant accounting package, providing us with our own independent system of bookkeeping, accounting and financial records and reducing our reliance on our Parent's system and staff. This new system's cost for equipment, software and training was approximately $40,000.

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

     In addition to addressing our own internal software system and equip-ment, we have communicated with all of our suppliers, service providers and other key third parties, including banks, hospitals, insurance companies, drug and medical equipment and soft good suppliers, utilities, waste removal and water and sewer services with whom we deal to determine the extent of their Year 2000 compliance, what actions they are taking to assess and address that issue, and whether they will be compliant by the end of 1999. To the extent such third parties are materially adversely affected by the Year 2000 issue and their problem has not been timely corrected, our opera-tions could be affected. We have received written assurance from most of these third parties indicating that they are Year 2000 compliant or are working on it and expect to be by the end of 1999.

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

     Another area that could significantly impact our operations in providing dialysis treatment to patients relates to third-party providers, specif-ically, the utility companies providing water, a necessary resource for dialysis treatments, and electricity. These providers and services are beyond our control, and we do not have a separate generator for electricity nor other sources for water. Should any of these utilities fail to provide services, such would seriously adversely impact our operations and our patients in such affected areas. Our continuing plans to reduce the impact of such utility shortages or outages includes notification to our utilities companies of our dialysis center locations, schedules and emergency services required and a 24-hour contact as well as notification to each of our landlords to assure access to the facility for our staff and key service providers.

     We may experience material unanticipated negative consequences beginning in the Year 2000 due to Year 2000 problems that have gone undetected. Although we believe our assessment and implementation of our Year 2000 issues have been satisfactorily completed, there are many uncertainties involved, which include two primary areas. One is our ability to deal with Year 2000 contingencies that may arise that we were unaware of, and second is how third parties with whom we deal have dealt with the Year 2000 issue. Accordingly, the results of our Year 2000 program and the extent of any impact on our results of opera-tions could vary materially from what we have disclosed. The complexity of the Year 2000 issues does not allow us the ability to predict with any significant accuracy or to qualify its impact upon us for the following reasons:

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

     o uncertainty of costs we might incur as a result of Year 2000 failures that occur despite implementation of our program to deal with the issues

Results of Operations

     Medical service revenue increased approximately $664,000 (75%) and $1,653,000 (66%) during the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. This increase reflected increased revenues of the Company's Pennsylvania dialysis centers of approximately $468,000 and $1,222,000 for the three months and nine months ended September 30, 1999, including revenues of approximately $230,000 and $578,000 for the Company's Chambersburg, Pennsylvania dialysis center which commenced operations in January 1999. Also included in the increase in revenues are revenues of approximately $196,000 and $431,000 from the Manahawkin, New Jersey center which commenced operations in the fourth quarter of 1998. Although the operations of the new centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect the Company's results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Interest and other income decreased approximately $22,000 and $72,000 for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year largely due to a decrease in interest earned as a result of a decrease in invested funds.

     Cost of medical services sales amounted to 67% and 70% for the three months and nine months ended September 30, 1999 compared to 72% for the same periods of the preceding year with improvements at existing centers more than offsetting higher costs at the Company's new dialysis centers which are still in their developmental stage.

     Selling, general and administrative expenses increased approximately $159,000 and $674,000 for the three months and nine months ended September 30, 1999 compared to the same periods of the preceding year. This increase reflected the commencement of operations at the Company's new dialysis centers, costs in the second quarter of 1999 of approximately $93,000 associated with the Company's decision not to go through with plans to construct a facility in New Jersey, and $153,000 in compensation expense in issuance of stock options in April, 1999 (see Note 6 to "Notes to Consolidated Condensed Financial Statements"). Selling general and admin-istrative expenses as a percent of medical services revenue amounted to 41% and 49% for the three months and nine months ended September 30, 1999 compared to 53% and 55% for the same periods of the preceding year.

     Interest expense decreased approximately $2,000 for the three months ended September 30, 1999 and decreased approximately $8,000 for the nine months ended September 30, 1999 compared to the same periods of the preceding year, which included reductions in interest expense to Medicore of $1,000 and $6,000. The overall decrease included increases in interest on equipment financing obligations, which were more than offset by decreases in interest on other debt agreements due to decreases in average outstanding borrowings.

Liquidity and Capital Resources

     Working capital totaled $4,851,000 at September 30, 1999, which reflected a decrease of approximately $264,000 during the nine months ended September 30, 1999. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,158,000, which included net cash used in operating activities of $895,000, net cash used in investing activities of $278,000 (including additions to property and equipment of $326,000, primarily related to new centers), and net cash provided by financing activities of $16,000 (including an increase in advances from Parent of $158,000 and debt repayments of $142,000).

     During 1988, the Company obtained mortgages totaling $1,080,000 on its two buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland. The mortgages had a combined remaining balance of $300,000 and $360,000 at September 30, 1999 and December 31, 1998, respectively. The bank has liens on the real and personal property of the Company, including a lien on all rents due and security deposits from the rental of these properties. See Note 3 to Notes to Consolidated Condensed Financial Statements."

     The Company has an equipment purchase agreement for kidney dialysis machines for its dialysis facilities which had a remaining balance of $507,000 and $449,000 at September 30, 1999 and December 31, 1998, respectively, which included additional equipment financing of approximately $141,000 and $185,000 during the nine months ended September 30, 1999 and September 30, 1998, respectively. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     The Company believes that current levels of working capital, will enable it to successfully meet its liquidity demands for at least the next twelve months.

     The Company, having operated on a larger scale in the past, is seeking to expand its outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers, or the development of its own dialysis centers, requires capital, which was the basis for the Company's security offering in 1996 and sale of its Florida dialysis operations in 1997. The Company opened its fifth center in Chambersburg, Pennsylvania in January 1999. The professional corporation providing medical director services to the Manahawkin, New Jersey center, the professional association which is to provide medical director services to another New Jersey center presently being developed and the professional corporation providing medical director services to the Carlisle and Chambersburg, Pennsylvania facilities have a 20% interest in those subsidi-aries. No assurance can be given that the Company will be successful in implementing its growth strategy or that remaining funds from its securities offering and Florida dialysis operations sale will be adequate or that sufficient outside financing would be available to fund expansion. See
Notes 7 and 9 to "Notes to Consolidated Condensed Financial Statements."

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

Proposed Merger and Acquisition

     On October 20, 1999, the Company entered into an Agreement and Plan of Merger pursuant to which another company would merge into the Company and own approximately 80% of the Company which also provides for a simultaneous sale of the Company's assets to its Parent in consideration for approximately 90% of the Parent's ownership on the Company, the Parent's assumption of the Company's long-term debt and other liabilities, and the Parent's waiver of most proceeds from the potential exercise of outstanding warrants and underwriters' options. See Note 11 to "Notes to Consolidated Condensed Financial Statements."

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

                            PART II -- OTHER INFORMATION
                            ----------------------------

Item 6. Exhibits and Reports on Form 8-K.
------  ---------------------------------

     (a)  Exhibits

          Part I Exhibits

          (27)  Financial Data Schedule (for SEC use only)

          Part II Exhibits

                None

     (b)  Reports on Form 8-K

          (i) Item 4, "Changes in Registrant's Certifying Accountant," filed August 13, 1999
          (ii) Amendment to Item 4, "Changes in Registrant's Certifying Accountant," filed August 27, 1999
          (iii) Item 5, "Other Events," re: extension of warrant exercise period and letter of intent for sale of assets and proposed merger, filed September 10, 1999
          (iv) Item 5, "Other Events," re: execution of Agreement and Plan of Merger and Asset Purchase Agreement filed on October, 21, 1999

           No financial statements were filed with any of the current reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                          /s/ Daniel R. Ouzts

                                       By:----------------------------------
                                          DANIEL R. OUZTS, Vice
                                          President/Finance, Controller and
                                          Chief Financial Officer

Dated: November 12, 1999

                               EXHIBIT INDEX

Exhibit
  No
-------

Part I Exhibits

     (27)  Financial Data Schedule (for SEC use only)