Form 10-K
period 1999-12-31
DIALYSIS CORP OF AMERICA
filed 2000-03-30
CIK 201653

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
                          -----------------
                                       OR

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from____________ to __________
Commission file number 0-8527
                      -------

                         DIALYSIS CORPORATION OF AMERICA
                ------------------------------------------------
                 (Name of small business issuer in its charter)

                FLORIDA                                           59-1757642
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

27 MILLER AVENUE, LEMOYNE, PENNSYLVANIA                              17043
----------------------------------------                         ------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the stock was sold on March 15, 2000 was approximately $5,716,000.

         As of March 15, 1999, the Company had 3,686,844 outstanding shares of its common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporating information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be on May 24, 2000.

         Registrant's Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits.

         Registrant's Annual Report, Form 10-K for the three years ended December 31, 1998, Par IV, Exhibits.

         Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits.

================================================================================

                         DIALYSIS CORPORATION OF AMERICA

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 1999
                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Business..........................................................  1

Item 2.    Properties........................................................ 19

Item 3.    Legal Proceedings................................................. 20

Item 4.    Submission of Matters to a Vote of Security Holders............... 20

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters........................................................... 22

Item 6.    Selected Financial Data........................................... 23

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 24

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk......... 29

Item 8.    Financial Statements and Supplementary Data....................... 29

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................. 30

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................ 31

Item 11.   Executive Compensation............................................ 31

Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 31

Item 13.   Certain Relationships and Related Transactions.................... 32

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 33

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act"), and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 (the "Reform Act") contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding our future growth and operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our proposed sale of our operations to our parent, Medicore, Inc. ("Medicore" or "parent") and our potential merger with MainStreet IPO.com Inc. ("MainStreet"), and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the Company, shareholder approval of our proposed sale of operations to our parent and merger with MainStreet, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our registration statements, one on Form SB-2, as filed with the Securities and Exchange Commission ("Commission") (effective on April 17, 1996), and a second filed with the Commission on Form S-3 (effective July 1, 1999). Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

ITEM 1.  BUSINESS

HISTORICAL

         Dialysis Corporation of America ("DCA" or the "Company"), a Florida corporation organized in 1976, develops and operates outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease ("ESRD"). We became a public company in 1977, went private in 1979, selling all but one of our centers through 1989. We began construction of new centers in 1995, and in 1996 once again became a public company. In 1997, we sold our Florida dialysis operations, which included an acute care inpatient dialysis services agreement with a Florida hospital. DCA currently operates six outpatient dialysis facilities, four facilities in Pennsylvania located in Lemoyne, Wellsboro, Carlisle and Chambersburg, through our wholly owned subsidiaries, Dialysis Services of Pa., Inc. - Lemoyne, Dialysis Services of Pa., Inc. - Wellsboro, and our 80% owned subsidiaries, Dialysis Services of Pa., Inc. - Carlisle, and Dialysis Services of Pa., Inc. - Chambersburg, and two dialysis facilities in New Jersey operated through our 80% owned subsidiaries, Dialysis Services of NJ., Inc. - Manahawkin and DCA of Vineland, LLC. The Company treats Method II homecare patients through our subsidiary, DCA Medical Services, Inc.. Additional new facilities are anticipated, currently through construction and development of new dialysis centers as opposed to acquisition.

GENERAL

         Management believes the Company distinguishes itself on the basis of quality patient care. We currently provide outpatient dialysis services through our six modern outpatient facilities to approximately 170 patients in Pennsylvania and New Jersey. For the year ended December 31, 1999, we performed approximately 24,300 dialysis treatments, of which approximately 19,500 were outpatient treatments, approximately 2,700 were homecare patients, and approximately 2,100 represented inpatient dialysis treatments. Our facilities are designed for a maximum of 86 stations to render outpatient dialysis treatment and training of home dialysis patients.

         Our inpatient dialysis treatments are conducted under contractual relationships currently with three hospitals located in areas serviced by three of our outpatient dialysis subsidiaries. Homecare, sometimes referred to as Method II home patient treatment, requires the Company to provide equipment and supplies, training, patient monitoring and follow-up assistance to patients who are able to perform their treatments at home.

         Our future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and its ability to develop these new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with much greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by us. We opened our fifth center in Chambersburg, Pennsylvania in January, 1999 and our sixth center in Vineland, New Jersey in February, 2000. Additionally, there is intense competition for retaining qualified nephrologists, who normally are a substantial if not the sole source of patient referrals and are responsible for the supervision of the dialysis centers, and in finding nursing and technical staff at reasonable rates.

         Our medical service revenues are derived primarily from four sources:
(i) outpatient hemodialysis services (50% of medical services revenues for 1999 and 52% for 1998); (ii) home peritoneal dialysis services, including Method II services (9% of medical services revenues for 1999 and 11% for 1998); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and other healthcare entities (10% of medical services revenues for 1999 and 11% for 1998); and (iv) ancillary services associated with dialysis treatments, primarily certain tests and the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells, since a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia (31% of medical services revenue for 1999 and 26% for 1998). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients and utilization of the Company's services is substantially predictable. ESRD patients normally receive 156 dialysis treatments each year. For each of the two years ended December 31, 1998 and 1999, approximately 74% of the Company's revenues were derived from Medicare reimbursement.

         Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Additionally, the Company's operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed and have decreased over the years. There also may be reductions in commercial third-party reimbursement rates. See "Operations
- Medicare Reimbursement." The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with the hospitals, and typically the rates are higher on a per treatment basis. Our inpatient treatments have accounted for approximately 10% and 11% of our revenues for the years ended December 31, 1999 and 1998, respectively.

IMPORTANT DEVELOPMENTS

         On October 20, 1999, we entered into an Asset Purchase Agreement with our parent and Dialysis Acquisition Corp. ("Buyer"), a wholly-owned subsidiary of our parent, to sell our operations to Buyer in conjunction with a merger with MainStreet through its wholly-owned subsidiary, MainStreet Acquisition, Inc., pursuant to a Merger Agreement dated October 20, 1999 between and among the parties. The result of these proposed transactions would be that our dialysis operations, instead of being 65% owned by our parent, as they currently are, would be 100% owned by our parent, and the simultaneous merger would result in you, as DCA shareholders, becoming shareholders of MainStreet, which would then be a public company, with its shares anticipated to be trading on the Nasdaq SmallCap Market. These proposed transactions are subject to approval of our public shareholders. Medicore (65.4% ownership) and the officers and directors of our Company and Medicore (approximately 2% ownership, exclusive of options and warrants) will not be voting their shares. In order to issue its shares to you as DCA shareholders to have you approve both proposed transactions, MainStreet filed a registration statement on Form S-4 in conjunction with our proxy statement with the Securities and Exchange Commission.

         MainStreet is a private company with no operating history which has established a website, www.MainStreetIPO.com, for companies to effect self-underwritten offerings, direct public offerings, of their securities through the process of a "Dutch Auction" for a flat fee. A Dutch Auction allows investors to bid for the offered securities at prices and amounts the investors believe are worth purchasing. Certain of the shareholders of MainStreet own a corporation called CEO Letter.com Inc., which, assuming completion of the proposed transactions, will be contributed to and which CEO Letter will become a wholly-owned subsidiary of MainStreet. CEO Letter, also with no operational history, has a website which, for a fee, will provide chief executive officers of public companies with a forum to discuss their companies with potential Internet investors.

         Both boards of directors of MainStreet and our Company have approved the two proposals, but our board, due to the conflicts that exist in the proposed transactions, in particular, the parent to have 100% of our dialysis operations as opposed to its current 65%, and the commonality of officers and directors among DCA and Medicore, and Thomas K. Langbein, Chairman and CEO of DCA and Medicore, President of Medicore, and sole owner and principal of Todd & Company, Inc., registered with the Commission as a broker-dealer and a member of the NASD, with Todd having an agreement with MainStreet to be recommended as an underwriter or selling group member of those companies which want to effect their public offerings through an underwriter as opposed to a direct public offering. Other related transactions which preclude our board from making any recommendations to shareholders include Medicore's recent investment in and loan to the Linux Global Partners, a private holding company investing in Linux software companies of which MainStreet and Linux are joint venturing a website, the same as MainStreet's website, for direct public offerings, which will be for Linux companies invested in by the Linux Global Partners. Mr. Langbein has recently become a director of Linux Global Partners.

         You should understand there are substantial risks in the proposed merger with MainStreet. You as public shareholders of our Company, assuming you approve the proposed transactions, would be relinquishing an approximately 33% interest in our Company that has over $9,000,000 in assets and approximately $5,900,00 in revenues, to receive approximately 10% of MainStreet, a company with no operating history, approximately $285,000 in assets, and no revenues.

         The board's basis for its approval of the sale of assets and merger was its recognition of the slow and sporadic growth of our dialysis operations over the last two decades, and thereby shareholder value has been slow. Bart Pelstring, a director of the Company and recently retired President, has worked to build the management team and foundation for our future growth, with Stephen
W. Everett now assuming the post of President. With Mr. Everett as our new President, business development and strategy may become more aggressive, but there is no assurance growth, no less more rapid growth, will occur, and if so, as has been past experience, although revenues increased, since 1989 we have experienced operational losses, thereby reflecting continued languishing of shareholder value. The losses occur due to construction of our new dialysis centers, which are in the development stage and generate losses for at least 12 months. Some do not reach a sufficient patient base to provide and sustain earnings for longer periods. The Internet industry has reflected a more rapid growth, which could provide greater shareholder value. However, many Internet companies, although trading at high stock prices, have experienced losses, and MainStreet has not even commenced operations. There is no assurance MainStreet will commence operations, or if so, the extent of its revenues; and with little management experience, there can be no assurance MainStreet will be profitable.

         We anticipate calling a special meeting of DCA shareholders to consider and vote upon the proposals, with each DCA shareholder to receive the final proxy statement and proxy to vote on the proposals, which proxy statement is included in the MainStreet registration statement on Form S-4. However, no solicitations of proxies for a special meeting of our shareholders may commence until the Commission declares MainStreet's registration statement effective.

         MainStreet and our Company have recently received extensive comments covering the MainStreet registration statement, which includes our proxy statement. Among the many issues that require response to the staff of the Commission was the position of the staff that MainStreet's proposed operations come within the purview of broker-dealer operations as contemplated within the regulatory framework of the Securities Exchange Act of 1934 and the rules under that Act. MainStreet is in discussions and communications with the staff, and we are reviewing the staff comments and evaluating the circumstances and responses. There is no assurance as to the extent of time that it will take for MainStreet to resolve its issues with the Commission, nor the extent of time that it will take MainStreet and ourselves to respond to the staff's comments, what further comments there may be, and the ultimate ability and timing of having the Commission declare the MainStreet registration effective in order to submit the proxy statement/prospectus relating to the proposed transactions to you for your consideration.

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

ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain regular dialysis treatment for the rest of their lives.

         Based upon information published by HCFA, the number of ESRD patients requiring dialysis treatments in the United States continues to grow and is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The historical annual growth rate of ESRD patients requiring dialysis services is approximately 8% from approximately 85,000 patients in 1985 to over 250,000 patients in 1996.

         ESRD TREATMENT OPTIONS

         Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis ("CAPD") or continuous cycling peritoneal dialysis ("CCPD"); and/or (3) kidney transplant. The significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to HCFA, approximately 86%) with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

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

         Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the assistant, which usually takes four to eight weeks. DCA does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a partner and a dialysis machine at home, and the higher expense involved over CAPD.

         A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being CAPD and CCPD. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. CAPD utilizes dialysis solution infused manually into the patient's peritoneal cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

         The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.

BUSINESS STRATEGY

         DCA has 23 years' experience in developing and operating dialysis treatment facilities. Our first priority is top quality patient care. We intend to continue to establish alliances with physicians and hospitals and to attempt to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize our high quality patient care. Our smaller size allows us to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

         We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. We have entered into agreements and purchased land for construction of a new facility in Georgia. We are preparing agreements for a new facility in Ohio, and we are currently in different phases of negotiations with 10 physicians for potential new facilities in seven of the eastern states.

         SAME CENTER GROWTH

         We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and serene conditions for everyone involved. We believe that we have existing adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.

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

         Expansion of our operations is being approached presently through the development of our own dialysis facilities. Acquisition of existing outpatient dialysis centers, which we have not done, is a faster but much more costly means of growth. The primary reason of physicians for the sale or development of independently owned centers is the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice. Other motivating forces are the physician's desire to be part of a larger public organization allowing for economies of scale and the ability to realize a return on their investment if they take an interest in the dialysis entity.

         To construct and develop a new facility ready for operations may take an average of four to six months, and approximately 12 months or longer to generate income, all of which are subject to location, size and competitive elements. Three of our more recent centers, Carlisle, Pennsylvania and Manahawkin and Vineland in New Jersey, are in the developmental stages since they have not reached the point where the patient base is sufficient to generate and sustain earnings, and the Carlisle and Manahawkin subsidiaries have been operating in excess of 12 months. Construction of a 15 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive based upon the number of patients, location, competition, nature of facility and negotiation. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources. To date, no acquisitions have been made and should such acquisition opportunities arise, there is no assurance that we would have available or be able to raise the necessary financing to pursue or complete such an acquisition.

         INPATIENT SERVICES

         Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by its facilities. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. It is simpler for the hospital to engage an independent party with the expertise and the knowledge, such as DCA, to provide the inpatient dialysis treatments. We believe that these arrangements are beneficial to our operations, since the contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

         There is no certainty as to when any new centers or service contracts will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. There is no assurance that we will be able to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that the Company will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses with a smaller and slower developing patient base. See "Business Strategy," "Operations" and "Competition" of Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATIONS

         LOCATION, CAPACITY AND USE OF FACILITIES

         DCA operates six outpatient dialysis facilities in Pennsylvania and New Jersey with a total designed capacity of 86 licensed stations. The Company owns and operates those centers through its subsidiaries, four of which are 80% owned and two are wholly-owned. The Lemoyne, Pennsylvania dialysis facility is located on property owned by the Company and leased to that subsidiary. See Item 2, "Properties."

         DCA also provides acute care inpatient dialysis services to three hospitals in areas serviced by three of our six dialysis facilities and is in the process of negotiating additional contracts in the areas surrounding its other facilities and in tandem with development of future proposed sites. Each of our dialysis facilities provides training, supplies and on-call support services for home peritoneal patients. See "Dialysis Industry" above.

         The table below indicates when each subsidiary commenced operations and the approximate number of patient treatments for the periods indicated.

                                                                           Dialysis Treatments
                                                                           -------------------
                                                                                Year Ended
                                                                               December 31,
                                                    Commencement               ------------
Subsidiary and Location                             of Operations         1999             1998
-----------------------                             -------------         ----             ----
Dialysis Services of PA., Inc. - Lemoyne            June, 1995            7,600            7,500
Dialysis Services of PA., Inc. - Wellsboro          September, 1995       3,000            3,600
Dialysis Services of PA., Inc. - Carlisle           September, 1997       3,000            3,500
Dialysis Services of NJ, Inc. - Manahawkin          July, 1998            1,300              250 (1/2 yr.)
Dialysis Services of PA., Inc. - Chambersburg       January, 1999         2,900               --
DCA of Vineland, LLC                                February, 2000           --               --

         The Company estimates that on average its centers were operating at approximately 56% of capacity as of December 31, 1999, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe we are able to increase the number of dialysis treatments at our centers without making additional capital expenditures.

         OPERATIONS OF DIALYSIS FACILITIES

         DCA's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. Our facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

         DCA maintains a team of expert dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a part-time registered dietitian. These individuals supervise the patient's needs and treatments. See "Employees" below. The Company must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

         The Company's facilities offer high-efficiency and conventional hemodialysis, which, in our experience, provides the most viable treatment for most patients. We consider our dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment. In 1999, we acquired an additional 32 dialysis machines which are more advanced and include better safety features and updated technology. The addition of the improved equipment enhances our ability to provide more efficient treatment.

         Our facilities also offer home dialysis (other than hemodialysis), primarily CAPD and CCPD and Method II. Training programs for CAPD or CCPD generally encompass two to three weeks at each facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by the Company.

         INPATIENT DIALYSIS SERVICES

         The Company presently provides inpatient dialysis services to three hospitals in Pennsylvania under agreements with our subsidiary in the area. Each agreement is for a one-year term with automatic one-year renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

         ANCILLARY SERVICES

         Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. Other ancillary services that we provide to our patients include electrocardiograms and blood transfusions, all of which are separately reimbursed by Medicare. See "Medicare Reimbursement" below.

         PHYSICIAN RELATIONSHIPS

         An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home and where such patient's nephrologist has established its practice. Consequently, DCA relies on its ability to develop affiliations with area nephrologists who may provide additional patients and quality dialysis care.

         The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a significant source of referrals to the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of four of our six centers have acquired a 20% ownership interest in the centers they service. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and our medical directors treating patients at our facilities (see "Government Regulation" below) and we know of no limitations on physician ownership in our subsidiaries.

         Agreements with medical directors are usually for a term of five years or more with renewal provisions. Each agreement specifies the duties, responsibilities and compensation of the medical director. Usually, physician's fees for services are billed to the government payment authority on a direct basis and paid directly to the physician or the professional corporation which acts as the medical director for the facility. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at our facility from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers.

         The Company's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist with an existing patient base to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility and the Company. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

         QUALITY ASSURANCE

         DCA implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements of the quality of care. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data, whether related to dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with HCFA and the Occupational Safety and Health Administration. Our manager of compliance, who is a registered nurse, oversees this program in addition to ensuring that the Company meets federal and state compliance requirements for dialysis centers. See "Government Regulation" below.

         PATIENT REVENUES

         A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by HCFA. It has been reported by HCFA that 92% of all dialysis patients were covered by Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania and New Jersey, presently the states in which we operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

         Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect our revenues and dialysis services payments. See "Medicare Reimbursement" below.

         The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees for the different dialysis treatments. Inpatient treatments accounted for approximately 10% and 11% of our revenues for the years ended December 31, 1999 and 1998, respectively.

         MEDICARE REIMBURSEMENT

         DCA is reimbursed primarily from third party payors including Medicaid, commercial insurance companies, but substantially by Medicare under a prospective reimbursement system for chronic dialysis services. Each of our dialysis facilities is certified to participate in the Medicare program. Under that Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provides us with predictable and recurring per treatment revenues and allows us to retain any profit earned. An established composite rate set by HCFA governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. HCFA eliminated routine Medicare coverage for such tests as nerve conduction studies, electrocardiograms, chest x-rays and bone density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences in wage earnings.

         The Company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $122 and $124 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation and recommendations by the Medicare Payment Advisory Commission ("MedPAC"), a commission mandated by the Balanced Budget Act of 1997 and continuing the work of the Prospective Payment Assessment Commission ("PROPAC"). An average ESRD reimbursement rate is $126 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $134 per treatment. In 1998, MedPAC recommended a 2.7% increase in the amount paid to dialysis facilities for performance of services. The Balanced Budget Refinement Act of 1999 would increase the composite rate for payment by 1.2% for dialysis services in the year 2000 and an additional 1.2% for such services in 2001. Congress is not required to implement such recommendation and could otherwise increase or decrease the Medicare reimbursement rate.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. These ancillary services are not significant sources of income to us compared to reimbursement for actual treatment. However, the proposal to reduce the reimbursement rate of EPO to $9 per 1,000 units recommended by the Office of Inspector General of HHS and concurred to by HHS (a similar reduction recommended by the President's proposed 2000 budget) could adversely impact our income from EPO if enacted by Congress. The Company routinely submits claims monthly and is usually paid by Medicare within 30 days of the submission.

         We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our business, revenues and net earnings.

         MEDICAID REIMBURSEMENT

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania has a Medical Assistance Program comparable to Medicaid, as well as New Jersey, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD Medicaid provider in New Jersey and Pennsylvania.

POTENTIAL LIABILITY AND INSURANCE

         Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. DCA, although involved in chronic and acute kidney dialysis services for approximately 23 years, has never been subject to any suit relating to its dialysis operations. We currently have general liability insurance, including professional and products liability, with coverage limits of $1 million per occurrence and $3 million in the aggregate annually. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.

GOVERNMENT REGULATION

         GENERAL

         Regulation of healthcare facilities, including dialysis, is extensive, with legislation continually proposed relating to safety, maintenance of equipment and proper records, quality assurance programs, reimbursement rates, licensing and other areas of operations. Each of the dialysis facilities must be certified by HCFA, and we must comply with certain rules and regulations established by HCFA regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. These requirements have been satisfied by each of our dialysis facilities.

         Many states have eliminated the requirement for dialysis centers to obtain a certificate of need, a condition for regulating the establishment and expansion of dialysis centers. There are no certificate of need requirements in Pennsylvania or New Jersey where we are presently operating. In past years, we have always been able to comply with applicable certificate of need laws.

         Our record of compliance with federal, state and local governmental laws and regulations remains excellent. Regulation of healthcare facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. We are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from HCFA. Enforcement may also become more stringent adding to compliance costs as well as potential sanctions.

         We regularly review legislative and regulatory changes and developments and will restructure a business arrangement if we determine such might place our operations in material noncompliance with such law or regulation. See "Fraud and Abuse" and "Stark II" below. To date, none of our business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that DCA's business arrangements will not be the subject of a future investigation or prosecution by a federal or state governmental authority which could result in civil and/or criminal sanctions.

         FRAUD AND ABUSE

         Each Year OIG publishes a Fraud and Abuse Civil Plan. For the year 2000, OIG has indicated it plans to concentrate, among other things, on ESRD reimbursement issues, including oversight of dialysis facilities, separately billable maintenance dialysis services, and medical appropriateness of tests and other dialysis-related services. We have reviewed the OIG 2000 Work Plan, and believe we are in compliance with applicable regulations to be addressed by OIG. Nevertheless, we will continue to review risk areas inherent to dialysis treatment and service, and to develop and implement a compliance program. This program focuses on employee education concerning applicable billing rules, regulations and insurance carrier interpretations, as well as auditing medical records to ensure the medical necessity of services provided and billed.

         The Social Security Act provides Medicare coverage to most persons regardless of age or financial condition for dialysis treatments as well as kidney transplants. The Social Security Act further prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs under the Medicare and Medicaid Patient and Program Protection Act of 1987, or the "Anti-kickback Statute." The Anti-kickback Statute and similar state laws impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in return for, or to include, the referral of a patient for treatment, among other things. Included in the civil penalties is exclusion of the provider from participation in the Medicare and Medicaid programs. The language of the Anti-kickback Statute has been construed broadly by the courts. The federal government in 1991, 1992 and late 1999 published regulations that established exceptions, "safe harbors," to the Anti-kickback Statute for certain business arrangements that would not be deemed to violate the illegal remuneration provisions of the federal statute. All conditions of the safe harbor must be satisfied to meet the exception and immunize the arrangement from prosecution, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute.

         As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The medical directors are in private practice and are one of the most important sources of the dialysis center's business, since it is each physician's patients that primarily utilize the services of the facility. The compensation of the Company's medical directors is fixed by a Medical Director Agreement and reflects competitive factors in their respective location, and the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance for periods of one to five years and does not take into account the volume of patient treatments or amounts of referrals to the dialysis center. Four of our outpatient dialysis centers are owned jointly between the Company and a group of physicians, who hold a minority position and who also act as the medical director for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. However, many of these physicians refer patients to our facilities. We believe that the value of the minority interest represented by stock of our subsidiaries issued to physicians has been consistent with the fair market value of assets transferred to, or services performed by such physicians for the subsidiary, and in certain cases, monetary compensation, and there is no intent to induce referrals to our facilities. See "Business - Physician Relationships" above. We have never been challenged under these statutes and believe our arrangements with our medical directors are in material compliance with applicable law.

         Management believes that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by the Company generally cannot, by their very nature, be over-utilized, since dialysis treatment is not elective and cannot be prescribed unless there is temporary or permanent kidney failure. Medical necessity is therefore capable of objective documentation, drastically reducing the possibility of overutilization. There are safe harbors for certain arrangements. However, these relationships with medical director ownership of a minority interest in our facility satisfies many but not all of the criteria for the safe harbor, and there can be no assurance that these relationships will not subject us to investigation or prosecution by enforcement agencies. In an effort to further our position of adhering to the law, we have initiated the development of a compliance plan and medical chart audits to confirm medical necessity of referrals.

         With respect to our inpatient dialysis services, we provide the hospital or similar healthcare entity with dialysis services, including qualified nursing and technical personnel, supplies, equipment and technical services. In certain instances, medical directors of a DCA facility who have a minority interest in that facility may refer patients to hospitals with which we have an inpatient dialysis services arrangement. The federal Anti-kickback Statute could apply, but we believe our acute inpatient hospital services are in compliance with the law. See "Stark II" below.

         We endeavor in good faith to comply with all governmental regulations. However, there can be no assurance that we will not be required to change our practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process or whether changes in the safe harbor rules will affect our position with respect to the Anti-kickback Statute, but we do believe we will remain in compliance.

         STARK II

         The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. This ban is subject to several exceptions including personal service arrangements, employment relationships and group practices meeting specific conditions. If Stark II is found to be applicable to the facility, the entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can be imposed with civil penalties of up to $15,000 per referral and can be excluded from participation in the Medicare and Medicaid programs. In 1998, HCFA released proposed rules that interpret the provisions of Stark II and Congress' legislative intent behind their enactment ("Proposed Rules").

         For purposes of Stark II, "designated health services" includes, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of "designated health services." In the Proposed Rules, HCFA clarified the definitions of designated health services, delineating what supplies and services are intended to be included and excepted from each category. In particular, dialysis equipment, supplies and services were specifically excepted from the definitions of durable medical equipment, and inpatient and outpatient health services. HCFA further indicated that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare program and patient abuse, and that dialysis is a necessary medical treatment for those with temporary or permanent kidney failure that is not susceptible to that type of abuse. HCFA additionally excluded EPO (see "Business - Operations - Ancillary Services" above) from the definition of outpatient prescription drugs under the same reasoning.

         We believe, based upon the Proposed Rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by the Company incident to dialysis services within the Stark II prohibitions. There can be no assurance, though, that final Stark II regulations will adopt such a position. No final rules have been promulgated, however, and are not expected to be published until the spring or summer of 2000.

         If the provisions of Stark II were found to apply to our arrangements however, we believe that we would be in compliance. We compensate our nephrologist-physicians as medical directors of its dialysis centers pursuant to Medical Director Agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send or treat their patients at any of our facilities do not receive any compensation from DCA.

         Medical directors of our facilities which hold a minority investment interest may refer patients to hospitals with which DCA has an acute inpatient dialysis service arrangement. Stark II may be interpreted to apply to these types of interests. According to the Proposed Rules, however, acute care inpatient hospital arrangements for dialysis services are excluded from the prohibition on physician referrals if the services provided under these arrangements are rendered under emergency circumstances and are necessary treatments. We believe that our contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with this exception.

         If HCFA or any other government entity takes a contrary position in the Stark II final regulations or otherwise, we may be required to restructure certain existing compensation or investment agreements with our medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. That legislation prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, we could be required to repay amounts reimbursed for drugs, equipment and services that HCFA determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which may adversely affect our operations and future financial results. We believe that if Stark II is interpreted by HCFA or any other governmental entity to apply to our arrangements, it is possible that we will be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if permissible, would not have a material adverse effect on the Company.

         HEALTH INSURANCE REFORM ACT

         Congress has taken action in recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers, but there are no significant proposed cuts in dialysis payments. The ESRD program received a five year waiver from reduction in Medicare outlays to allow for the results of a HCFA project. However, future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to the Company for its services. Further, statutes or regulations may be adopted which demand additional requirements in order for us to be eligible to participate in the federal and state payment programs. Any new legislation or regulations may adversely affect our business operations, as well as its competitors.

         The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. Some of the fraud and abuse provisions were effective January 1, 1997. While many of the provisions were self-implementing, some required further rulemaking by HHS which rules became effective July 1, 1997. HIPAA established two programs that will coordinate federal, state and local healthcare fraud and abuse activities, to be known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program will be conducted jointly by HHS and the Attorney General while the Medicare Integrity Program, which is funded by the Medicare Hospital Insurance Trust Fund, will enable HHS, the Department of Justice and the FBI to monitor and review specifically Medicare fraud.

         Under these programs, these governmental entities will undertake a variety of monitoring activities which were previously left to providers to conduct, including medical utilization and fraud review, cost report audits, secondary payor determinations, reports of fraud and abuse actions against providers will be shared as well as encouraged by rewarding whistleblowers with money collected from civil fines. The Incentive Program for Fraud and Abuse Information, a new program under HIPAA, began in January, 1999 rewarding Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created several new Health Care Fraud Crimes and extended their applicability to private health plans; but the Anti-kickback Statute does not apply to private health plans.

         HIPAA also sets forth a program intended to assist providers in understanding the requirements of the fraud and abuse laws. HIPAA first permits individuals to petition HHS for written advisory opinions regarding whether an arrangement gives rise to prohibited remuneration under the federal anti-fraud abuse laws, constitutes grounds for imposition of civil and criminal sanctions under the federal anti-fraud and abuse laws or satisfies the requirements of an existing safe harbor. These opinions are published by HHS. While these opinions are helpful to gain insight into what is permissible without having a safe harbor, such opinions will only be binding on HHS and the party receiving the opinion.

         HIPAA increases significantly the civil and criminal penalties for offenses related to healthcare fraud and abuse. HIPAA increased civil monetary penalties from $2,000 plus twice the amount for each false claim to $10,000 plus three times the amount for each false claim. HIPAA expressly prohibits four practices, namely (1) submitting a claim that the person knows or has reason to know is for medical items or services that are not medically necessary, (2) transferring remuneration to Medicare and Medicaid beneficiaries that is likely to influence such beneficiary to order or receive items or services, (3) certifying the need for home health services knowing that all of the coverage requirements have not been met, and (4) engaging in a pattern or practice of upcoding claims in order to obtain greater reimbursement. However, HIPA creates a tougher burden of proof for the government by requiring that the government establish that the person "knew or should have known" a false or fraudulent claim was presented. The "knew or should have known" standard is defined to require "deliberate ignorance or reckless disregard of the truth or falsity of the information," thus merely negligent conduct or billing errors should not violate the Civil False Claims Act.

         As for criminal penalties, HIPAA adds healthcare fraud, theft, embezzlement, obstruction of investigations and false statements to the general federal criminal code with respect to federally funded health programs, thus subjecting such acts to criminal penalties. Persons convicted of these crimes face up to 10 years imprisonment and/or fines. Moreover, a court imposing a sentence on a person convicted of federal healthcare offense may order the person to forfeit all real or personal property that is derived from the criminal offense. The Attorney General is also provided with a greatly expanded subpoena power under HIPAA to investigate fraudulent criminal activities, and federal prosecutors may utilize asset freezes, injunctive relief and forfeiture of proceeds to limit fraud during such an investigation.

         Although we believe we substantially comply with currently applicable state and federal laws and regulations and to date has not had any difficulty in maintaining its licenses or its Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on our operations cannot be predicted. No assurance can be given that our activities will not be reviewed or challenged by regulatory authorities.

         Any loss by the Company of its various federal certifications, its approval as a certified provider under the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of our revenues are derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services would have a material adverse effect on our business.

         ENVIRONMENTAL AND HEALTH REGULATIONS

         Our dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of our waste is non-hazardous. HCFA requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. We also follow OSHA's Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each facility is handled by licensed local medical waste sanitation agencies who are primarily responsible for compliance with such laws.

         There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection. We adhere to OSHA's protective guidelines, including regularly testing employees and patients for exposure to hepatitis B and providing employees subject to such exposure with hepatitis B vaccinations on an as-needed basis, protective equipment, a written exposure control plan and training in infection control and waste disposal.

OTHER REGULATION

         There are also federal and state laws prohibiting anyone from presenting false claims or fraudulent information for payments by Medicare, Medicaid and other third-party payors. These laws provide for both criminal and civil penalties, exclusion from Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties under the False Claims Act. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. We believe we have the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. However, there is no assurance that such reports and requests are materially accurate and complete and therefore subject to a challenge under these laws.

         Certain states have anti-kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-kickback Statute and Stark
II. We have no reason to believe that it is not in compliance with such state laws.

COMPETITION

         The dialysis industry is very competitive. There are numerous providers who have dialysis facilities in the same areas as the Company. Many are owned by physicians or major corporations which operate dialysis facilities regionally, nationally and internationally. Our operations are small in comparison with those corporations. Some of our major competitors are public companies, including Fresenius Medical Care, Gambro Healthcare, Inc., Renal Care Group, Inc., Total Renal Care Holdings, Inc., and Everest Healthcare Service Corp. Most of these companies have substantially greater financial resources, many more centers, patients and services than DCA, and by virtue of such have a significant advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. We also face competition from hospitals that provide dialysis treatments. We have also experienced competition from admitting physicians of our centers who have opened their own dialysis facilities.

         Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis facility for it to participate in the Medicare ESRD program, and are responsible for the supervision and operations of the center. Our medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

         Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is becoming a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor, renal transplantations could become a more significant competitive aspect to the dialysis treatments we provide. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have lost their transplant function and returned to dialysis treatments.

EMPLOYEES

         As of March 15, 2000, DCA had 65 full time employees, including nurse administrators, clinical registered nurse managers, registered nurses, chief technician, technical specialists, patient care technicians, and clerical employees. We retain 33 part time employees consisting of registered nurses, patient care technicians and clerical employees. Occasionally, we utilize employees on a "per diem" basis to supplement staffing.

         We retain eight part-time independent contractors who include the social workers and dietitians at each facility. These are in addition to the medical directors, who are independent contractors and who supervise patient treatment at each facility.

         We believe our relationship with our employees is good and we have not suffered any strikes or work stoppages. None of our employees is represented by any labor union. We are an equal opportunity employer.

ITEM 2.  PROPERTIES

         DCA owns two properties, one located in Lemoyne, Pennsylvania and the second in Easton, Maryland. The Maryland property consists of approximately 7,400 square feet, most of which is leased to a competitor. The lease was renewed for an additional five years through March 31, 2003. The lease is guaranteed by the tenant's parent company.

         The Lemoyne property of approximately 15,000 square feet houses our dialysis center of approximately 5,400 square feet, approved for 13 dialysis stations with space available for expansion. We use approximately 2,500 square feet for our executive offices. One of our Pennsylvania subsidiaries, leases this facility from us under a five year lease that commenced December 23, 1998 at an annual rental of $43,088 per annum plus separately metered utilities, insurance and additional rent of $5,386 per year covering common area maintenance expenses, with two renewals of five years each at escalating base rent for each renewal period.

         The Easton, Maryland property is subject to two mortgages from affiliated Maryland banking institutions. The Lemoyne, Pennsylvania property is also subject to a mortgage from one of the Maryland banking institutions which holds one of the mortgages on the Easton, Maryland property. As of December 31, 1999, the remaining principal amount of the mortgage on the Lemoyne property was approximately $125,000 and the first mortgage on the Easton property was approximately $157,000. Each of these mortgages is under the same terms and extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the Company's personal property at each respective location. The bank also has a lien on rents due the Company and security deposits from leases of the properties, and each tenant is required to sign a tenant subordination agreement as part of its lease with us. Written approval of the bank is required for all leases, assignments or sublettings, alterations and improvements and sales of the properties. The Easton, Maryland property has a second mortgage to secure a three-year loan to our Vineland, New Jersey subsidiary, for up to $700,000 at an annual interest rate of 8.75%, which loan we guaranty, and is further secured by that subsidiary's personal property, exclusive of its dialysis equipment. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to Consolidated Financial Statements."

         DCA also leases space at its Lemoyne, Pennsylvania property to an unrelated party for its own business activities unrelated to dialysis services. The lease is for approximately 1,500 square feet through December 31, 2002, at an aggregate rental of approximately $13,500 per annum.

         In addition to our Lemoyne, Pennsylvania facility, we presently have five other dialysis facilities. Each is leased from unaffiliated parties under five year leases, all with two renewals of five years each, for space ranging from 3,500 square feet to 7,000 square feet. The rentals for these facilities range from $25,000 to $74,000 per annum, some adding utilities, real estate taxes and costs for casualty insurance premiums. We sublet 1,800 square feet at our Chambersburg, Pennsylvania facility to the physicians who are our medical directors at that facility for their medical offices in Chambersburg. The sublease is on a commercially reasonable basis and is structured to comply with the safe harbor provisions of the "Anti-kickback Statute." See "Governmental Regulation - Fraud and Abuse" above.

         We recently acquired property in South Georgia for $207,000 and anticipate commencement of construction of a new facility at that location in the second quarter of 2000. We are actively pursuing the additional development of dialysis facilities, one in Ohio, as well as other areas of the country which would entail the acquisition or lease of additional property.

         We construct all of our dialysis facilities, and each is relatively new with state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis equipment under a November, 1996 master lease/purchase agreement with a $1.00 purchase option at the end of the term. Payments under the various schedules extend through May, 2005. See Note 2 to "Notes to Consolidated Financial Statements."

         None of our dialysis facilities are operating at full capacity. See "Business - Operations - Location, Capacity and Use of Facilities" above. The existing dialysis facilities could accommodate greater patient volume, particularly if we increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. We also have the ability and space at each of our facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

         We maintain executive offices at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043 as well as with its parent, Medicore ("Medicore" or the "Parent"), at 2337 West 76th Street, Hialeah, Florida.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in or subject to any material pending legal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of our fiscal year ended December 31, 1999 to a vote of security holders through the solicitation of proxies or otherwise. Since Medicore owns approximately 65% of our equity, proxies are not solicited, but rather we provide our shareholders with an Information Statement and an Annual Report. The Information Statement provides similar information to shareholders as does a proxy statement, except there is no solicitation of proxies.

         As noted under Item 1, "Business - Important Events," we, together with MainStreet, prepared a proxy statement/prospectus which is preliminary and has been included in MainStreet's registration statement filed with the Commission. The document is not for circulation until all comments of the Commission are adequately dealt with and MainStreet's registration statement is declared effective. Extensive comments were received from the staff of the Commission, including broker-dealer regulatory issues relating to the proposed operations of MainStreet. There is no assurance when, if at all, the proxy statement/prospectus will be finalized or declared effective by the Commission. See Item 1, "Business - Important Information."

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock commenced trading on the Nasdaq SmallCap Market on April 17, 1996, under the symbol "DCAI." The table below indicates the high and low bid prices for our common stock for the four quarters for the years ended December 31, 1998 and 1999 as reported by Nasdaq.

                                                        BID PRICE
                                                        ---------
                  1998*                         HIGH                LOW
                  ----                          ----                ---
         1st Quarter...................         $2.56              $1.31
         2nd Quarter...................          1.94               1.25
         3rd Quarter...................          1.94               0.88
         4th Quarter...................          1.25               0.56

                                                        BID PRICE
                                                        ---------
                  1999                          HIGH                LOW
                  ----                          ----                ---
         1st Quarter...................         $1.75              $ .69
         2nd Quarter...................          3.30                .56
         3rd Quarter...................          4.50               1.94
         4th Quarter**.................          6.88               1.34

---------------

*    The common stock did not trade actively in 1998.

** The price increases may be, in part or primarily, the result of the announcement during the fourth quarter of the execution of the Merger Agreement with MainStreet and related agreements.

         At March 16, 2000, the high and low sales price of our common stock was $4.75 and $4.66, respectively.

         Bid and asked prices are without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

         At March 16, 2000, we had 98 shareholders of record and approximately 765 beneficial owners of our common stock.

         We do not anticipate that we will pay dividends in the foreseeable future. The board of directors intends to retain earnings, if any, for use in the business. Future dividend policy will be at the discretion of the board of directors, and will depend on our earnings, capital requirements, financial condition and other similar relevant factors. We have experienced operational losses since 1989. See Item 6, "Selected Financial Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Future events are subject to the proposed merger with MainStreet, which may result in our shareholders becoming MainStreet shareholders, with the dialysis operations being wholly-owned (in lieu of 65% owned) by Medicore. There is no assurance that the proposed merger will be approved or completed. See Item 1, "Business - Important Events."

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the five years ended December 31, 1999 is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                       CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                         (in thousands except per share amounts)
                                                                 Years Ended December 31,
                                                 ------------------------------------------------------
                                                   1999        1998      1997(1)      1996        1995
                                                 -------     -------     -------    -------     -------
Revenues ....................................    $ 5,866     $ 4,004     $ 9,221    $ 4,137     $ 2,668
Net (loss) income ...........................       (668)       (204)      1,993        (23)       (167)
(Loss) earnings per share
  Basic .....................................       (.19)       (.06)        .56       (.01)       (.07)
  Diluted ...................................       (.19)       (.06)        .55       (.01)       (.07)

                                                            CONSOLIDATED BALANCE SHEET DATA
                                                                     (in thousands)
                                                                       December 31,
                                                 ------------------------------------------------------
                                                   1999        1998      1997(1)      1996        1995
                                                 -------     -------     -------    -------     -------
Working capital .............................    $ 4,152     $ 5,115     $ 7,062    $ 4,529     $   651
Total assets ................................      9,036       9,349      11,638      7,522       3,972
Intercompany receivable from
  Medicore (non-current portion) ............        105
Long term debt, net of current portion(2)....        870         633         693        585         152
Stockholders' equity ........................      7,260       7,771       8,049      6,000       2,569


-------------------------

(1) Reflects the sale of substantially all the assets of our Florida subsidiary, Dialysis Services of Florida, Inc. - Fort Walton Beach and related Florida dialysis operations, including the homecare operations of another subsidiary, Dialysis Medical, Inc., to Renal Care Group, Inc. and its affiliates for $5,065,000 of which consideration $4,585,000 was cash with the balance consisting of 13,873 shares of Renal Care Group common stock. We owned 80% of Dialysis Services of Florida and Dialysis Medical, Inc., and on February 20, 1998 the 20% interest of Dialysis Services of Florida owned by our former medical director and his 20% interest in Dialysis Medical, Inc. were redeemed for approximately $625,000 of which sum included 6,936 shares of the Renal Care Group common stock valued at $240,000 with the balance in cash. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to "Notes to Consolidated Financial Statements."

(2) Includes advances from Medicore.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Medical service revenues increased approximately $1,946,000 (55%) for the year ended December 31, 1999 compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,460,000 including increased revenues of approximately $882,000 for our dialysis center located in Chambersburg, Pennsylvania, which commenced operations in January, 1999, and increased revenues of approximately $486,000 for our Manahawkin, New Jersey center, which received regulatory approval in December, 1998. Although the operations of new centers have resulted in additional revenues, they are still in the developmental stage and, accordingly, their operating results will adversely affect our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Interest and other income decreased by approximately $85,000 for the year ended December 31, 1999 compared to the preceding year. This decrease is largely due to a decrease in interest earned as a result of a decrease in invested funds.

         Cost of medical services sales as a percentage of sales increased to 72% in 1999 compared to 71% in 1998, reflecting an increase in supply costs as a percentage of sales and a decrease in healthcare salaries as a percentage of sales.

         Selling, general and administrative expenses increased by approximately $942,000 (51%) for 1999 compared to the preceding year. This increase reflected operations of the Company's new dialysis centers, $153,000 in compensation expense from issuance of stock options and approximately $93,000 associated with our decision not to go through with plans to construct a facility in Toms River, New Jersey, as well as increased support activities resulting from expanded operations. Selling general and administrative expenses as a percent of medical services revenue amounted to 51% for the year ended December 31, 1999, compared to 52% for the preceding year.

         As a result of having centers in the developmental stage which have not achieved a sufficient patient count to sustain profitable operations, we have continued to experience operational losses.

         Interest expense decreased by approximately $9,000 during the comparable periods largely as a result of reduced average outstanding borrowings.

1998 COMPARED TO 1997

         Medical service revenues decreased approximately $823,000 (19%) for the year ended December 31, 1998 compared to the preceding year. This decrease reflects the loss of revenues, which amounted to approximately $1,663,000 for the preceding year, from the sale of our Florida dialysis operations on October 31, 1997, which was offset to some degree by increased revenues of our Pennsylvania dialysis centers of approximately $782,000 including increased revenues of approximately $510,000 at our dialysis center located in Carlisle, Pennsylvania, which commenced operations in July 1997 and $58,000 from a new dialysis center located in Manahawkin, New Jersey, which received regulatory approval in

December, 1998. Although the operations of these centers have resulted in additional revenues, they are in the developmental stage and, accordingly, their operating results will adversely affect our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Interest and other income increased by approximately $37,000 for the year ended December 31, 1998 compared to the preceding year. This increase is largely due to interest earned on proceeds invested from the October 1997 sale of our Florida dialysis operations.

         Revenues for 1997 included a gain of approximately $4,431,000 upon the sale of substantially all of the assets of our Florida subsidiary, and its related operations.

         Cost of medical services sales as a percentage of sales increased to 72% in 1999 compared to 71% in 1998 reflecting an increase in supply costs as a percentage of sales, and a decrease in healthcare salaries as a percentage of sales.

         Selling, general and administrative expenses increased by approxi-Mately $942,000 (51%) for 1999 compared to the preceding year. This increase reflected operations of our new dialysis centers, $153,000 in compensation expense from issuance of stock options and approximately $93,000 associated with our decision not to go through with plans to construct a facility in Toms River, New Jersey as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percent of medical services revenue amounted to 51% and 52% for the year ended December 31, 1999 compared to the preceding year.

         As a result of having centers in the developmental stage which have not achieved a sufficient patient count to sustain profitable operations, we have continued to experience operational losses.

         Interest expense decreased by approximately $9,000 during the comparable periods largely as a result of reduced average outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $4,152,000 at December 31, 1999, which reflected a decrease of approximately $963,000 during the current year. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,707,000, which included net cash used in operating activities of $773,000, net cash used in investing activities of $768,000 (including additions to property and equipment of $816,000 primarily related to new centers), and net cash used in financing activities of $166,000 (including a decrease in the advances due from our parent of $16,000 and debt repayments of $182,000). The change in working capital also reflected increases of approximately $319,000 in accounts receivable and $151,000 in accounts payable due to increased sales activity. Other current assets increased approximately $302,000 largely as a result of an income tax receivable of approximately $248,000 and income taxes payable decreased $233,000 due to payment of taxes.

         We have mortgages on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $282,000 at December 31, 1999. The bank has liens on our real and personal property, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated competitive Maryland dialysis center continues to lease space from us in our building. The Pennsylvania center relocated during 1995 and we constructed our own dialysis facility at the property that commenced treatments in June 1995. See Note 2 to "Notes to Consolidated Financial Statements."

         We have an equipment financing agreement for kidney dialysis machines for our facilities, which has an outstanding balance of approximately $731,000 at December 31, 1999 and approximately $449,000 at December 31, 1998. This included additional equipment financing of approximately $387,000 during 1999. See Note 2 to "Notes to Consolidated Financial Statements."

         We opened our fifth center in Chambersburg, Pennsylvania in January, 1999 and opened our sixth center in Vineland, New Jersey in February, 2000.

         Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition provides us with an immediate ongoing operation, which most likely would be generating income. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. We consider three of our centers, Carlisle, Pennsylvania and Manahawkin and Vineland in New Jersey, to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings for those subsidiaries. Carlisle and Manahawkin have been operational for approximately 29 months and 19 months, respectively. We have entered into agreements with medical directors, and intend to establish additional facilities in Georgia and Ohio.

         We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion, whether through acquisitions of existing centers or the development of our own dialysis centers requires capital, which was the basis for our security offering in 1996 and sale of our Florida dialysis operations in 1997. We are presently in different phases of negotiations with approximately 10 physicians for additional outpatient centers in Georgia, Maryland, New Jersey Ohio, Pennsylvania, South Carolina and Virginia. No assurance can be given that we will be successful in implementing our growth strategy or that our available funds will be adequate to finance such expansion. See Item 1, "Business - Business Strategy" and Notes 7 and 9 to "Notes to Consolidated Financial Statements."

         We believe that current levels of working capital will enable us to meet our liquidity demands for at least the next twelve months as well as expand our dialysis facilities and thereby our patient base.

         In January, 2000, we loaned $1,500,000 to our parent, Medicore, at an annual interest rate of 10%, with the loan and accrued interest to be repaid by the parent on January 26, 2001. The parent utilized this loan to fund a loan by it to Linux Global Partners, which invests in Linux software companies, in conjunction with which the parent acquired a 6% ownership interest in Linux for $90, with an option to increase its ownership to 8%, which would include making an additional loan of $500,000 to Linux for which the parent would borrow the funds from us.

YEAR 2000 READINESS

         The Year 2000 computer information processing challenge associated with the recent millennium change concerned the ability of computerized information systems to properly recognize date sensitive information, with which many companies, public and private, were faced to ensure continued proper operations and reporting of financial condition. Management was fully aware of the Year 2000 issues, made its assessments, which included testing each component of software and hardware systems to insure each component operated properly with the date advanced to the year 2000, developing awareness and educating employees and patients regarding the Year 2000 issue and advising them of contingency plans, in case of total operating failure, which would include transferring the patients to our backup hospitals or referring to other non-affiliated dialysis centers. The education phase was ongoing to assure staff and patients of the nature of the Year 2000 issue and the contingency plans then available. Now that the Year 2000 has arrived, we have not experienced any computer or other year 2000 problems within any of our systems or with third party suppliers or providers.

         In mid-year 1999, we installed a new Year 2000 compliant accounting package, providing us with our own independent system of bookkeeping, accounting and financial records and reducing our reliance on Medicore's system and staff. This new system's cost, for equipment, software and training, was approximately $40,000.

         One of the most significant risks in our operations with respect to the recent millenium change related to billing and collection from third-party payors, and, in particular, Medicare. We receive a substantial portion of our revenues from Medicare for treatment of dialysis patients and related services. HCFA, through whom the Medicare program and payments are effected, has indicated it has done and continues to accomplish all it can to insure the Medicare ESRD program continues operating smoothly and that dialysis providers, like ourselves, may continue to timely bill electronically for patient services with Medicare payments to be made timely. In 1998, we installed a new electronic billing software program that was developed according to Medicare's compliance guidelines, which guidelines require not only system but also Year 2000 compatibility. We initiated electronic Medicare billing in January, 1999 without any problems. Other third-party payors, such as insurance companies, are presently billed with hard copy. The costs of the software modifications were minimal, approximately $1,000, and we do not anticipate any further costs with respect to Year 2000 compliance, and, if any, such would not be anticipated to be material.

         With respect to non-information technology systems, which typically include embedded technology, such as microcontrollers, the major equipment used in patient dialysis treatment is not date sensitive and did not pose any threat of a system breakdown due to the Year 2000 issue. Most of our dialysis equipment is new. We retain technicians who test and maintain dialysis operations equipment.

         In addition to addressing our own internal software system and equipment, we had communicated with all of our suppliers, service providers and other key third parties, including banks, hospitals, insurance companies, drug and medical equipment and soft good suppliers, utilities, waste removal and water and sewer services with whom we deal to determine the extent of their Year 2000 compliance, what actions they were taking to assess and address that issue, and whether they would be compliant. We received written assurances from these third parties indicating that they were Year 2000 compliant, and, in fact, we have not experienced any material adverse effects in entering into the Year 2000.

         We assumed a worse case scenario that some of our critical suppliers might experience a millenium problem and limit, delay or be unable to deliver supplies for patient treatment. In response, we identified other sources of supplies and maintained specific contacts with those suppliers, and had it been necessary, which it was not, would have requested those suppliers to carry more inventory earmarked for us. At the millenium change there were no supply problems.

         Another area that could have significantly impacted our operations in providing dialysis treatment to patients related to third-party providers, specifically, the utility companies providing water, a necessary resource for dialysis treatments, and electricity. These providers and services are beyond our control, and we do not have a separate generator for electricity nor other sources for water. None of these utilities have failed to provide services. However, we had in place plans to reduce the impact of any such utility shortages or outages which included notification to our utilities companies of our dialysis center locations, schedules and emergency services required and a 24-hour contact as well as notification to each of our landlords to assure access to the facility for our staff and key service providers.

         We have not experienced any material unanticipated negative consequences from the Year 2000 issues. We believe our assessment and implementation of our Year 2000 issues were satisfactorily completed, as evidenced by our continued and uninterrupted dialysis operations. However, we have only just entered the new millenium, and there may yet arise Year 2000 problems that we are not aware of These unknowns do not allow us the ability to predict with any significant accuracy or to quantify these Year 2000 issues' impact upon us, since they would involve uncertainty of costs we might incur as a result of these unknown Year 2000 failures that might yet occur despite the successful implementation of our program.

NEW ACCOUNTING PRONOUNCEMENT

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be reorganized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. We are in the process of determining the impact that the adoption of FAS 133 will have on our consolidated financial statements.

PROPOSED MERGER AND ACQUISITION

         On October 20, 1999, we entered into an Agreement and Plan of Merger pursuant to which MainStreet would merge with us and own approximately 80% of our Company. That proposed transaction also provides for a simultaneous sale of our operations to our parent in consideration for approximately 90% of the parent's ownership of the Company, our parent's assumption of our long-term debt and other liabilities, and our parent's waiver of most proceeds from the potential exercise of outstanding warrants and under-writers' options. See Item 1, "Business - Important Developments" and Note 12 to "Notes to Consolidated Financial Statements."

LOAN TO PARENT COMPANY

         On January 27, 2000, our parent borrowed $1,500,000 from us with a 10% annual interest rate, with the loan to be repaid with accrued interest by January 26, 2001. An additional $500,000 was borrowed from us by our parent under the same terms as the original borrowing. Our parent utilized the monies to loan to Linux Global Partners, a holding company investing in Linux software companies. See Note 13 to "Notes to Consolidated Financial Statements" and "Certain Relationships and Related Transactions" of our Information Statement relating to our Annual Meeting of Shareholders anticipated to be held on May 24, 2000, which is incorporated herein by reference.

RECENT DEVELOPMENTS

         Effective March 1, 2000, Bart Pelstring resigned as President, succeeded by Stephen Everett, formerly our Executive Vice President. Mr. Pelstring will remain as a director of the Company and our subsidiaries.

IMPACT OF INFLATION

         Inflationary factors have not had a significant effect on our operations. A substantial portion of our revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. See "Operations - Medicare Reimbursement" and "Government Regulation" under Item 1, "Business." Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect our earnings in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities of which we held approximately $3,383,000 at December 31, 1999.

         Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations which totaled $282,000 at December 31, 1999.

         We have has exposure to both rising and falling interest rates. A 1/2% decrease in rates on our year-end investments in government securities and a 1% increase in rates on our year-end mortgage debt would result in a negative impact of approximately $12,000 on our result of operations.

         We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective August 6, 1999, the board of directors, upon the recommendation of the audit committee, terminated Ernst & Young LLP as our independent accountants, and engaged new independent accountants, Wiss & Company, LLP, for the Company's annual audit for our 1999 fiscal year.

         This matter was previously reported on our Current Report on Form 8-K dated August 27, 1999. For more details you are referred to the caption "Proposals, 2. Ratification of Wiss & Young, LLP as Independent Auditors" of our Information Statement relating to the Annual Meeting of Shareholders anticipated to be held on May 24, 2000, which is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders, to serve during the ensuing year. The following information indicates their positions with the Company and age of the executive officers at March 15, 2000. There are no family relationships between any of the executive officers and directors of the Company.

Name                            Age      Position                     Held Since
----                            ---      --------                     ----------
Thomas K. Langbein               54      Chairman of the Board and       1980
                                         Chief Executive Officer         1986

Stephen W. Everett               44      President                       2000

Daniel R. Ouzts                  53      Vice President (Finance)
                                         and Treasurer                   1996

         For more detailed information about our executive officers and directors you are referred to the caption "Information About Directors and Executive Officer" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 24, 2000, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 24, 2000, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 24, 2000, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 24, 2000, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 24, 2000, incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following is a list of documents filed as part of this report.

         1. All financial statements - See Index to Consolidated Financial Statements.

         2. Financial statement schedules - See Index to Consolidated Financial Statements.

         3.       Refer to subparagraph (c) below.

(b)      Reports on Form 8-K

         None

(c)      Exhibits +

         (3) (i)  Articles of Incorporation++

            (ii)  By-Laws of the Company++

         (4) (i)  Form of Common Stock Certificate of the Company++

            (ii)  Form of Redeemable Common Stock Purchase Warrant++

           (iii)  Form of Underwriters' Options++

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

            (vi) Amendment No. 2 to Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc. dated September 13, 1999.

           (vii) Amendment No. 3 to Warrant Agreement between the Company, Continental Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc., dated March 22, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated March 20, 2000, Item 7(c)(10)(i)).

         (10)     Material Contracts

             (i) Lease between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV, Item 14(a) 3
                  (10)(lxii)).

            (ii) Lease between the Company and Dialysis Services of Pennsylvania, Inc. - Lemoyne(1) dated December 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Part IV, Item 14(c)(10)(ii)).

           (iii) Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated November 30, 1988(3) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 ("March, 1998 Form 10-Q"),
                  Part II, Item 6(a), Part II, Item 10(iii)).

            (iv) First Amendment to Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated December 1, 1997(3) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(xxviii)).

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

            (xi)  1995 Stock Option Plan of the Company (November 10, 1995).++

           (xii) Form of Stock Option Certificate under 1995 Stock Option Plan (November 10, 1995).++

          (xiii) Lease between Dialysis Services of PA., Inc. - Carlisle(1) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiii)).


           (xiv) Lease between Dialysis Services of NJ., Inc. - Manahawkin(4) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

            (xv) Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(4) dated June 4, 1997 (incorporated by reference to the 1997 Form 10-K, Part IV, Item 14(c)(xviii)).

           (xvi) Equipment Master Lease Agreement BC-105 between the Company and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company's 1996 Form 10-K,
                  Part IV, Item 14(a) 3 (10)(xxvii)).

          (xvii) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("June, 1997 10-Q"), Part II, Item 6(a), Part
                  II, Item 10(i)).(5)

         (xviii) Agreement for In-Hospital Dialysis Services between Dialysis Services of Pennsylvania, Inc. - Carlisle(1) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated August 29, 1997, Item 7(c)(10)(i)).

           (xix) Asset Purchase Agreement by and among the Company, Dialysis Services of Florida, Inc. - Fort Walton Beach(6), DCA Medical Services, Inc.(1), Dialysis Medical, Inc., Renal Care Group, Inc., Renal Care Group of the Southeast, Inc. and Henry M. Haire, M.D. dated October 31, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated November 12, 1997, Part II, Item 7(c)(2.1)).

            (xx) Medical Director Agreement between Dialysis Services of NJ, Inc. - Manahawkin(4) and Atlantic Nephrology Group, Inc. dated January 21, 1998(7) [*] (incorporated by reference to the Company's September, 1996 Form 10-Q, Part II, Item 6(a),
                  Part II, Item 10(i)).

         [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

           (xxi) Lease between Dialysis Services of Pa., Inc. - Chambers-burg(1) and BPS Development Group dated April 13, 1998 (incorporated by reference to the Company's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

          (xxii) Lease between the Company and Wirehead Networking Solutions, Inc. dated December 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Part IV, Item 14(c)(10)(xxvi)).

         (xxiii)  1999 Stock Option Plan of the Company (May 21, 1999).

          (xxiv) Form of Stock Option Certificate under the 1999 Stock Option Plan (May 21, 1999).

           (xxv) Lease between DCA of Vineland, LLC(4) and Maintree Office Center, L.L.C. dated May 10, 1999.

          (xxvi) Medical Director Agreement between DCA of Vineland, LLC(4) and Vineland Dialysis Professionals dated April 30, 1999.

         (xxvii) Medical Director Agreement between Dialysis Services of PA., Inc. - Carlisle(4) and Cumberland Valley Nephrology Associates, P.C. dated April 30, 1999(8).

        (xxviii) Management Services Agreement between the Company and DCA of Vineland, LLC(4) dated April 30, 1999(9).

          (xxix) Amendment No. 1 to Management Services Agreement between the Company and DCA of Vineland, LLC(4) dated October 27, 1999.

           (xxx) Indemnity Deed of Trust from the Company to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1999 ("December Form 8-K"), Item 7(c)(99)(i)).

          (xxxi) Guaranty Agreement from the Company to St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company's December Form 8-K, Item 7(c)(99)(ii)).

         (xxxii) Promissory Note from Medicore, Inc.(2) to the Company dated January 27, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 2000, Item 7(c)10.1)

        (xxxiii) Management Services Agreement between DCA of Vineland, LLC(4) and DCA Medical Services, Inc. (1) dated January 1, 2000(10).

         [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

         (16)(i) Letter re change in certifying accountant dated August 13, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1999, Item 7(c)(16)).

            (ii) Letter re change in certifying accountant dated August 27, 1999 (incorporated by reference to the Company's Current Report on Form 8-K/A#1 dated August 27, 1999, item 7(c)(16)).

         (21)     Subsidiaries of the Company.

         (23)     Consent of experts and counsel

             (i) Consent of Ernst & Young LLP, Independent Certified Public Accountants

            (ii) Consent of Wiss & Company, LLP, Independent Certified Public Accountants

         (27)     Financial Data Schedule (for SEC use only).

-------------------------

+        Documents incorporated by reference not included in Exhibit Volume.

++ Incorporated by reference to the Company's Registration Statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A, Part II,
         Item 27.

(1)      Wholly-owned subsidiary.

(2) Parent of the Company owning approximately 68% of the Company's outstanding common stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq SmallCap Market.

(3) Dialysis Corporation of America has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.

(4)      80% owned facility.

(5) Dialysis equipment is leased from time to time and a new schedule is added to the Master Lease; other than the nature of the equipment and the length of the lease, the Schedules conform to the exhibit filed and the terms of the Master Lease remain the same.

(6)      100% owned subsidiary, assets sold; now inactive.

(7) Previously filed with the same Medical Director under the name Oceanview Medical Group, P.A.

(8) There are two Medical Director Agreements with Cumberland Valley Nephrology Associates, P.C. and such agreements conform to the exhibit filed but for the facility, the other facility located in Chambersburg, Pennsylvania.

(9) There are several substantially similar Management Services Agreements which conform to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement.

(10) Each subsidiary has the identical Management Services Agreement with DCA Medical Services, Inc.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIALYSIS CORPORATION OF AMERICA, INC. AND SUBSIDIARIES

DECEMBER 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                      COL. A                       COL. B                       COL. C                      COL. D         COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Additions
                                                 Balance at   Additions (Deductions)     Charged to     Other Changes     Balance
                                                 Beginning     Charged (Credited) to   Other Accounts    Add (Deduct)    at End of
                  Classification                 Of Period       Cost and Expenses        Describe         Describe       Period
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectable accounts          $ 144,000            $  98,000                           $  (5,000)(1)  $ 237,000
   Valuation allowance for deferred tax asset       80,000              117,000                                  --        197,000
                                                 ---------            ---------                           ---------      ---------
                                                 $ 224,000            $ 215,000                           $  (5,000)     $ 434,000
                                                 =========            =========                           =========      =========
YEAR ENDED DECEMBER 31, 1998:
Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectable accounts          $  52,000            $ 101,000                           $  (9,000)(1)  $ 144,000
   Valuation allowance for deferred tax asset           --               80,000                                  --         80,000
                                                 ---------            ---------                           ---------      ---------
                                                 $  52,000            $ 181,000                           $  (9,000)     $ 224,000
                                                 =========            =========                           =========      =========
YEAR ENDED DECEMBER 31, 1997:
 Reserves and allowances deducted
   from asset accounts:
   Allowance for uncollectable accounts          $ 154,000            $  37,000                           $ (93,000)(1)  $  52,000
                                                                                                            (46,000)(2)

   Valuation allowance for deferred tax asset       17,000              (17,000)                                 --             --
                                                 ---------            ---------                           ---------      ---------

                                                 $ 171,000            $  20,000                           $(139,000)     $  52,000
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

March 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                         Title                      Date
          ---------                         -----                      ----

/s/ THOMAS K. LANGBEIN       Chairman of the Board of Directors   March 28, 2000
---------------------------
    Thomas K. Langbein

/s/ STEPHEN W. EVERETT       President                            March 28, 2000
---------------------------
    Stephen Everett

/s/ DANIEL R. OUZTS          Vice President, Treasurer, Chief     March 28, 2000
---------------------------  Financial Officer and Controller
    Daniel R. Ouzts

/s/ BART PELSTRING           Director                             March 28, 2000
---------------------------
    Bart Pelstring

/s/ ROBERT W. TRAUSE         Director                             March 28, 2000
---------------------------
    Robert W. Trause

/s/ DR. HERBERT I. SOLLER    Director                             March 28, 2000
---------------------------
    Dr. Herbert I. Soller

                           ANNUAL REPORT ON FORM 10-K
                   ITEM I, ITEM 14(a) (1) AND (2), (c) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 1999
                         DIALYSIS CORPORATION OF AMERICA
                              LEMOYNE, PENNSYLVANIA

                        FORM 10-K--ITEM 14(A)(1) AND (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8:

                                                                           Page
                                                                           ----

    Consolidated Balance Sheets as of December 31, 1999 and 1998.          F-4

    Consolidated Statements of Operations - Years ended
        December 31, 1999, 1998, and 1997.                                 F-5

    Consolidated Statements of Stockholders' Equity - Years ended
        December 31, 1999, 1998 and 1997.                                  F-6

    Consolidated Statements of Cash Flows - Years ended December
        31, 1999, 1998 and 1997.                                           F-7

    Notes to Consolidated Financial Statements - December 31, 1999.        F-8


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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Dialysis Corporation of America

We have audited the accompanying consolidated balance sheet of Dialysis Corporation of America and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial state-ment schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/ WISS & COMPANY, LLP

March 10, 2000
Livingston, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Dialysis Corporation of America

We have audited the accompanying consolidated balance sheet of Dialysis Corporation of America and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the information related to each of the two years in the period ended December 31, 1998 on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ ERNST & YOUNG LLP

March 22, 1999
Miami, Florida

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1999            1998
                                                            -----------     -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                                 $ 3,659,390     $ 5,366,837
  Accounts receivable, less allowance
   of $237,000 at December 31, 1999;
   $144,000 at December 31, 1998                                779,568         460,786
  Inventories                                                   219,623         179,189
  Prepaid expenses and other current assets                     397,361          52,934
                                                            -----------     -----------
             Total current assets                             5,055,942       6,059,746

Property and equipment:
  Land                                                          168,358         168,358
  Buildings and improvements                                  1,425,912       1,404,573
  Machinery and equipment                                     2,051,803       1,381,460
  Leasehold improvements                                      1,660,172       1,149,300
                                                            -----------     -----------
                                                              5,306,245       4,103,691
  Less accumulated depreciation and amortization              1,454,190       1,003,995
                                                            -----------     -----------
                                                              3,852,055       3,099,696
Advances to parent                                              105,142         120,865
Deferred expenses and other assets                               22,808          68,617
                                                            -----------     -----------
                                                            $ 9,035,947     $ 9,348,924
                                                            ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $   395,002     $   243,968
  Accrued expenses                                              365,351         292,594
  Current portion of long-term debt                             143,438         175,902
  Income taxes payable                                               --         232,306
                                                            -----------     -----------
           Total current liabilities                            903,791         944,770

Long-term debt, less current portion                            869,985         632,664
Minority interest in subsidiaries                                 2,080              --

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; 3,546,344 shares issued
   and outstanding in 1999; 3,751,344 shares issued and
   3,546,344 shares outstanding in 1998                          35,463          37,513
  Capital in excess of par value                              3,971,514       4,044,154
  Retained earnings                                           3,253,114       4,004,763
  Treasury stock at cost; 205,000 shares                             --        (314,940)
                                                            -----------     -----------
           Total stockholders' equity                         7,260,091       7,771,490
                                                            -----------     -----------
                                                            $ 9,035,947     $ 9,348,924
                                                            ===========     ===========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                               1999             1998             1997
                                                            -----------      -----------      -----------
Revenues:
  Medical service revenue                                   $ 5,498,541      $ 3,552,279      $ 4,375,165
  Gain on sale of subsidiaries' assets                               --               --        4,430,663
  Interest and other income                                     367,030          451,656          414,970
                                                            -----------      -----------      -----------
                                                              5,865,571        4,003,935        9,220,798
Cost and expenses:
  Cost of medical services                                    3,964,258        2,516,239        2,712,527
  Selling, general and administrative expenses                2,789,529        1,847,175        2,155,459
  Interest expense                                               72,605           81,531           86,129
                                                            -----------      -----------      -----------
                                                              6,826,392        4,444,945        4,954,115
                                                            -----------      -----------      -----------

(Loss) income before income taxes and minority interest        (960,821)        (441,010)       4,266,683

Income tax (benefit) provision                                 (292,462)        (236,838)       1,699,000
                                                            -----------      -----------      -----------

(Loss) income before minority interest                         (668,359)        (204,172)       2,567,683

Minority interest in income (loss)
  of consolidated subsidiaries                                       --               --          574,303
                                                            -----------      -----------      -----------

            Net (loss) income                               $  (668,359)     $  (204,172)     $ 1,993,380
                                                            ===========      ===========      ===========

(Loss) earnings per share:
   Basic                                                    $      (.19)     $      (.06)     $       .56
                                                            ===========      ===========      ===========
   Diluted                                                  $      (.19)     $      (.06)     $       .55
                                                            ===========      ===========      ===========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       CAPITAL IN
                                                         COMMON         EXCESS OF        RETAINED       TREASURY
                                                          STOCK         PAR VALUE        EARNINGS         STOCK           TOTAL
                                                       -----------     -----------     -----------     -----------     -----------
Balance at January 1, 1997                             $    35,888     $ 3,748,595     $ 2,215,555                     $ 6,000,038

    Net income                                                                           1,993,380                       1,993,380

    Repurchase of 100,000 shares                                                                       $  (206,250)       (206,250)

    Exercise of stock options                                1,625         260,125                                         261,750
                                                       -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1997                                37,513       4,008,720       4,208,935        (206,250)      8,048,918

    Net loss                                                                              (204,172)                       (204,172)

    Repurchase of 105,000 shares                                                                          (108,690)       (108,690)

    Redemption of minority interest in subsidiaries                         35,434                                          35,434
                                                       -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1998                                37,513       4,044,154       4,004,763        (314,940)      7,771,490

    Net loss                                                                              (668,359)                       (668,359)

    Issuance of stock options as compensation                              153,000                                         153,000

    Sale of minority interest in subsidiaries                                3,960                                           3,960

    Cancellation of 205,000 treasury shares                 (2,050)       (229,600)        (83,290)        314,940              --
                                                       -----------     -----------     -----------     -----------     -----------

Balance at December 31, 1999                           $    35,463     $ 3,971,514     $ 3,253,114     $        --     $ 7,260,091
                                                       ===========     ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                        1999           1998             1997
                                                                    -----------     -----------     -----------
Operating activities:
  Net (loss) income                                                 $  (668,359)    $  (204,172)    $ 1,993,380
  Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
      Gain on sale of subsidiaries' assets                                   --              --      (4,430,663)
      Depreciation                                                      450,460         332,697         278,761
      Amortization                                                        1,743           1,690          11,116
      Bad debt expense                                                   98,666         100,856          36,726
      Deferred income taxes                                                  --          24,000              --
      Gain on sale of securities                                             --         (12,780)             --
      Minority interest                                                      --              --         574,303
      Stock option related compensation expense                         153,000              --         322,125
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                            (417,448)        (67,479)       (357,280)
        Inventories                                                     (40,434)        (65,374)         (5,223)
        Prepaid expenses and other current assets                      (342,427)         43,825         (12,087)
        Accounts payable                                                151,034         171,437         (76,129)
        Accrued expenses                                                 72,757         (62,505)         58,341
        Income taxes payable                                           (232,306)     (1,422,858)      1,649,164
                                                                    -----------     -----------     -----------
          Net cash (used in) provided by operating activities          (773,314)     (1,160,663)         42,534

Investing activities:
  Proceeds from sale of subsidiaries' assets                                 --              --       4,583,662
  Redemption of minority interest in subsidiaries                            --        (385,375)             --
  Additions to property and equipment, net of minor disposals          (815,919)       (904,873)       (631,103)
  Proceeds from sale of securities                                           --         252,780              --
  Deferred expenses and other assets                                     44,066         (27,219)        (23,429)
  Sale of minority interest in subsidiaries                               4,040              --              --
                                                                    -----------     -----------     -----------
          Net cash (used in) provided by investing activities          (767,813)     (1,064,687)      3,929,130

Financing activities:
  Advances (to) from parent                                              15,723        (249,592)       (240,820)
  Repurchase of stock                                                        --        (108,690)       (206,250)
  Payments on long-term debt                                           (182,043)       (152,451)       (136,502)
  Exercise of stock options                                                  --              --           1,625
  Dividend payments to minority shareholders                                 --              --          (3,966)
                                                                    -----------     -----------     -----------
          Net cash (used in) provided by financing activities          (166,320)       (510,733)       (585,913)
                                                                    -----------     -----------     -----------

(Decrease) increase in cash and cash equivalents                     (1,707,447)     (2,736,083)      3,385,751

Cash and cash equivalents at beginning of year                        5,366,837       8,102,920       4,717,169
                                                                    -----------     -----------     -----------

Cash and cash equivalents at end of period                          $ 3,659,390     $ 5,366,837     $ 8,102,920
                                                                    ===========     ===========     ===========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

    The Company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The Company operates five kidney dialysis centers, four located in Pennsylvania and one in New Jersey and opened a sixth kidney dialysis center in New Jersey in February 2000, and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients.

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

                                DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INVENTORIES

    Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

PROPERTY AND EQUIPMENT

    Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 4 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements, based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain on loss is recognized.

LONG-LIVED ASSET IMPAIRMENT

    Pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. The Company, based on current circumstances, does not believe any indicators of impairment are present.

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

                                DECEMBER 31, 1999

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

EARNINGS  PER SHARE

       Diluted earning per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

    Following is a reconciliation of amounts used in the basic and diluted computations:

                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           1999           1998           1997
                                       -----------     ----------     ----------

Net (loss) income                      $  (668,359)    $ (204,172)    $1,993,380
                                       ===========     ==========     ==========

Weighted average shares-denominator
basic computation                        3,546,344      3,626,330      3,531,584
Effect of dilutive stock options:

Stock options granted November 1995             --             --         86,539
                                       -----------     ----------     ----------
Weighted average shares, as
adjusted-denominator diluted
computation                              3,546,344      3,626,330      3,618,123
                                       ===========     ==========     ==========

Earnings (loss) per share:
Basic                                  $      (.19)    $     (.06)    $      .56
                                       ===========     ==========     ==========
Diluted                                $      (.19)    $     (.06)    $      .55
                                       ===========     ==========     ==========

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

INTEREST AND OTHER INCOME

    Interest and other income is comprised as follows:

                                       YEAR ENDED DECEMBER 31,
                               --------------------------------------
                                  1999          1998          1997
                               ----------    ----------    ----------
Rental income                  $1,142,561    $  121,835    $  119,792
Interest income                   194,984       296,943       227,789
Other                              29,485        32,878        67,389
                               ----------    ----------    ----------
                               $  367,030    $  451,656    $  414,970
                               ==========    ==========    ==========

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

                                DECEMBER 31, 1999


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

NOTE 2--LONG-TERM DEBT

    Long-term debt is as follows:

                                                                      DECEMBER 31,
                                                                   1999          1998
                                                                ----------    ----------
    Mortgage note secured by land and building
        with a net book value of $390,000 at
        December 31, 1999.  Monthly principal
        payments of $3,333 plus interest at 1%
        over the prime rate through November 2003               $  156,711    $  200,040

    Mortgage note secured by land and building with
        a net book value of $688,000 at December 31, 1999
        Monthly principal payments of $2,667 plus interest
        at 1% over the prime rate through November 2003            125,289       159,960

    Equipment financing  agreement secured by equipment
        with a net book value of $772,000 at December 31,
        1999.  Monthly payments totaling $8,582 as of
        December 31, 1999, including principal and interest,
        as described below, pursuant to various schedules
        extending through May 2005 with interest at rates
        ranging from 4.14% to 11.84%                               731,423       448,566
                                                                ----------    ----------
                                                                 1,013,423       808,566
        Less current portion                                       143,438       175,902
                                                                ----------    ----------
                                                                $  869,985    $  632,664
                                                                ==========    ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1999


NOTE 2--LONG-TERM DEBT--CONTINUED

    The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003. There were no outstanding borrowings under this line of credit as of December 31, 1999.

    The equipment financing agreement provides financing for kidney dialysis machines for the Company's dialysis facilities in Pennsylvania and New Jersey. Additional financing totaled approximately $190,000 in 1997, $245,000 in 1998 and $387,000 in 1999. Payments under the agreement are pursuant to various schedules extending through May 2005. Payments under some schedules begin one year after commencement of the financing which would increase monthly payments from $8,582 as of December 31, 1999 to $23,744 if all payments had commenced as of that date.

    Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows."

    The prime rate was 8.50% as of December 31, 1999 and 7.75% as of December 31, 1998.

    Scheduled maturities of long-term debt outstanding at December 31, 1999 are approximately: 2000-$143,438; 2001-$252,863; 2002-$251,686; 2003-$242,527;
2004-$121,905; thereafter-$1,004. Interest payments on the above debt amounted to approximately $54,000 in 1999, $64,000 in 1998, and $77,000 in 1997,
respectively.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1999


NOTE 3--INCOME TAXES--CONTINUED

                                                           DECEMBER 31,
                                                   ---------------------------
                                                     1999               1998
                                                   --------           --------
    Deferred tax liabilities:
        Depreciation                               $  25,000          $     --
                                                   ---------          --------
               Total deferred tax liabilities         25,000                --
    Deferred tax assets:
        Depreciation and amortization                    ---            11,000
        Accrued expenses                              26,000            15,000
        Bad debt allowance                            96,000            54,000
                                                   ---------          --------
               Subtotal                              122,000            80,000
    State net operating loss carryforward            100,000               ---
                                                   ---------          --------
               Total deferred tax assets             222,000           (80,000)
    Valuation allowance for deferred tax assets     (197,000)          (80,000)
                                                   ---------          --------
    Net deferred tax asset                            25,000               ---
                                                   ---------          --------
    Net deferred taxes                             $     ---          $    ---
                                                   =========          ========

    A valuation allowance has been provided that fully offsets the deferred tax asset recorded at December 31, 1998 as management believes that it is more likely than not that, based on the weight of the available evidence, the deferred tax asset will not be realized.

    Significant components of the income tax provision (benefit) are as follows:

                                         1999           1998           1997
                                     -----------    -----------    -----------

    Current:
       Federal                       $  (324,720)   $  (301,000)   $ 1,488,000
       State                              32,258         40,162        235,000
                                     -----------    -----------    -----------
                                        (292,462)      (260,838)     1,723,000

    Deferred                                 ---         24,000        (24,000)
                                     -----------    -----------    -----------
                                        (292,462)   $  (236,838)   $ 1,699,000
                                     ===========    ===========    ===========

    The reconciliation of income tax attributable to income (loss) before income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) is:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1999           1998           1997
                                                     -----------    -----------    -----------
    Statutory tax rate (34%) applied to income (loss)
        before income taxes                          $  (325,395)   $  (149,943)   $ 1,450,700
    Adjustments due to:
        State taxes, net of federal benefit               21,290         25,049        155,200
        Change in valuation allowance                    117,000         80,000        (17,300)
        Benefits of net operating losses                      --             --             --
        Non-deductible items                               3,395          2,973          2,900
        Prior year tax return accrual adjustment        (108,752)      (194,917)       107,500
                                                     -----------    -----------    -----------
                                                     $  (292,462)   $  (236,838)   $ 1,699,000
                                                     ===========      ===========    ===========

    Income tax payments were approximately $223,000 in 1999, $1,162,000 in 1998 and $50,000 in 1997.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1999


NOTE 4--TRANSACTIONS WITH PARENT

    The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $200,000 for the year ended December 31, 1999 and $240,000 for each of the years ended December 31, 1998 and 1997.

    As of December 31, 1999 and December 31, 1998, the Company had an intercompany advance receivable from the Parent of approximately $105,000 and $121,000, respectively, which bore interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $2,000 and $1,000 for the years ended December 31, 1999 and December 31, 1998, respectively. Interest on an intercompany advance payable amounted to approximately $6,000 and $7,000 for the years ended December 31, 1998 and December 31, 1997, respectively. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable from the Parent prior to January 1, 2001, and therefore, the advance has been classified as long-term at December 31, 1999.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

    For the years ended December 31, 1999, 1998 and 1997, respectively, the Company paid premiums of approximately $161,000, $124,000 and $87,000 for insurance obtained through two persons, one a director of the Company and the Parent, and the other a relative of an officer and director of the Company and the Parent.

    For the years ended December 31, 1999, 1998 and 1997, respectively, legal fees of $132,000, $80,000 and $61,000 were paid to an attorney who acts as general counsel and Secretary for the Company and the Parent.

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

    In November, 1995, the Company adopted a stock option plan for up to 250,000 options. Pursuant to this plan, in November, 1995, the board of directors granted 210,000 options to certain of its officers, directors, and employees and consultants of which 4,500 options were outstanding at December 31, 1999. These options vested immediately and are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998, the board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. On December 31, 1997 162,500 options were exercised by officers for which the Company received cash payments of the par value and the Company forgave the remaining balance due and recorded compensation expense of approximately $322,000.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 6 --STOCK OPTIONS--CONTINUED

    In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. The Company recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25.

    Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted/modified during 1999 and 1998, respectively: risk-free interest rate of 5.65% for the 1999 options and 5.55% for the options granted/modified during 1998; no dividend yield; volatility factor of the expected market price of the Company's common stock of .95 and .93, and a weighted-average expected life of 1.9 years and 2.0 years.

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

    For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period, and since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options. No pro forma information is provided for 1997 as no options were granted. The Company's pro forma information follows:

                                              1999                      1998
                                              ----                      ----
Pro forma net loss                         $(985,759)                $(209,039)
                                           =========                 =========
Pro forma loss per share                   $    (.28)                $    (.06)
                                           =========                 =========

     A summary of the Company's stock option activity, and related information for the options issued in 1998, 1996 and 1995 follows:

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 6--STOCK OPTIONS--Continued


                                                      1999                        1998                        1997
                                                      ----                        ----                        ----
                                                     WEIGHTED-AVERAGE            WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
                                           OPTIONS    EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                           -------    --------------    -------   --------------    -------   --------------
Outstanding-beginning of year               19,500                       29,000                     209,000
Granted                                    800,000        $1.25          10,000        $2.25             --
Cancellations                                   --                       (5,000)        4.75             --
Exercised                                       --                           --                    (162,500)      $1.50
Expired                                    (10,000)        3.50         (14,500)        1.50        (17,500)       2.43
                                          --------                     --------                    --------
Outstanding-end of year                    809,500                       19,500                      29,000
                                          ========                     ========                    ========

Outstanding and exercisable
   at end of year
   April 1999 options                      800,000         1.25              --                          --
   November 1995 options                     4,500         1.50           4,500         1.50         19,000        1.50
   August 1996 and June 1998 options         5,000         2.25          10,000         2.25         10,000        4.75
   August 1996 options                          --                        5,000         4.75             --
                                          --------                     --------                    --------
                                           809,500                       19,500                      29,000
                                          ========                     ========                    ========

Weighted-average fair value of
   options granted during the year        $    .59                     $    .79
                                          ========                     ========

     The remaining contractual life at December 31, 1999 is .3 years for 340,000 options issued in April 1999, 4.3 years for 460,000 options issued in April 1999, 3.4 years for the options issued in June 1998, and .9 years for the options issued in November 1995.

     The Company has 3,409,500 shares reserved for future issuance, including:
2,300,000 shares for Warrants; 9,500 shares under the 1995 plan; 800,000 shares under the 1999 plan; and 300,000 shares for underwriter options.

NOTE 7--COMMON STOCK

    Pursuant to a 1996 public offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters overallotment option, and 2,300,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to March 31, 2000. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 8--COMMITMENTS

    The Company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 1999 are approximately:
2000-$217,048; 2001-$202,784; 2002-$186,506; 2003-$166,584; thereafter-$71,215.
Total rent expense was approximately $173,000, $49,000 and $73,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Effective January 1, 1997, the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The Company has made no contributions under this plan as of December 31, 1999.

NOTE 9--SALE OF SUBSIDIARIES' ASSETS

    On October 31, 1997, the Company concluded a sale ("Sale") of substantially all of the assets of two of its 80% owned subsidiaries, Dialysis Services of Florida, Inc. - Ft. Walton Beach ("DSF") (dialysis operations) and Dialysis Medical, Inc. ("DMI") (Florida Method 2 home patient operations), and an in-patient hospital service agreement of its 100% owned subsidiary, DCA Medical Services, Inc. pursuant to an Asset Purchase Agreement. Consideration for the assets sold was $5,065,000 consisting of $4,585,000 in cash and $480,000 of the purchaser's common stock. The Company recorded a gain on the Sale of approximately $2,747,000, representing a pre-tax gain of $4,431,000, net of estimated income taxes of approximately $1,684,000, of which approximately $537,000 of the net after tax gain relates to the 20% minority interest in two of the subsidiaries whose assets were sold. In February 1998, the Company acquired, in a transaction accounted for as a purchase, the remaining 20% minority interests in two of the subsidiaries whose assets were sold. The purchase price, totaled $625,000, which included one-half of the common shares originally received as part of the consideration of the Sale. All of the common shares were sold in September 1998 for approximately $253,000 resulting in a gain of approximately $13,000.

    The pro forma consolidated condensed financial information presented below reflects the Sale as if it had occurred on January 1, 1997, accordingly, revenues and expenses of the businesses sold have been excluded for the period prior to the sale. For purposes of pro forma statement of operations information, no assumption has been made that expenses have been eliminated which were included in corporate expense allocations by the Company and its Parent, to the business operations sold and which were included in the actual results of operations of these businesses. Such expenses amounted to approximately $125,000 for the year ended December 31, 1997. No assumption has been included in the pro forma information as to investment income to be realized from investment of the proceeds of the Sale.

    The summary pro forma financial information, which excludes the gain on the Sale and related income taxes, is not necessarily representative of what the Company's results of operations would have been if the Sale had actually occurred as of January 1, 1997.

                            SUMMARY PRO FORMA INFORMATION
                            Year Ended December 31, 1997
                            ----------------------------

    Total revenues                  $3,079,000
                                    ==========

    Net loss                        $ (530,000)
                                    ===========

    Loss per share:
    Basic                             $(.15)
                                      =====
    Diluted                           $(.15)
                                      ======

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                DECEMBER 31, 1999

NOTE 10--REPURCHASE OF COMMON STOCK

    In September 1998, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices after having acquired 100,000 shares in June 1997 for approximately $206,000. The Company repurchased 105,000 shares for approximately $109,000 during 1998. The Company did not purchase any additional shares during 1999. All treasury shares were cancelled during the second quarter of 1999.

NOTE 11--CAPITAL EXPENDITURES

    Capital expenditures were as follows:

                                    1999               1998              1997
                                    ----               ----              ----
                                 $1,203,000        $1,149,000        $  825,000
                                 ==========        ==========        ==========

NOTE 12--PROPOSED MERGER AND ACQUISITION

    On October 20, 1999, the Company entered into an Agreement and Plan of Merger with MainStreet IPO.com Inc. ("MSI") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet"). The proposed merger is anticipated to be effected by MainStreet merging into DCA with DCA surviving, changing its name to MainStreet, and becoming a wholly-owned subsidiary of MSI. The Company's shareholders will receive, on a one-for-one basis, shares of common stock of MSI, which company filed a registration statement in February 2000 with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus approximately 3,419,000 shares for resale by certain affiliates of the Company, MSI and certain private investors of MSI. The Company will issue a proxy statement which is part of MSI's registration statement, seeking its minority shareholders' approval of the merger and related transactions, at such time the SEC declares the registration effective.

    Immediately prior to the proposed merger, the Company will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of its parent, Medicore, Inc., with this subsidiary also assuming all liabilities of the Company. The proposed sale of assets and merger transactions are subject to a variety of contingencies, most importantly shareholder approval. Should the Company's minority shareholders approve the transactions, Medicore will own
100% of the dialysis operations, and the Company's shareholders will become shareholders of MSI.

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

NOTE 13--LOAN TO PARENT COMPANY

    On January 27, 2000, the Company's Parent acquired a 6% interest in Linux Global Partners, a private holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate. The Parent obtained an option to acquire an additional 2% interest in and to loan $500,000 more to Linux Global Partners, which 2% interest it acquired and additional loan it made on March 27, 2000. The Parent borrowed the funds it utilized for the loan from the Company with an annual interest rate of 10%. The companies in which Linux Global Partners invests intend to use Linux IPO.com, Inc. website for any of their future public offerings. Linux IPO.com is a 50% owned subsidiary of Linux Global Partners, with 50% owned by MainStreet.

    The Parent, issued options to purchase 150,000 shares of its common stock to MSI and 2 officers of MSI as a finder's fee in conjunction with Medicore's investment in Linux Global Partners.