Form 10-Q
period 2000-03-31
DIALYSIS CORP OF AMERICA
filed 2000-05-15
CIK 201653

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527


                         DIALYSIS CORPORATION OF AMERICA
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                        59-1757642
---------------------------------------------             ------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

27 Miller Avenue, Lemoyne, Pennsylvania                         17043
---------------------------------------                     ------------
(Address of principal executive offices)                      (Zip Code)

                                 (717) 730-6164
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         -------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| or No |_|

Common Stock Outstanding

        Common Stock, $.01 par value - 3,716,444 shares as of April 30, 2000.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                      INDEX

PART I  --  FINANCIAL INFORMATION

        The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2000 and March 31, 1999 include the accounts of the Registrant and its subsidiaries.

ITEM 1.  Financial Statements

        1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2000 and March 31, 1999.

        2) Consolidated Condensed Balance Sheets as of March 31, 2000 and December 31, 1999.

        3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999.

        4) Notes to Consolidated Condensed Financial Statements as of March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  --  OTHER INFORMATION

ITEM 2. CHANGES ON SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ------------------------------
                                                       2000              1999
                                                   ------------      ------------
Revenues:
    Medical service revenue                        $  1,691,510      $  1,167,355
    Interest and other income                            98,854            87,769
                                                   ------------      ------------
                                                      1,790,364         1,255,124
Cost and expenses:
    Cost of medical services                          1,130,308           865,910
    Selling, general and administrative expenses        855,748           591,360
    Interest expense                                     16,497            17,026
                                                   ------------      ------------
                                                      2,002,553         1,474,296
                                                   ------------      ------------

Loss before income taxes                               (212,189)         (219,172)

Income tax provision (benefit)                           16,696           (72,000)
                                                   ------------      ------------

Net loss                                           $   (228,885)     $   (147,172)
                                                   ============      ============

Loss per share:
      Basic                                            $(.06)            $(.04)
                                                       =====             =====
      Diluted                                          $(.06)            $(.04)
                                                       =====             =====


See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   MARCH 31,       DECEMBER 31,
                                                                     2000             1999(A)
                                                                 ------------      ------------
                                                                  (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents                                      $  1,896,353      $  3,659,390
  Accounts receivable, less allowance
   of $269,000 at March 31, 2000;
   $237,000 at December 31, 1999                                      804,595           779,568
  Note receivable from parent                                       2,000,000                 -
  Inventories                                                         225,103           219,623
  Prepaid expenses and other current assets                           240,369           397,361
                                                                 ------------      ------------
             Total current assets                                   5,166,420         5,055,942

Property and equipment:
  Land                                                                376,211           168,358
  Buildings and improvements                                        1,430,162         1,425,912
  Machinery and equipment                                           2,090,287         2,051,803
  Leasehold improvements                                            1,707,429         1,660,172
                                                                 ------------      ------------
                                                                    5,604,089         5,306,245
  Less accumulated depreciation and amortization                    1,596,866         1,454,190
                                                                 ------------      ------------
                                                                    4,007,223         3,852,055
Advances to parent                                                    181,100           105,142
Deferred expenses and other assets                                     22,475            22,808
                                                                 ------------      ------------
                                                                 $  9,377,218      $  9,035,947
                                                                 ============      ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $    256,902      $    395,002
  Accrued expenses                                                    408,021           365,351
  Current portion of long-term debt                                   159,708           143,438
                                                                 ------------      ------------
           Total current liabilities                                  824,631           903,791

Long-term debt, less current portion                                  807,086           869,985
Minority interest in subsidiaries                                       2,080             2,080

Commitments

Stockholders' equity:
   Common stock, $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   3,712,944 shares at March 31, 2000 and
   3,546,344 shares at December 31, 1999                               37,129            35,463
Capital in excess of par value                                      4,682,063         3,971,514
Retained earnings                                                   3,024,229         3,253,114
                                                                 ------------      ------------
           Total stockholders' equity                               7,743,421         7,260,091
                                                                 ------------      ------------
                                                                 $  9,377,218      $  9,035,947
                                                                 ============      ============

   (A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission in March 2000.

   See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                       -------------      -------------
Operating activities:
    Net loss                                                           $    (228,885)     $    (147,172)
       Adjustments to reconcile net loss to net cash used
             in operating activities:
         Depreciation                                                        142,675            109,891
         Amortization                                                            583                422
         Bad debt expense                                                     42,531             20,368
         Increase (decrease) relating to operating activities from:
           Accounts receivable                                               (67,558)          (147,433)
           Inventories                                                        (5,480)             8,529
           Prepaid expenses and other current assets                         156,992            (29,019)
           Accounts payable                                                 (138,100)          (113,589)
           Accrued expenses                                                   42,670             55,791
           Income tax payable                                                     --           (232,306)
                                                                       -------------      -------------
                  Net cash used in operating activities                      (54,572)          (474,518)

      Investing activities:
         Additions to property and equipment, net of minor disposals        (297,843)          (177,422)
         Loan to parent                                                   (2,000,000)
         Deferred expenses and other assets                                     (250)             3,930
                                                                       -------------      -------------
             Net cash used in investing activities                        (2,298,093)          (173,492)

      Financing activities:
         Advances (to) from parent                                           (75,958)            49,330
         Payments on long-term debt                                          (46,629)           (45,822)
         Exercise of warrants                                                712,215                 --
                                                                       -------------      -------------
             Net cash provided by financing activities                       589,628              3,508
                                                                       -------------      -------------

Decrease in cash and cash equivalents                                     (1,763,037)          (644,502)

Cash and cash equivalents at beginning of period                           3,659,390          5,366,837
                                                                       -------------      -------------

Cash and cash equivalents at end of period                             $   1,896,353      $   4,722,335
                                                                       =============      =============


See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

        The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 64.9% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

GOVERNMENT REGULATION

        A majority of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the Company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the Company's operations. The Company believes that it is presently in compliance with all applicable laws and regulations.

INTEREST AND OTHER INCOME

        Interest and other income is comprised as follows:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                ------------------------------
                                                    2000               1999
                                                ------------      ------------
                Rental income                   $     38,492      $     32,487
                Interest income from Medicore         28,188               903
                Other interest income                 27,240            51,088
                Other income                           4,934             3,291
                                                ------------      ------------
                                                $     98,854      $     87,769
                                                ============      ============

EARNINGS PER SHARE

        Diluted earning per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2000 or for the same period of the preceding year, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

        Following is a reconciliation of amounts used in the basic and diluted computations:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                ------------------------------
                                                    2000               1999
                                                ------------      ------------
              Net loss income                   $   (228,885)     $   (147,172)
                                                ============      ============

              Weighted average shares              3,582,080         3,546,344
                                                ============      ============

              Loss per share:
              Basic                                 $(.06)            $(.04)
                                                    =====             =====
              Diluted                               $(.06)            $(.04)
                                                    =====             =====


        The Company has various potentially dilutive securities, including stock options and warrants. See Notes 6 and 7.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

COMPREHENSIVE INCOME (LOSS)

        Comprehensive loss consists of the net loss for the three months ended March 31, 2000, and for the same period of the preceding year.

NEW PRONOUNCEMENTS

        In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements.

NOTE 2--INTERIM ADJUSTMENTS

        The financial summaries for the three months ended March 31, 2000 and March 31, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

        While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1999.

NOTE 3--LONG-TERM DEBT

        In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $117,000 and $125,000 at March 31, 2000 and December 31, 1999, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $147,000 and $157,000 at March 31, 2000 and December 31, 1999, respectively.

        The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003. There were no outstanding borrowings under this line of credit as of March 31, 2000 or December 31, 1999.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 3--LONG-TERM DEBT--CONTINUED

        The Company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 11.84% pursuant to various schedules extending through May 2005. Additional financing of $90,000 during the three months ended March 31, 1999, which represents a noncash financing activity, is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $703,000 and $731,000 at March 31, 2000 and December 31, 1999, respectively.

        The prime rate was 9% as of March 31, 2000 and 8.5% as of December 31, 1999.

        Interest payments on long-term debt amounted to approximately $10,000 for the three months ended March 31, 2000 and $15,000 for the same period of the preceding year.

NOTE 4--INCOME TAXES

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

        Income tax (refunds) payments amounted to ($109,000) for the three months ended March 31, 2000 and $216,000 for the same period of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

        The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 for the three months ended March 31, 2000, and for the same period of the preceding year.

        The Company had an intercompany advance receivable from the Parent of approximately $181,000 and $105,000 at March 31, 2000 and December 31, 1999, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $1,000 for the three months ended March 31, 2000 and for the same period of the preceding year. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to April 1, 2001; therefore, the advance has been classified as long-term at March 31, 2000.

        On January 27, 2000, the Company's Parent acquired a 6% interest in Linux Global Partners, a private holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate. The Parent obtained an option to acquire an additional 2% interest in and to loan $500,000 more to Linux Global Partners, which 2% interest it acquired and additional loan it made on March 27, 2000. The Parent borrowed the funds it utilized for the loans from the Company with an annual interest rate of 10%. Interest on the note receivable from the Parent amounted to approximately $27,000 for the three months ended March 31, 2000. The Parent, issued options to purchase 150,000 shares of its common stock to MainStreetIPO.com Inc. and two of its officers in January 2000 as a finder's fee in conjunction with the Parent's investment in Linux Global Partners. See Note 9.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 6--STOCK OPTIONS

        In November 1995, the Company adopted a stock option plan for up to 250,000 options with 4,500 options remaining outstanding at March 31, 2000. These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998 the board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

        In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. The Company recorded expense of $153,000 in the second quarter of 1999 on 340,000 of these options pursuant to FAS 123 and APB 25. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year promissory notes.

NOTE 7--COMMON STOCK

        Pursuant to the Company's 1996 public offering, 2,300,000 redeemable common stock purchase warrants were issued to purchase one common share each with an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000. During the first quarter of 2000, approximately 167,000 warrants were exercised with net proceeds to the Company of approximately $712,000. Certain of these proceeds may go to MainStreetIPO.com Inc. if the proposed merger with the Company is completed. See Note 9. The underwriters received options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share. See Note 9.

NOTE 8--COMMITMENTS AND CONTINGENCIES

        The Company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of March 31, 2000.

NOTE 9--PROPOSED MERGER AND ACQUISITION

        On October 20, 1999, the Company entered into an Agreement and Plan of Merger with MainStreet IPO.com Inc. ("MainStreet") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet Sub"). The proposed merger anticipates MainStreet Sub merging into DCA with DCA surviving, changing its name to MainStreet Sub, and becoming a wholly-owned subsidiary of MainStreet. The Company's shareholders will receive, on a one-for-one basis, shares of common stock of MainStreet, which company filed a registration statement in February 2000 with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus approximately 3,419,000 shares for resale by certain affiliates of the Company, MainStreet and certain private investors of MainStreet. The Company's proxy statement, which is part of MainStreet's registration statement, will solicit the approval of the Company's minority shareholders for the proposed merger and related transactions, at such time the SEC declares the registration effective. There were extensive comments by the SEC staff to the registration statement including certain regulatory issues as to MainStreet's requirement to register as a broker-dealer, which MainStreet is attempting to resolve.

        Immediately prior to the proposed merger, the Company will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of its Parent, Medicore, Inc., with this subsidiary also assuming all liabilities of the Company. The proposed sale of assets and merger transactions are subject to a variety of contingencies, most importantly shareholder approval. Should the Company's minority shareholders approve the transactions, Medicore will own 100% of the dialysis operations, and the Company's shareholders will become shareholders of MainStreet.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 9--PROPOSED MERGER AND ACQUISITION--CONTINUED

        Assuming completion of the merger, 20% of the net proceeds from exercise of the Company's publicly traded warrants from the date of the Merger Agreement, October 20, 1999, up to $1,000,000, would go to Medicore with the balance of the proceeds to remain with MainStreet. If the merger is not completed, net proceeds from warrant exercises would remain with the Company to be used in its business and for development of additional dialysis centers. See Note 7.

        MainStreet is a recently established company which has developed a central website to provide business entities with the necessary tools to perform direct public offering of their securities. Another company, CEO Letter, LLC, which will become a wholly-owned subsidiary of MainStreet at the time of the merger, provides chief executive officers of public companies the forum to discuss their companies over the internet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

        The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the future of the Company's growth and operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective April 17, 1996), and Form S-3, effective July 1, 1999, and as amended or supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

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

        The dialysis industry is highly competitive and subject to extensive regulation. There are a variety of anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although we have never been challenged under these regulations and we believe we comply in all material respects with such laws and regulations, there can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that we will not be required to change our practices or experience material adverse effects as a result of any such challenges or changes. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the main source of patients for and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff. Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than we do, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

        Our future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate areas, and our ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within our budget. Our ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues to negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. We opened our fifth center in Chambersburg, Pennsylvania during the first quarter of 1999 and our sixth center in Vineland, New Jersey in February, 2000. We acquired property in South Georgia in February, 2000, on which we anticipate beginning construction of a new dialysis center in the immediate future. There is no certainty as to when the new center will commence operations, or the number of stations or patient treatments which will result, or if the new center will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

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

RESULTS OF OPERATIONS

        Medical service revenues increased approximately $524,000 (45%) for the three months ended March 31, 2000 compared to the same period of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $348,000, increased revenues of approximately $39,000 for the Manahawkin, New Jersey center, and revenues of approximately $137,000 for the Vineland, New Jersey center which commenced operations in February, 2000. Although the operations of new centers have resulted in additional revenues, they are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to cover fixed operating costs.

        Interest and other income increased by approximately $11,000 for the three months ended March 31, 2000 compared to the same period of the preceding year. This increase includes an increase of $27,000 in interest from our Parent including interest on a note receivable and an advance receivable, a decrease of $24,000 in interest from liquid investments as a result of a reduction in invested funds and an increase in rental income. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

        Cost of medical services sales as a percentage of sales decreased to 67% for the three months ended March 31, 2000 compared to 74% for the same period of the preceding year, reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

        Selling, general and administrative expenses increased by approximately $264,000 (45%) for the three months ended March 31, 2000 compared to the same period of the preceding year. This increase reflected operations of our new dialysis center in Vineland, New Jersey, as well as increased support activities resulting from expanded operations. Selling general and administrative expenses as a percent of medical service revenues amounted to 51% for the three months ended March 31, 2000, and the same period for the preceding year.

        As a result of having centers in the developmental stage which have not achieved a sufficient patient count to sustain profitable operations, we have continued to experience operational losses.

        Interest expense remained relatively stable decreasing by approximately $1,000 for the three months ended March 31, 2000 compared to the same period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital totaled $4,342,000 at March 31, 2000, which reflected an increase of approximately $190,000 during the three months ended March 31, 2000. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,763,000, which included net cash used in operating activities of $55,000, net cash used in investing activities of $2,298,000 (including a $2,000,000 loan to our Parent, additions to property and equipment of $298,000, which includes $208,000 for land in Georgia for a new dialysis center), and net cash provided by financing activities of $590,000 (including advances to our Parent of $76,000, and debt repayments of $47,000 and net proceeds from warrant exercises of $712,000).

        During the first quarter of 2000, approximately 167,000 warrants of our 2,300,000 publicly traded redeemable common stock purchase warrants were exercised with net proceeds to the Company of approximately $712,000. See Notes 7 and 9 to "Notes to Consolidated Condensed Financial Statements."

        We have mortgages on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $264,000 at March 31, 2000 and $282,000 at December 31, 1999. See Note 3 to
"Notes to Consolidated Condensed Financial Statements."

        We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $703,000 at March 31, 2000 and $731,000 at December 31, 1999. We through our subsidiary, DCA of Vineland, LLC, have a $700,000 development and equipment line of credit secured by the acquired assets of DCA of Vineland and a second mortgage on our real property in Easton, Maryland. There were no outstanding borrowings under this line of credit as of March 31, 2000 or December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

        In January, 2000, we loaned $1,500,000 to our Parent, Medicore, at an annual interest rate of 10%, with the loan and accrued interest to be repaid by our Parent on January 26, 2001. Our Parent utilized this loan to fund a loan by it to Linux Global Partners, which invests in Linux software companies, in conjunction with which our Parent acquired a 6% ownership interest in Linux for $90. Our Parent had an option to increase its ownership to 8%, which it exercised in March, 2000, in conjunction with which our Parent borrowed an additional $500,000 from us on the same terms as the original loan to fund a loan of the same amount to Linux Global Partners.

        Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Development of a dialysis facility to initiate operations takes four to six months and usually at least an additional 12 months to generate income. We consider three of our centers, Carlisle, Pennsylvania and Manahawkin and Vineland in New Jersey, to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings. As of March 31, 2000, the professional association providing medical director services to the Vineland, New Jersey center and the professional corporations providing medical director services to the Manahawkin, New Jersey and Carlisle and Chambersburg, Pennsylvania facilities had a 20% interest in those subsidiaries. In April 2000, a professional association with which the medical director for the Vineland, New Jersey center is affiliated, acquired an additional 29% interest for $203,000, increasing the minority ownership in that facility to 49% and reducing DCA's ownership to 51%. We have entered into agreements with medical directors, and intend to establish additional facilities in Georgia and Ohio.

        In February, 2000, we acquired land in South Georgia on which we plan to begin construction of a new dialysis center in the immediate future. The professional associations which will provide medical director services to this facility will have an initial 30% ownership interest with DCA owning 70%. We are presently in different phases of negotiations with physicians for additional outpatient centers in various parts of the country. No assurance can be given that we will be successful in implementing our growth strategy or that our available funds will be adequate to finance such expansion.

        We believe that current levels of working capital will enable us to meet our liquidity demands for at least the next twelve months, as well as expand our dialysis facilities and thereby our patient base.

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

PROPOSED MERGER AND ACQUISITION

        On October 20, 1999, we entered into an Agreement and Plan of Merger pursuant to which MainStreet would merge with us and own approximately 80% of the Company. That proposed transaction also provides for a simultaneous sale of our operations to our Parent in consideration for approximately 90% of our Parent's ownership of the Company, our Parent's assumption of our long-term debt and other liabilities, and our Parent's waiver of most proceeds from the potential exercise of outstanding warrants and underwriters' options. If these proposed transactions are completed, which will require approval at a special meeting by our minority public shareholders (our Parent and officers and directors of our Company and Parent who own our common stock will not vote their shares and are deferring to the determination of the minority shareholders), our operations will be owned 100% by our Parent and our shareholders will become shareholders of MainStreet. The SEC has provided substantial comments to MainStreet's registration statement, which includes our proxy statement, relating to the proposed transactions and issuance of MainStreet shares to our shareholders. The SEC has also expressed its position as to the regulatory issue of MainStreet registering as a broker-dealer based upon the proposed operations of its website for issuers to effect direct public offerings. The parties are attempting to address and resolve these issues with the SEC. There is no assurance the sale of our operations to our Parent and the merger with MainStreet will be approved or completed. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

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

                           PART II--OTHER INFORMATION

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                The Company's redeemable common stock purchase warrants ("Warrants") of which there are approximately 2,130,000 outstanding, were extended from March 31, 2000 to June 30, 2000, at which date they expire.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits

                Part I Exhibits

                        (27)  Financial Data Schedule (for SEC use only)

                Part II Exhibits

                        None

        (b)     Reports on Form 8-K

                (i) Item 5, "Other Events," re: loan to our Parent, Medicore, Inc., filed February 15, 2000.

                (ii) Item 5, "Other Events" re: extension of warrant exercise period, filed March 21, 2000.


                No financial statements were filed with any of the current reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIALYSIS CORPORATION OF AMERICA


                                    By: /s/  DANIEL R. OUZTS
                                        ---------------------------------------
                                        DANIEL R. OUZTS, Vice President/Finance
                                        Controller and Chief Financial Officer


Dated:   May 15, 2000

                                  EXHIBIT INDEX

Exhibit
  No.
-------

Part I Exhibits

        (27)    Financial Data Schedule (for SEC use only)