Form 10-Q
period 2000-06-30
DIALYSIS CORP OF AMERICA
filed 2000-08-14
CIK 201653

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-8527
                       ------


                        DIALYSIS CORPORATION OF AMERICA
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                       59-1757642
----------------------------                         -------------------
(State or other jurisdiction                           (IRS Employer
      of incorporation)                              Identification No.)


      27 Miller Street, Lemoyne, Pennsylvania            17043
     ----------------------------------------         ----------
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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 4,056,344 shares as of July 31, 2000.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                 ------------------------------------------------

                                    INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2000 and June 30, 1999 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2000 and June 30, 1999.

     2) Consolidated Condensed Balance Sheets as of June 30, 2000 and December 31, 1999.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2000 and June 30, 1999.

     4)  Notes to Consolidated Condensed Financial Statements as of June 30,
         2000.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
Revenues:
  Medical service revenue                    $2,073,719    $1,454,959    $3,765,229     $2,622,314
  Interest and other income                     133,088       102,652       231,942        190,421
                                             ----------    ----------    ----------     ----------
                                              2,206,807     1,557,611     3,997,171      2,812,735
Cost and expenses:
  Cost of medical services                    1,320,529     1,019,413     2,450,837      1,885,323
  Selling, general and administrative
    expenses                                    890,517       845,237     1,746,265      1,436,597
  Interest expense                               18,772        16,559        35,269         33,585
                                             ----------    ----------    ----------     ----------
                                              2,229,818     1,881,209     4,232,371      3,355,505
                                             ----------    ----------    ----------     ----------

Loss before income taxes and minority
    interest                                    (23,011)     (323,598)     (235,200)      (542,770)

Income tax provision (benefit)                   24,101       (41,000)       40,797       (113,000)
                                             ----------    ----------    ----------     ----------

Loss before minority interest                   (47,112)     (282,598)     (275,997)      (429,770)

Minority interest in loss of
    consolidated subsidiaries                   (14,218)          ---       (14,218)           ---
                                             ----------    ----------    ----------     ----------

       Net loss                              $  (32,894)   $ (282,598)   $ (261,779)    $ (429,770)
                                             ==========    ==========    ==========     ==========

Loss per share:
     Basic                                      $(.01)       $(.08)        $(.07)          $(.12)
                                                =====        =====         =====           =====
     Diluted                                    $(.01)       $(.08)        $(.07)          $(.12)
                                                =====        =====         =====           =====

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                           June 30,    December 31,
                                                                             2000         1999(A)
                                                                         -----------   ------------
                                                                         (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents                                              $ 1,376,670   $ 3,659,390
  Accounts receivable, less allowance of $285,000 at
   June 30, 2000; $237,000 at December 31, 1999                            1,326,428       779,568
  Note receivable from parent                                              2,000,000           ---
  Inventories                                                                281,775       219,623
  Prepaid expenses and other current assets                                  387,902       397,361
                                                                         -----------   -----------
          Total current assets                                             5,372,775     5,055,942

Property and equipment:
  Land                                                                       376,211       168,358
  Buildings and improvements                                               1,594,549     1,425,912
  Machinery and equipment                                                  2,139,283     2,051,803
  Leasehold improvements                                                   1,694,896     1,660,172
                                                                         -----------   -----------
                                                                           5,804,939     5,306,245
  Less accumulated depreciation and amortization                           1,741,121     1,454,190
                                                                         -----------   -----------
                                                                           4,063,818     3,852,055
Advances to parent                                                           286,985       105,142
Deferred expenses and other assets                                            11,684        22,808
                                                                         -----------   -----------
                                                                         $ 9,735,262   $ 9,035,947
                                                                         ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   348,409   $   395,002
  Accrued expenses                                                           453,684       365,351
  Income taxes payable                                                        47,236           ---
  Current portion of long-term debt                                          187,339       143,438
                                                                         -----------   -----------
          Total current liabilities                                        1,036,668       903,791

Long-term debt, less current portion                                         775,863       869,985
Minority interest in subsidiaries                                              3,061         2,080

Commitments

Stockholders' equity:

  Common stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 4,056,444 shares at June 30, 2000 and
    3,546,344 shares at December 31, 1999                                     40,564        35,463
  Capital in excess of par value                                           5,309,371     3,971,514
  Retained earnings                                                        2,991,335     3,253,114
  Notes receivable from options exercised                                   (421,600)          ---
                                                                         -----------   -----------
          Total stockholders' equity                                       7,919,670     7,260,091
                                                                         -----------   -----------
                                                                         $ 9,735,262   $ 9,035,947
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                             -------------------
                                                                             2009           1999
                                                                             ----           ----
Operating activities:
  Net loss                                                               $  (261,779)   $  (429,770)
  Adjustments to reconcile net loss to net cash used
         in operating activities:
    Depreciation                                                             286,930        219,008
    Amortization                                                               1,166            845
    Bad debt expense                                                         100,298         45,173
    Stock option compensation                                                    ---        153,000
    Minority interest                                                        (14,218)           ---
    Increase (decrease) relating to operating activities from:
      Accounts receivable                                                   (647,158)      (352,233)
      Inventories                                                            (62,152)        (3,540)
      Prepaid expenses and other current assets                                9,459       (132,981)
      Accounts payable                                                       (46,593)       (81,785)
      Accrued expenses                                                        88,333        187,740
      Income tax payable                                                      47,236       (232,306)
                                                                         -----------    -----------
          Net cash used in operating activities                             (498,478)      (626,849)

Investing activities:
  Loan to parent                                                          (2,000,000)           ---
  Additions to property and equipment, net of minor disposals               (465,193)      (254,637)
  Sale of minority interest in subsidiaries                                  206,000          4,040
  Deferred expenses and other assets                                           9,938         44,054
                                                                         -----------    -----------
          Net cash used in investing activities                           (2,249,255)      (206,543)

Financing activities:
  Advances (to) from parent                                                 (181,843)       107,775
  Payments on long-term debt                                                 (83,721)       (93,735)
  Exercise of warrants and stock options                                     730,577            ---

          Net cash provided by financing activities                          465,013         14,040
                                                                         -----------    -----------

Decrease in cash and cash equivalents                                     (2,282,720)      (819,352)

Cash and cash equivalents at beginning of period                           3,659,390      5,366,837
                                                                         -----------    -----------

Cash and cash equivalents at end of period                               $ 1,376,670    $ 4,547,485
                                                                         ===========    ===========


See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                June 30, 2000
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 59.4% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
     Rental income                           $  39,815    $  35,915      $  78,307     $  68,402
     Interest income from Medicore              52,571          544         80,759         1,447
     Other interest income                      29,746       48,962         56,986       100,050
     Other income                               10,956       17,231         15,890        20,522
                                             ---------    ---------      ---------     ---------
                                             $ 133,088    $ 102,652      $ 231,942     $ 190,421


Loss per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 2000 or for the same period of the preceding year, as a result of exercise prices and the net loss, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:


                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                                ------------------          ------------------
                                                2000          1999          2000          1999
                                                ----          ----          ----          ----
     Net loss                                $  (32,894)   $ (282,598)   $ (261,779)   $ (429,770)
                                             ==========    ==========    ==========    ==========

     Weighted average shares                  3,996,164     3,546,344     3,789,464     3,546,344
                                              =========     =========     =========     =========

     Loss per share:
     Basic                                     $(.01)        $(.08)        $(.07)        $(.12)
                                               =====         =====         =====         =====
     Diluted                                   $(.01)        $(.08)        $(.07)        $(.12)
                                               =====         =====         =====         =====


     The Company has various potentially dilutive securities, including stock options and warrants, with the remaining outstanding publicly traded warrants having expired June 30, 2000. See Notes 6 and 7.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                                June 30, 2000
                                 (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Loss

     Comprehensive loss consists of the net loss for the three months and six months ended June 30, 2000, and for the same period of the preceding year.

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

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and six months ended June
30, 2000 and June 30, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods.
Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consoli-dated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1999.

NOTE 3--LONG-TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $109,000 and $125,000 at June 30, 2000 and December 31, 1999, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $137,000 and $157,000 at June 30, 2000 and December 31, 1999, respectively.

     The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003.
There were no outstanding borrowings under this line of credit as of June
30, 2000 or December 31, 1999.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                                June 30, 2000
                                 (Unaudited)


NOTE 3--LONG-TERM DEBT--Continued

     The Company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 11.84% pursuant to various schedules extending through May 2005. Addi-tional financing of $34,000 and $90,000 during the six months ended June 30, 2000 and June 30, 1999, respectively, represents a noncash financing activity, which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately
$717,000 and $731,000 at June 30, 2000 and December 31, 1999, respectively.

     The prime rate was 9.5% as of June 30, 2000 and 8.5% as of December 31, 1999.

     Interest payments on long-term debt amounted to approximately $11,000 and $21,000 for the three months and six months ended March 31, 2000 and $16,000 and $31,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

      Income tax (refunds) payments amounted to ($109,000) for the six months ended June 30, 2000 with no payments or refunds during the second quarter of 2000, and ($4,000) and $212,000 for the three months and six months ended
June 30, 1999.

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 2000, and for the same periods of the preceding year.

     The Company had an intercompany advance receivable from the Parent of approximately $287,000 and $105,000 at June 30, 2000 and December 31, 1999, respectively, which bears interest at the short-term Treasury Bill rate.
Interest income on the intercompany advance receivable amounted to approxi-mately $3,000 and $4,000 for the three months and six months ended June 30, 2000 and $500 and $1,500 for the same periods of the preceding year.
Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to July 1, 2001; therefore, the advance has been classified as long-term at June 30, 2000.

     On January 27, 2000, the Company's Parent acquired a 6% interest in
Linux Global Partners, a private holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate. The Parent obtained an option to acquire an additional 2%
interest in and to loan $500,000 more to Linux Global Partners, which 2% interest it acquired and additional loan it made on March 27, 2000. The loans mature January 26, 2001. On August 9, 2000, the Parent loaned Linux
Global partners an additional $200,000 for 30 days with an annual interest rate of 10%. The Parent borrowed the funds it utilized for the loans from the Company with an annual interest rate of 10%. Interest on the notes receivable from the Parent, which have the same maturities as the Parent's loans to Linux Global Partners, amounted to approximately $50,000 and $77,000 for the three months and six months ended June 30, 2000. The Parent issued options to purchase 150,000 shares of its common stock to MainStreetIPO.com
Inc. and two of its officers in January 2000 as a finder's fee in conjunction with the Parent's investment in Linux Global Partners. See Note 9.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                                June 30, 2000
                                 (Unaudited)

NOTE 6--STOCK OPTIONS

     In November 1995, the Company adopted a stock option plan for up to 250,000 options with 4,500 options remaining outstanding at June 30, 2000.
These options are exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998 the board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

     In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. The Company recorded expense of $153,000 in the second quarter of 1999 on 340,000 of these options pursuant to FAS 123 and APB
25. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year recourse promissory notes with interest at the short term treasury rate.

NOTE 7--COMMON STOCK

     Pursuant to the Company's 1996 public offering, 2,300,000 redeemable common stock purchase warrants were issued to purchase one common share each with an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000 at which time the remaining outstanding warrants expired. During the first half of 2000, approximately 170,000 warrants were exercised with net proceeds to the Company of approximately $727,000. Certain of these proceeds may go to MainStreetIPO.com Inc. if the proposed merger with the Company is completed. The underwriters received options to purchase
100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share. See Note 9.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     The Company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of June 30, 2000.

NOTE 9--PROPOSED MERGER AND ACQUISITION

     On October 20, 1999, the Company entered into an Agreement and Plan of
Merger with MainStreet IPO.com Inc. ("MainStreet") and its wholly-owned subsidiary, MainStreet Acquisition Inc. ("MainStreet Sub"). The proposed merger anticipates MainStreet Sub merging into DCA with DCA surviving, changing its name to MainStreet Sub, and becoming a wholly-owned subsidiary of MainStreet. The Company's shareholders would receive, on a one-for-one basis, shares of common stock of MainStreet, which company filed a registra-tion statement in February 2000 with the SEC covering the issuance of approximately 1,396,000 shares of its common stock, plus approximately
3,419,000 shares for resale by certain affiliates of the Company, MainStreet and certain private investors of MainStreet. The Company's proxy statement, which is part of MainStreet's registration statement, will solicit the approval of the Company's minority shareholders for the proposed merger and related transactions, at such time the SEC declares the registration effec-tive. There were extensive comments by the SEC staff to the registration statement including certain regulatory issues as to MainStreet's requirement to register as a broker-dealer, which MainStreet has been attempting to resolve.

     Immediately prior to the proposed merger, the Company will be selling all of its assets to Dialysis Acquisition Corp., a wholly-owned subsidiary of its Parent, Medicore, Inc., with this subsidiary also assuming all liabilities of the Company.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)
                                June 30, 2000
                                 (Unaudited)


NOTE 9--PROPOSED MERGER AND ACQUISITION--Continued

     The proposed sale of assets and merger transactions are subject to a variety of contingencies, most importantly, MainStreet's ability to satisfy a variety of SEC concerns, the SEC declaring MainStreet's registration statement, which includes the Company's proxy statement, effective, and thereafter, shareholder approval. There is no assurance that any of these contingencies will be satisfied. Should the Company's minority shareholders approve the transactions, Medicore will own 100% of the dialysis operations, and the Company's shareholders will become shareholders of MainStreet.

     Assuming completion of the proposed merger, 20% of the net proceeds from exercise of the Company's publicly traded warrants from the date of the Merger
Agreement, October 20, 1999, up to $1,000,000, would go to Medicore with the balance of the proceeds to remain with MainStreet. If the merger is not completed, net proceeds from warrant exercises would remain with the Company to be used in its business and for development of additional dialysis centers.
See Note 7.

     MainStreet developed a central website to provide business entities with the necessary tools to perform direct public offering of their securities.
Based on regulatory issues, MainStreet is restructuring its proposed operations, but a substantial amount of time has elapsed since it filed its registration statement in February, 2000, and there can be no assurance that MainStreet will satisfy the SEC's concerns and the regulatory issues its proposed plan of operations faces. Another company, CEO Letter, LLC, which will become a wholly-owned subsidiary of MainStreet at the time of the merger, provides chief executive officers of public companies the forum to discuss their companies over the internet. MainStreet has not initiated its proposed operations to date.

NOTE 10-LOAN TO MAINSTREET

     In July 2000, the Company loaned $140,000 to MainStreet pursuant to a one year convertible promissory note secured by 300,000 shares of Linux Global
Partners owned by MainStreet with the Company having the right to convert the note into common shares of MainStreet at the price of $1.23 per share at anytime until maturity. The note bears interest at prime plus 1/2% payable at the earlier of failure of the Company's shareholders to approve its proposed merger with MainStreet before November 1, 2000 or at maturity on July 11, 2001. See Note 9.


Item 2. Management's Discussion and Analysis of Financial Condition and
------- ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
Act of 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include the proposed merger with MainStreet and related sale of all our operations to our Parent, management's expectations, intentions, beliefs and strategies regarding the future of the Company's growth and operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form
SB-2, as filed with the Securities and Exchange Commission (effective April
17, 1996), and Form S-3, effective July 1, 1999, and as amended or supple-mented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

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

     The dialysis industry is highly competitive and subject to extensive regulation. There are a variety of anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although we have never been challenged under these regulations and we believe we comply in all material respects with such laws and regulations, there can be no assurance that there will not be unantici-pated changes in healthcare programs or laws or that we will not be required to change our practices or experience material adverse effects as a result of any such challenges or changes. Significant competitive factors include quality of care and service, convenience of location and pleasant environment.
Additionally, there is intense competition for retaining qualified nephrologists, who normally are the main source of patients for and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff.
Major companies, some of which are public companies or divisions of public companies, have many more centers, physicians and financial resources than we do, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by the Company.

     Our future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate areas, and our ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within our budget. Our ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues to negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care mainten-ance entities. We opened our fifth center in Chambersburg, Pennsylvania during the first quarter of 1999 and our sixth center in Vineland, New Jersey in February, 2000. We acquired property in South Georgia in February 2000, on which we are constructing a new dialysis center which we anticipate opening in the fourth quarter of 2000. We have a 40% interest in a center in Ohio, which we anticipate will open in the fourth quarter of 2000. There is no certainty as to when the new centers will commence operations, or the number of stations or patient treatments which will result, or if the new centers will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.


Results of Operations

     Medical service revenues increased approximately $619,000 (43%) and $1,143,000 (44%) for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately
$227,000 and $574,000, increased revenues of approximately $16,000 and $55,000 for our Manahawkin, New Jersey center, and revenues of approxi-mately $376,000 and $514,000 for our Vineland, New Jersey center which commenced operations in February, 2000.

     Interest and other income increased by approximately $30,000 and $42,000 for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year. This increase includes increases in interest from our Parent of $52,000 and $79,000 for the three months and six months ended June 30, 2000, including interest on a note receivable and an advance receivable, and decreases in interest from liquid investments of $19,000 and $43,000 as a result of a reduction in invested funds.

     Cost of medical services sales as a percentage of sales amounted to 64% and 65% for the three months and six months ended June 30, 2000 compared to 70% and 72% for the same periods of the preceding year, reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

     Selling, general and administrative expenses increased by approximately
$45,000 (5%) and $310,000 (22%) for the three months and six months ended
June 30, 2000 compared to the same periods of the preceding year. This increase reflects operations of our new dialysis center in Vineland, New
Jersey, as well as increased support activities resulting from expanded operations. Selling general and administrative expenses as a percent of medical service revenues amounted to 43% and 46% for the three months and six months ended June 30, 2000, and 58% and 55% for the same periods of the preceding year.

     Although operations of new centers result in additional revenues, while they are in the developmental stage their operating results adversely affect results of operations. As a result of having centers in the developmental stage which have not achieved a sufficient patient count to sustain profitable operations, we have continued to experience operational losses.

     Interest expense increased by approximately $2,000 for the three months and six months ended June 30, 2000 compared to the same periods of the preceding year as a result of additional equipment financing agreements.

Liquidity and Capital Resources

     Working capital totaled $4,336,000 at June 30, 2000, which reflected an increase of approximately $184,000 during the six months ended June 30, 2000.
Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,283,000, which included net cash used in operating activities of $498,000, net cash used in investing activities of $2,249,000 (including a $2,000,000 loan to our Parent; additions to property and equipment of $465,000, primarily relating to new centers, including
$208,000 for land in Georgia for a new dialysis center; and $206,000 from the sale of minority interests in subsidiaries), and net cash provided by financing activities of $465,000 (including advances to our Parent of $182,000, debt repayments of $84,000 and net proceeds from warrant exercises of $727,000).

     During the first half of 2000, approximately 170,000 of our 2,300,000 publicly traded redeemable common stock purchase warrants were exercised with net proceeds to the Company of approximately $727,000, with the balance of these warrants having expired on June 30, 2000. See Notes 7 and 9 to "Notes to Consolidated Condensed Financial Statements."


     We have mortgages on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately
$246,000 at June 30, 2000 and $282,000 at December 31, 1999. See Note 3 to
"Notes to Consolidated Condensed Financial Statements."

     We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately
$717,000 at June 30, 2000 and $731,000 at December 31, 1999.  Through our
subsidiary, DCA of Vineland, LLC, we have a $700,000 development and equipment line of credit secured by the acquired assets of DCA of Vineland and a second mortgage on our real property in Easton, Maryland. There were no outstanding borrowings under this line of credit as of June 30, 2000 or December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial
Statements."

     In January, 2000, we loaned $1,500,000 to our Parent, Medicore, at an annual interest rate of 10%, with the loan and accrued interest to be repaid by our Parent on January 26, 2001. Our Parent utilized this loan to fund a loan by it to Linux Global Partners, which invests in Linux software companies, in conjunction with which our Parent acquired a 6% ownership interest in Linux. Our Parent had an option to increase its ownership to 8%, which it exercised in March, 2000, in conjunction with which our Parent borrowed an additional $500,000 from us on the same terms as the original loan to fund a loan of the same amount to Linux Global Partners. On August 9, 2000, our Parent borrowed an additional $200,000 at 10% interest for a period of 30 days, which funds it loaned to Linux Global Partners on the same terms.
See Note 5 to "Notes to Consolidated Condensed Financial Statements."  Thomas
K. Langbein, Chairman of the Board and CEO of our Company and our Parent, of which company he is also the President, is a director of Linux Global Partners.

     In July 2000, the Company loaned $140,000 to MainStreet pursuant to a one year secured convertible promissory note. See notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equip-
ment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Development of a dialysis facility to initiate opera-
tions usually takes approximately four to six months and at least an additional 12 months to generate income.  We consider our Manahawkin, New
Jersey center to be in the developmental stage, since it has not developed a patient base sufficient to generate and sustain earnings.  As of June 30,
2000, the professional corporations providing medical director services to the Manahawkin, New Jersey and Carlisle and Chambersburg, Pennsylvania
facilities had a 20% interest in those subsidiaries.   In April 2000, a
professional association with which the medical director for the Vineland,
New Jersey center is affiliated, acquired a 36% interest for $203,000 in that center, increasing the minority ownership by professional associations in which the medical director of this center has an ownership interest to 49%
and reducing DCA's ownership to 51%.

     In February, 2000, we acquired land in South Georgia and are constructing a new dialysis center which we anticipate will commence operations in the fourth quarter of 2000. The facility will be operated under a 70% owned subsidiary, DCA of So. Ga., LLC. We have entered into lease and medical director agreements and are in the planning stage for a new center in Ohio in which the Company holds a minority ownership interest of 40% and the medical director holds a majority ownership interest of 60% with the center expected to commence operations in the fourth quarter of 2000. We are presently in different phases of negotiations with physicians for additional outpatient centers in various parts of the country. No assurance can be given that we will be successful in implementing our growth strategy or that our available funds will be adequate to finance such expansion.

     We believe that current levels of working capital will enable us to meet our liquidity demands for at least the next 12 months, as well as expand our dialysis facilities and thereby our patient base.

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


Proposed Merger and Acquisition

     On October 20, 1999, we entered into an Agreement and Plan of Merger pursuant to which MainStreet would merge with us and own approximately 80% of the Company. That proposed transaction also provides for a simultaneous sale of our operations to our Parent in consideration for approximately 90% of our Parent's ownership of the Company, our Parent's assumption of our long-term debt and other liabilities, and our Parent's waiver of most proceeds from the potential exercise of outstanding warrants and underwriters' options. If these proposed transactions are completed, which will require approval at a special meeting by our minority public shareholders (our Parent and officers and directors of our Company and Parent who own our common stock will not vote their shares and are deferring to the determination of the minority shareholders), our operations will be owned 100% by our Parent and our shareholders will become shareholders of MainStreet. The SEC has provided substantial comments to MainStreet's registration statement, which includes our proxy statement, relating to the proposed transactions and issuance of MainStreet shares to our shareholders. The SEC has also expressed its position as to the regulatory issue of MainStreet registering as a broker-dealer based upon the proposed operations of its website for issuers to effect direct public offerings. MainStreet has been attempting to address and resolve these issues with the SEC, and has been engaged in restructuring its proposed operations to satisfy the SEC's concerns, but to date we are not aware of MainStreet's ability to satisfy the SEC. There is no assurance the sale of our operations to our Parent and the merger with MainStreet will be approved or completed. See Notes 5, 9 and 10 to "Notes to Consolidated
Condensed Financial Statements."

Inflation

     Inflationary factors have not had a significant effect on our operations.
A substantial portion of our revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legisla-tion and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs. Increased operating costs without a corres-ponding increase in reimbursement rates may adversely affect our earnings in the future.


                       PART II -- OTHER INFORMATION
                       ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

     On May 24, 2000, the annual meeting of shareholders was held to elect five members to the board of directors to serve until the next annual meeting in 2000. Each nominee, Messrs. Thomas K. Lanbein, Stephen W. Everett, Bart
Pelstring, Dr. Herbert I. Soller and Robert Trause, was elected by a vote of 2,470,122 shares for and no votes against. There were no abstentions and no broker non-votes due to no proxy solicitation since the Parent owned approximately 65% of the voting equity of the Company. Wiss & Company LLP, the Company's independent accountants, were ratified as the Company's independent accountants for 2000, with 2,470,122 votes for ratification, no votes against, and no abstentions.

Item 5.  Other Information
------   -----------------

     On August 9, 2000, the Company loaned $200,000 at 10% per annum interest to our Parent for 30 days through September 8, 2000. See Note 5 to "Notes to
Consolidated Condensed Financial Statements," and Item 2, "Management's
Discussion and Analysis of Financial Condition and Results of Operations -
Liquidity and Capital Resources.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

             None

          Part II Exhibits

             (99) Additional Exhibits

                  (i) Promissory Note for $200,000 from Medicore, Inc. to the
                      Company dated August 9, 2000.

     (b)  Reports on Form 8-K

          (i) Item 5, "Other Events" re: loan to MainStreet IPO.com Inc. filed
              July 19, 2000.


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                          /s/ Daniel R. Ouzts

                                       By:------------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Chief
                                          Financial Officer

Dated: August 14, 2000


                              EXHIBIT INDEX

Exhibit
  No.
-------

Part II Exhibits

     (99) Additional Exhibits

          (i) Promissory Note for $200,000 from Medicore, Inc. to the Company dated August 9, 2000.

