Form 10-Q
period 2000-09-30
DIALYSIS CORP OF AMERICA
filed 2000-11-14
CIK 201653

FORM 10--Q

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

Commission file number 0-8527
                       ------

                      DIALYSIS CORPORATION OF AMERICA
         --------------------------------------------------------
          (Exact name of registrant as specified in its charter)

               Florida                                   59-1757642
---------------------------------------------       --------------------
(State or other jurisdiction of incorporation        (I.R.S. Employer
or organization)                                     Identification No.)

27 Miller Street, Lemoyne, Pennsylvania                    17043
---------------------------------------                  ----------
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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 4,039,844 shares as of October 31, 2000

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
               ------------------------------------------------

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operation (Unaudited) for the three months and nine months ended September 30, 2000 and September 30, 1999 include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
------   --------------------

         1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999.

         2) Consolidated Condensed Balance Sheets as of September 30, 2000 and December 31, 1999.

         3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999.

         4) Notes to Consolidated Condensed Financial Statements as of September 30, 2000.

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

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                                ----         ----         ----         ----
Revenues:
 Medical service revenue                     $2,267,691   $1,551,894   $6,032,920   $4,174,208
 Interest and other income                      124,056       89,220      355,998      279,641
                                             ----------   ----------   ----------   ----------
                                              2,391,747    1,641,114    6,388,918    4,453,849
Cost and expenses:
 Cost of medical services                     1,445,669    1,045,224    3,896,506    2,930,547
 Selling, general and administrative
  expenses                                      904,186      628,569    2,650,451    2,065,166
 Interest expense                                19,080       17,302       54,349       50,887
                                             ----------   ----------   ----------   ----------
                                              2,368,935    1,691,095    6,601,306    5,046,600
                                             ----------   ----------   ----------   ----------

Income (loss) before income taxes and
  minority interest                              22,812      (49,981)    (212,388)    (592,751)

Income tax provision (benefit)                   19,620      (12,707)      60,417     (125,707)
                                             ----------   ----------   ----------   ----------

Income (loss) before minority interest            3,192      (37,274)    (272,805)    (467,044)

Minority interest in loss of consolidated
  subsidiaries                                      ---          ---      (14,218)         ---
                                             ----------   ----------   ----------   ----------

       Net income (loss)                     $    3,192   $  (37,274)  $ (258,587)  $ (467,044)
                                             ==========   ==========   ==========   ==========

Earnings (loss) per share:
 Basic                                          $ --        $(.01)       $(.07)       $(.13)
                                                ====        =====        =====        =====
 Diluted                                        $ --        $(.01)       $(.07)       $(.13)
                                                ====        =====        =====        =====

See notes to consolidated condensed financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      September 30,  December 31,
                                                                          2000         1999(A)
                                                                      ------------   -----------
                                                                       (Unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents                                            $  411,097   $3,659,390
  Accounts receivable, less allowance of $298,000 at
  September 30, 2000; $237,000 at December 31, 1999                     1,468,889      779,568
  Note receivable from parent                                           2,200,000          ---
  Inventories                                                             278,744      219,623
  Prepaid expenses and other current assets                               611,984      397,361
                                                                       ----------   ----------
          Total current assets                                          4,970,714    5,055,942

Property and equipment:
  Land                                                                    376,211      168,358
  Buildings and improvements                                            2,019,616    1,425,912
  Machinery and equipment                                               2,220,965    2,051,803
  Leasehold improvements                                                1,694,896    1,660,172
                                                                       ----------   ----------
                                                                        6,311,688    5,306,245
  Less accumulated depreciation and amortization                        1,887,072    1,454,190
                                                                       ----------   ----------
                                                                        4,424,616    3,852,055
Advances to parent                                                        409,344      105,142
Deferred expenses and other assets                                         47,354       22,808
                                                                       ----------   ----------
                                                                       $9,852,028   $9,035,947
                                                                       ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $  385,703   $  395,002
  Accrued expenses                                                        464,505      365,351
  Income taxes payable                                                     66,855          ---
  Current portion of long-term debt                                       267,954      143,438
                                                                       ----------   ----------
          Total current liabilities                                     1,185,017      903,791

Long-term debt, less current portion                                      741,089      869,985
Minority interest in subsidiaries                                           3,060        2,080

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 4,056,444 shares at September 30, 2000
   and 3,546,344 shares at December 31, 1999                               40,564       35,463
  Capital in excess of par value                                        5,309,371    3,971,514
  Retained earnings                                                     2,994,527    3,253,114
  Notes receivable from options exercised                                (421,600)         ---
                                                                       ----------   ----------
          Total stockholders' equity                                    7,922,862    7,260,091
                                                                       ----------   ----------
                                                                       $9,852,028   $9,035,947
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

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                       ------------------------
                                                                         2000          1999
                                                                         ----          ----
Operating activities:
  Net loss                                                             $ (258,587)  $ (467,044)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation                                                         432,881      330,004
     Amortization                                                           1,749        1,267
     Bad debt expense                                                     143,465       72,119
     Stock option compensation                                                ---      153,000
     Minority interest                                                    (14,218)         ---
     Increase (decrease) relating to operating activities from:
      Accounts receivable                                                (832,786)    (666,936)
      Inventories                                                         (59,121)     (65,696)
      Prepaid expenses and other current assets                           (74,623)    (148,476)
      Accounts payable                                                     (9,299)      41,399
      Accrued expenses                                                     99,153       87,580
      Income tax payable                                                   66,855     (232,306)
                                                                       ----------   ----------
          Net cash used in operating activities                          (504,531)    (895,089)

Investing activities:
  Loan to parent                                                       (2,200,000)         ---
  Loan to MainStreet                                                     (140,000)         ---
  Additions to property and equipment, net of minor disposals            (897,542)    (326,492)
  Sale of minority interest in subsidiaries                               206,000        4,040
  Deferred expenses and other assets                                      (26,315)      44,054
                                                                       ----------   ----------
          Net cash used in investing activities                        (3,057,857)    (278,398)

Financing activities:

  Advances (to) from parent                                              (304,202)     158,068
  Payments on long-term debt                                             (112,280)    (142,518)
  Exercise of warrants and stock options                                  730,577          ---
                                                                       ----------   ----------
          Net cash provided by financing activities                       314,095       15,550
                                                                       ----------   ----------

Decrease in cash and cash equivalents                                  (3,248,293)  (1,157,937)

Cash and cash equivalents at beginning of period                        3,659,390    5,366,837
                                                                       ----------   ----------
Cash and cash equivalents at end of period                             $  411,097   $4,208,900
                                                                       ==========   ==========

See notes to consolidated condensed financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            September 30, 2000
                                 (Unaudited)

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                                ----         ----         ----         ----

     Rental income                           $  40,943    $  38,446    $ 119,251    $ 106,848
     Interest income from Medicore              57,460           51      138,219        1,498
     Other interest income                      18,054       46,802       75,039      146,852
     Other income                                7,599        3,921       23,489       24,443
                                             ---------    ---------    ---------    ---------
                                             $ 124,056    $  89,220    $ 355,998    $ 279,641
                                             =========    =========    =========    =========

Earnings (Loss) per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or nine months ended September 30, 2000 or for the same period of the preceding year, as a result of net losses and/or exercise prices, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                             -----------------------   -----------------------
                                                2000         1999         2000         1999
                                                ----         ----         ----         ----

Net income (loss)                            $    3,192   $  (37,274)  $ (258,587)  $ (467,044)

Weighted average shares-denominator
  basic computation                           4,056,444    3,546,344    3,879,107    3,546,344
Effect of dilutive securities:
Stock options                                   105,395          ---          ---          ---
                                             ----------   ----------   ----------   ----------
Weighted average shares, as
  adjusted-denominator diluted computation    4,161,839    3,546,344    3,879,107    3,546,344
                                             ==========   ==========   ==========   ==========
Earnings (loss) per share:
  Basic                                         $--         $(.01)       $(.07)       $(.13)
                                                ===         =====        =====        =====
  Diluted                                       $--         $(.01)       $(.07)       $(.13)
                                                ===         =====        =====        =====


              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                            September 30, 2000
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     The Company has various potentially dilutive securities, including stock options and warrants, with the remaining outstanding publicly traded warrants having expired June 30, 2000. See Notes 6 and 7.

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income for the three months ended September 30, 2000 and net losses for the three months ended September 30, 1999 and the nine months ended September 30, 2000 and September 30, 1999.

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

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and nine months ended September 30, 2000 and September 30, 1999 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 1999.

NOTE 3--LONG-TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $101,000 and $125,000 at September 30, 2000 and December 31, 1999, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $127,000 and $157,000 at September 30, 2000 and December 31, 1999, respectively.

     The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equip-ment line of credit with interest at 8.75% which is secured by the assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest and principal with any remaining balance due September 1, 2003. There were no outstanding borrowings under this line of credit as of September 30, 2000 or December 31, 1999.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                            September 30, 2000
                                 (Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

     The Company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 11.84% pursuant to various schedules extending through August 2005. Additional financing of $108,000 and $141,000 during the nine months ended September 30, 2000 and September 30, 1999, respectively, represents a noncash financing activity, which is a supplemental disclosure required by FAS 95. The remaining principal balance under this agreement amounted to approximately $781,000 and $731,000 at September 30, 2000 and December 31, 1999, respec-
tively.

     The prime rate was 9.5% as of September 30, 2000 and 8.5% as of December 31, 1999.

     Interest payments on long-term debt amounted to approximately $9,000 and $30,000 for the three months and nine months ended September 30, 2000 and $9,000 and $40,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

     Income tax payments (refunds) amounted to $3,000 and ($106,000) for the three months and nine months ended September 30, 2000, and $11,000 and $223,000 for the three months and nine months ended September 30, 1999.

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 2000, and for the same periods of the preceding year.

     The Company had an intercompany advance receivable from the Parent of approximately $409,000 and $105,000 at September 30, 2000 and December 31, 1999, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $4,200 and $7,800 for the three months and nine months ended September 30, 2000 and $100 and $1,500 for the same periods of the preceding year. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to October 1, 2001; therefore, the advance has been classified as long-term at September 30, 2000.

     On January 27, 2000, the Company's Parent acquired a 6% interest in Linux Global Partners, a private holding company investing in Linux software companies, and loaned Linux Global Partners $1,500,000 with a 10% annual interest rate. The Parent obtained an option to acquire an additional 2% interest in and to loan $500,000 more to Linux Global Partners, which 2% interest it acquired and additional loan it made on March 27, 2000. The loans mature January 26, 2001. On August 9, 2000, the Parent loaned Linux Global Partners an additional $200,000 with an annual interest rate of 10% initially for 30 days, with the maturity having been extended. The Parent borrowed the funds it utilized for the loans from the Company with an annual interest rate of 10%. Interest income on the notes receivable from the Parent, which have the same maturities as the Parent's loans to Linux Global Partners, amounted to approximately $53,000 and $130,000 for the three months and nine months ended September 30, 2000. Interest receivable on the note from the Parent amounted to approximately $130,000 at September 30, 2000 and is included in prepaid expenses and other current assets. The Parent issued options to purchase 150,000 shares of its common stock to MainStreetIPO.com Inc. and two of its officers in January 2000 as a finder's fee in conjunction with the Parent's investment in Linux Global Partners. See Note 9.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                            September 30, 2000
                                 (Unaudited)

NOTE 6--STOCK OPTIONS

     In November 1995, the Company adopted a stock option plan for up to 250,000 options with 4,500 options remaining outstanding at September 30, 2000. These options were exercisable for a period of five years through November 9, 2000 at $1.50 per share. On June 10, 1998 the board of directors granted a five-year non-qualified stock option to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

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

NOTE 7--COMMON STOCK

     Pursuant to the Company's 1996 public offering, 2,300,000 redeemable common stock purchase warrants were issued to purchase one common share each with an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000 at which time the remaining outstanding warrants expired. During the first half of 2000, approximately 170,000 warrants were exercised with net proceeds to the Company of approximately $727,000. The underwriters received options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through April 16, 2001 with the underlying warrants being substan-tially identical to the public warrants except that they are exercisable at $5.40 per share. See Note 9.

NOTE 8--COMMITMENTS AND CONTINGENCIES

    The Company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of September 30, 2000.

NOTE 9--PROPOSED MERGER AND ACQUISITION

     On October 20, 1999, the Company entered into an Agreement and Plan of Merger with MainStreet IPO.com Inc. ("MainStreet") and its wholly-owned subsidiary, MainStreet Acquisition Inc. In August 2000, the Company terminated the proposed merger as a result of MainStreet's failure to satisfy conditions contemplated by the merger agreement.

NOTE 10--LOAN TO MAINSTREET

     In July 2000, the Company loaned $140,000 to MainStreet pursuant to a one year convertible promissory note secured by 300,000 shares of Linux Global Partners owned by MainStreet. The note is included in prepaid expenses and other current assets on the Company's balance sheet. The note bore interest at prime plus 1/2% payable at the earlier of failure of the Company's shareholders to approve its proposed merger with MainStreet before November 1, 2000 or at maturity on July 11, 2001. Since the proposed merger with MainStreet terminated (see Note 9), the $140,000 loan with $4,356 of accrued interest to November 1, 2000 matured on that date. MainStreet defaulted in payment and the Company acquired the 300,000 shares of Linux Global Partners which secured the loan.

NOTE 11-REPURCHASE OF COMMON STOCK

     In September 2000, the Company announced its intent to repurchase up to approximately 300,000 shares of its outstanding trading common stock. As of September 30, 2000, the Company had made no repurchases, but did repurchase 16,000 shares in October, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the future of the Company's growth and operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodi-cally in the Company's filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's Registration Statement Form S-3, as filed with the Securities and Exchange Commission, effective July 1, 1999, and as amended or supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

     Essential to the Company is Medicare reimbursement which is a fixed rate determined by the Health Care Financing Administration ("HCFA"). The level of the Company's revenues and profitability are affected by potential legislation relating to reimbursement rates. The proposed "Beneficiary Improvement and Protection Act of 2000," if passed into law, will increase dialysis rates an additional 1.2% in fiscal 2001. Operating costs tend to increase over the years without comparable increases in the prescribed dialysis treatment reimbursement rates. There also may be reductions in commercial third-party reimbursement rates.

     The dialysis industry is highly competitive and subject to extensive regulation. There are a variety of anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Although we have never been challenged under these regulations and we believe we comply in all material respects with such laws and regulations, there can be no assurance that there will not be unantici-pated changes in healthcare programs or laws or that we will not be required to change our practices or experience material adverse effects as a result of any such challenges or changes. Significant competitive factors include quality of care and service, convenience of location and pleasant environment. Additionally, there is intense competition for retaining qualified nephrologists, who normally are the main source of patients for and are responsible for the supervision of the dialysis centers. There is also substantial competition for obtaining qualified nurses and technical staff. Major companies, some of which are public or divisions of public companies, have many more centers, physicians and financial resources than we do, and by virtue of such have a significant advantage in competing for acquisitions of dialysis facilities in areas targeted by us.

     Our future growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate areas, and our ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within our budget. Our ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues to negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care main-tenance entities. We opened our sixth center in Vineland, New Jersey in February 2000, our seventh center in Homerville, Georgia in October, 2000, and our eighth dialysis facility in Valdosta, Georgia in November, 2000. We anticipate opening a ninth dialysis center in Bowling Green, Ohio in the fourth quarter of 2000. We have a 40% interest in that center. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base. Additional acute in-hospital services were initiated in Vineland, New Jersey and in Harrisburg, Pennsyl-vania in October, 2000.

Results of Operations

     Medical service revenues increased approximately $716,000 (46%) and $1,859,000 (45%) for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. This increase reflects increased revenues for those periods of our Pennsylvania dialysis centers of approximately $174,000 and $749,000, increased revenues of approximately $58,000 and $113,000 for our Manahawkin, New Jersey center, and revenues of approximately $484,000 and $997,000 for our Vineland, New Jersey center which commenced operations in February, 2000.

     Interest and other income increased by approximately $35,000 and $76,000 for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. This increase includes increases in interest from our Parent of $57,000 and $138,000 for the three months and nine months ended September 30, 2000, including interest on a note receivable and an advance receivable, and decreases in interest from liquid investments of $29,000 and $73,000 as a result of a reduction in invested funds.

     Cost of medical services sales as a percentage of sales amounted to 64% and 65% for the three months and nine months ended September 30, 2000 compared to 67% and 70% for the same periods of the preceding year, reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

     Selling, general and administrative expenses increased by approximately $276,000 (44%) and $585,000 (28%) for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year. This increase reflects operations of our new dialysis center in Vineland, New Jersey, as well as increased support activities resulting from expanded operations. Selling general and administrative expenses as a percent of medical service revenues amounted to 40% and 44% for the three months and nine months ended September 30, 2000, and 41% and 49% for the same periods of the preceding year.

     Although operations of new centers result in additional revenues, while they are in the developmental stage their operating results adversely affect results of operations. As a result of having centers in the developmental stage which have not achieved a sufficient patient count to sustain profit-able operations, we have continued to experience operational losses.

     Interest expense increased by approximately $2,000 and $3,000 for the three months and nine months ended September 30, 2000 compared to the same periods of the preceding year as a result of additional equipment financing agreements.

Liquidity and Capital Resources

     Working capital totaled $3,786,000 at September 30, 2000, which reflected a decrease of approximately $366,000 during the nine months ended September 30, 2000. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $3,248,000, which included net cash used in operating activities of $505,000, net cash used in investing activities of $3,058,000 (including $2,200,000 loans to our Parent; a $140,000 loan to MainStreet; additions to property and equipment of $898,000, primarily relating to new centers; and $206,000 proceeds from the sale of minority interests in subsidiaries), and net cash provided by financing activities of $314,000 (including advances to our Parent of $304,000, debt repayments of $112,000 and net proceeds from option and warrant exercises of $731,000).

     Approximately 170,000 of our 2,300,000 publicly traded redeemable common stock purchase warrants were exercised with net proceeds to the Company of approximately $727,000, with the balance of these warrants having expired on June 30, 2000. See Note 7 to "Notes to Consolidated Condensed Financial Statements."

     We have mortgages on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $228,000 at September 30, 2000 and $282,000 at December 31, 1999. See Note 3
to "Notes to Consolidated Condensed Financial Statements."

     We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $781,000 at September 30, 2000 and $731,000 at December 31, 1999. Through our subsidiary, DCA of Vineland, LLC, we have a $700,000 development and equipment line of credit secured by the acquired assets of DCA of Vineland and a second mortgage on our real property in Easton, Maryland. There were no outstanding borrowings under this line of credit as of September 30, 2000 or December 31, 1999. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     In January, 2000, we loaned $1,500,000 to our Parent, Medicore, at an annual interest rate of 10%, with the loan and accrued interest to be repaid by our Parent on January 26, 2001. Our Parent utilized this loan to fund a loan by it to Linux Global Partners, which invests in Linux software companies, in conjunction with which our Parent acquired a 6% ownership interest in Linux. Our Parent had an option to increase its ownership to 8%, which it exercised in March, 2000, in conjunction with which our Parent borrowed an additional $500,000 from us on the same terms as the original loan to fund a loan of the same amount to Linux Global Partners. On August 9, 2000, our Parent borrowed an additional $200,000 at 10% interest initially for 30 days which has been extended, which funds it loaned to Linux Global Partners on the same terms.
See Note 5 to "Notes to Consolidated Condensed Financial Statements."  Thomas
K. Langbein, Chairman of the Board and CEO of our Company and our Parent, of which company he is also the President, is a director of Linux Global Partners.

     In July 2000, the Company loaned $140,000 to MainStreet pursuant to a one year secured convertible promissory note upon which MainStreet defaulted in payment on November 1, 2000, resulting in the Company obtaining 300,000 shares of Linux Global Partners, the collateral securing the MainStreet loan. See Notes 9 and 10 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Development of a dialysis facility to initiate operations usually takes approximately four to six months and at least an additional 12 months to generate income. We consider our Manahawkin, New Jersey center and our recently initiated dialysis facilities in Georgia to be in the develop-mental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

     We have entered into lease and medical director agreements and are in the construction of a new center in Ohio in which the Company holds a minority ownership interest of 40%, with that center expected to commence operations in the fourth quarter of 2000. We are presently in different phases of negotiations with physicians for additional outpatient centers in various parts of the country. No assurance can be given that we will be successful in implementing our growth strategy or that our available funds will be adequate to finance such expansion.

     In September 2000, the Company announced its intent to repurchase up to approximately 300,000 of its outstanding shares. No repurchases were made as of September 30, 2000, with 16,600 shares repurchased in October, 2000. See
Note 11 to "Notes to Consolidated Condensed Financial Statements."

     We believe that current levels of working capital and available credit facilities will enable us to meet our liquidity demands for at least the next 12 months, as well as expand our dialysis facilities and thereby our patient base.

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

Proposed Merger Terminated

     On October 20, 1999, we entered into an Agreement and Plan of Merger pursuant to which MainStreet would merge with us and own approximately 80% of the Company. The proposed merger was terminated in August 2000. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

Inflation

     Inflationary factors have had an effect on our operations. A substantial portion of our revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect our earnings in the future.

                        PART II -- OTHER INFORMATION
                        ----------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

     (a)  Exhibits

          Part I Exhibits

          None

          Part II Exhibits

          (10)  Material Contracts

                (i) Management Services Agreement between the Company and DCA of Homerville, LLC(1) dated September, 2000(2).
                (ii) Medical Director Agreement between DCA of So. Ga., LLC(3) and South Georgia Nephrology, P.C. dated July 21, 2000.
                (iii) Medical Director Agreement between DCA of Homerville, LLC(1) and South Georgia Nephrology, P.C. dated October 25, 2000.

     (b)  Reports on Form 8-K

          (i) Item 5, "Other Events" re: loan to MainStreet IPO.com Inc. filed July 19, 2000.
          (ii) Item 5, "Other Events" re: Loan and Security Agreement with South Georgia Nephrology, P. C.; $200,000 loan to parent, Medicore, Inc. and termination of proposed merger with MainStreet IPO.com, Inc. filed August 21, 2000.
          (iii) Item 5, "Other Events" re: Company's plan to acquire up to approximately 300,000 shares of its outstanding training stock filed September 12, 2000.
          (iv) Item 5, "Other Events" re: resignation of Dr. Herbert I. Soller as a director on September 13, 2000 filed September 25, 2000.

---------------
(1) 100% owned subsidiary.
(2) Each subsidiary has substantially similar Management Services Agreements as previously filed (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Part IV, Item 14(c)
    (10)(xxviii).
(3) 70% owned subsidiary.

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

                                       DIALYSIS CORPORATION OF AMERICA

                                          /s/ Daniel R. Ouzts

                                       By:------------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Chief
                                          Financial Officer

Dated: November 14, 2000

                                  EXHIBIT INDEX

Exhibit
   No.
-------

Part II Exhibits

(i) Management Services Agreement between the Company and DCA of Homerville, LLC dated September, 2000.
(ii) Medical Director Agreement between DCA of So. Ga., LLC and South Georgia Nephrology, P.C. dated July 21, 2000.
(iii) Medical Director Agreement between DCA of Homerville, LLC and South Georgia Nephrology, P.C. dated October 25, 2000.