Form 10-K
period 2000-12-31
DIALYSIS CORP OF AMERICA
filed 2001-04-02
CIK 201653

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from____________ to __________

         Commission file number 0-8527
                                ------

                         DIALYSIS CORPORATION OF AMERICA
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                             59-1757642
 ------------------------------                         -----------------------
(State or other jurisdiction of
(I.R.S. Employer incorporation or
organization) Identification No.)

27 Miller Avenue, Lemoyne, Pennsylvania                         17043
-------------------------------------------               ----------------
(Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number (717) 730-6164

              Securities registered under Section 12(b) of the Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                          Common Stock, $.01 par value

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the common stock was sold on March 20, 2001 was approximately $1,098,542.

           As of March 20, 2001, the Company had 3,932,844 outstanding shares of its common stock.

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

           Registrant's Annual Report, Form 10-K for the four years ended December 31, 1999, Part IV, Exhibits.

           Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits.
================================================================================

                         DIALYSIS CORPORATION OF AMERICA

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2000
                                                                                                      PAGE

                                     PART I

Item 1.      Business.............................................................................      1

Item 2.      Properties...........................................................................     17

Item 3.      Legal Proceedings....................................................................     18

Item 4.      Submission of Matters to a Vote of Security Holders..................................     18

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters............     19

Item 6.      Selected Financial Data..............................................................     20

Item 7.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations........................................................................     21

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk............................     24

Item 8.      Financial Statements and Supplementary Data..........................................     25

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure...........................................................................     25

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant...................................     25

Item 11.     Executive Compensation...............................................................     26

Item 12.     Security Ownership of Certain Beneficial Owners and Management.......................     26

Item 13.     Certain Relationships and Related Transactions.......................................     26

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K......................     27

                                     PART I


             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

           The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our registration statement filed with the SEC on Form S-3 (effective July 1, 1999). Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.



ITEM 1.  BUSINESS

HISTORICAL

           We are a Florida corporation which was organized in 1976. We develop and operate outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease ("ESRD"). We became a public company in 1977, and went private in 1979. We began construction of new centers in 1995, and in 1996 once again became a public company. In 1997, we sold our Florida dialysis operations. We currently operate eight outpatient dialysis facilities, four facilities in Pennsylvania, two dialysis facilities in New Jersey, and two dialysis facilities in Georgia. We have a 40% interest in a dialysis center in Ohio which we manage. Our ninth dialysis center is under construction and scheduled to open within the next several months. Our dialysis facilities are operated through subsidiaries, corporations or limited liability companies, with our ownership ranging from 51% to 100%. We manage our dialysis facilities under management services agreements. Dialysis Corporation of America also provides acute dialysis services through contractual relationships with nine hospitals and medical centers. In addition, we provide homecare services through our wholly owned subsidiary, DCA Medical Services, Inc.

GENERAL

           Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff. For the year ended December 31, 2000, we performed approximately 38,350 dialysis treatments, of which approximately 32,400 were outpatient treatments, approximately 2,600 were homecare patients, and approximately 3,350 represented inpatient dialysis treatments. Our facilities are designed for a maximum of 108 stations to render outpatient dialysis treatment and training of home dialysis patients. The Ohio facility in which we have a 40% interest has 12 dialysis stations.

           Our inpatient dialysis treatments are conducted under contractual relationships currently with nine hospitals and medical centers located in areas and states serviced by our outpatient dialysis facilities. Homecare, sometimes referred to as method 2 home patient treatment, requires the company to provide equipment and supplies, training, monitoring and follow-up assistance to patients who are able to perform their treatments at home.

           Our growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate and acceptable areas, and our ability to develop these new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with much greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by us. We opened our sixth center in New Jersey in February, 2000, two new dialysis facilities in Georgia in November, 2000, with another currently under construction. A center in Ohio in which we have a 40% interest and which we manage, opened in February, 2001. There is intense competition for retaining qualified nephrologists, whose patients normally seek treatment with their physicians at centers with which the doctor is affiliated, and which physicians are responsible for the supervision of the dialysis centers, and in finding nursing and technical staff at reasonable rates.

           Our medical service revenues are derived primarily from four sources:
(i) outpatient hemodialysis services (51%, 50% and 52% of medical services revenues for 2000, 1999 and 1998, respectively); (ii) home peritoneal dialysis services, including method 2 services (6%, 9% and 11% of medical services revenues for 2000, 1999 and 1998, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (10%, 10% and 11% of medical services revenues for 2000, 1999 and 1998, respectively); and (iv) ancillary services associated with dialysis treatments, primarily certain tests and the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells, since a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia (33%, 31% and 26% of medical services revenue for 2000, 1999 and 1998, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients and utilization of the company's services is substantially predictable. ESRD patients normally receive 156 dialysis treatments each year. For the year ended December 31, 2000, approximately 59% of our revenues were derived from Medicare reimbursement.

           Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Health Care Financing Administration ("HCFA") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, our operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment rates, which usually remain fixed. There also may be reductions in commercial third-party reimbursement rates. See "Operations - Medicare Reimbursement." The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with the hospitals, and typically the rates are higher on a per treatment basis.

DIALYSIS INDUSTRY

           Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, or End Stage Renal Disease which results from chemical imbalance and buildup of toxic chemicals, is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain regular dialysis treatment for the rest of their lives.

           Based upon information published by HCFA, the number of ESRD patients requiring dialysis treatments in the United States continues to grow and is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The total number of ESRD patients in the United States is increasing by approximately 10% a year.

           ESRD Treatment Options

           Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or (iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. The significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to HCFA, approximately 86%) with the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

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

           Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the assistant, which usually takes four to eight weeks. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a partner and a dialysis machine at home, and the higher expense involved over continuous ambulatory peritoneal dialysis.

           A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. Continuous ambulatory peritoneal dialysis utilizes dialysis solution infused manually into the patient's peritoneal cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. Continuous cycling peritoneal dialysis is performed in a manner similar to continuous ambulatory peritoneal dialysis, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

           The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.


BUSINESS STRATEGY

           Dialysis Corporation of America has 24 years' experience in developing and operating dialysis treatment facilities. Our first priority is top quality patient care. We intend to continue to establish alliances with physicians and hospitals and to attempt to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize our high quality patient care. Our smaller size allows us to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

           We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. In 2000 we opened two new dialysis centers in Georgia. An Ohio facility in which we have a 40% interest opened in February, 2001. We have another dialysis facility under construction in Georgia, and we are currently in different phases of negotiations with physicians for potential new facilities in different areas of the country, primarily in the eastern seaboard states. We have also entered into five additional acute inpatient dialysis services agreements with hospitals in Georgia, New Jersey, Ohio, and Pennsylvania.

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

           Expansion of our operations is being approached presently through the development of our own dialysis facilities. Acquisition of existing outpatient dialysis centers, which we have not done, is a faster but much more costly means of growth. The primary reason for physicians selling or participating in the development of independently owned centers is the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice. Other motivating forces are the physician's desire to be part of a larger organization allowing for economies of scale and the ability to realize a return on their investment if they have an interest in the dialysis entity.

           To construct and develop a new facility ready for operations may take an average of four to six months, and approximately 12 months or longer to generate income, all of which are subject to location, size and competitive elements. Four of our centers, two of which are recently established, one in Homerville, Georgia, the second being our 40% owned affiliate in Toledo, Ohio, and two having been operational for awhile, including Carlisle, Pennsylvania and Manahawkin, New Jersey, are in the developmental stages since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of
Financial Condition and Results of Operations." Construction of a 15 station facility may cost in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon the number of patients, and to a lesser extent, location, competition, nature of facility and negotiation. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources. To date, no acquisitions have been made and should such acquisition opportunities arise, there is no assurance that we would have available or be able to raise the necessary financing to pursue or complete such an acquisition. Our parent, Medicore, Inc., is in the process of selling a controlling interest of Techdyne, Inc., another public subsidiary of Medicore for a little in excess of $10,000,000. That proposed transaction is subject to approval of Medicore's shareholders. A substantial portion of the proceeds of that sale are anticipated to be made available to our company for expansion of our dialysis operations. There is no assurance that Medicore's proposed sale of its control interest of Techdyne will be approved by Medicore shareholders, or otherwise completed.

           Inpatient Services

           Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by our facilities. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. We believe that these arrangements are beneficial to our operations, since the contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment. In 2000 we entered into two new acute inpatient dialysis services agreements, and one additional acute inpatient agreement in 2001, with hospitals in New Jersey and Georgia. The Ohio center in which we have a 40% interest entered into an acute inpatient service agreement in 2001.

           There is no certainty as to when any additional centers or service contracts will be implemented, or the number of dialysis stations or patient treatments such may involve, or if such will ultimately be profitable. There is no assurance that we will be able to continue to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that our company will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to start-up costs and expenses and due to their having a smaller and slower developing patient base. See "Business Strategy," "Operations" and "Competition" of Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATIONS

           Location, Capacity and Use of Facilities

           We operate eight outpatient dialysis facilities in Pennsylvania, New Jersey and Georgia , with a total designed capacity of 108 licensed stations. We have a 40% interest in an Ohio dialysis center which we manage and has a total of 12 licensed dialysis centers. We own and operate these centers through our subsidiaries of which three are 100% owned, three are 80% owned, one 70% and one 51% owned. The Lemoyne, Pennsylvania, and one of the South Georgia dialysis facilities are located on property owned by Dialysis Corporation of America and leased to those subsidiaries. See Item 2, "Properties."

           The company also provides acute care inpatient dialysis services to eight hospitals in areas serviced by our dialysis facilities, and we are in the process of negotiating additional acute dialysis services contracts in the areas surrounding our facilities and in tandem with development of future proposed sites. Each of our dialysis facilities provides training, supplies and on-call support services for home peritoneal patients. See "Dialysis Industry" above.

           The table below indicates when each subsidiary commenced operations and the approximate number of patient treatments for the periods indicated.

                                                                         Dialysis Treatments
                                                                              Year Ended
                                                                             December 31,
                                                   Commencement      -------------------------------
Subsidiary and Location                            of Operations     2000         1999         1998
-----------------------                            -------------     ----         ----         ----
Dialysis Services of PA., Inc. - Lemoyne           June, 1995        8,300        7,600        7,500
Dialysis Services of PA., Inc. - Wellsboro         September, 1995   5,200        3,000        3,600
Dialysis Services of PA., Inc. - Carlisle          September, 1997   2,400        3,000        3,500
Dialysis Services of NJ, Inc. - Manahawkin         July, 1998        3,300        1,300          250
Dialysis Services of PA., Inc. - Chambersburg      January, 1999     4,900        2,900          ---
DCA of Vineland, LLC                               February, 2000    6,800          ---          ---
DCA of So. Ga., LLC                                November, 2000    1,200          ---          ---
DCA of Homerville, LLC                             November, 2000      127          ---          ---

           The Ohio dialysis center in which we hold a 40% interest commenced operations in February, 2001.

           The company estimates that on average its centers were operating at approximately 60% of capacity as of December 31, 2000, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe we are able to increase the number of dialysis treatments at our centers without making additional capital expenditures.

           Operations of Dialysis Facilities

           Our company's dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. Our facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

           Our company maintains a team of expert dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a part-time registered dietitian. These individuals supervise the patient's needs and treatments. See "Employees" below. The company must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

           The company's facilities offer high-efficiency and conventional hemodialysis, which, in our experience, provides the most viable treatment for most patients. We consider our dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment. In 2000, we acquired an additional 53 dialysis machines for our recently opened dialysis centers which are more advanced and include better safety features and updated technology. The addition of the improved equipment enhances our ability to provide more efficient treatment.

           Our facilities also offer home dialysis (other than hemodialysis), primarily continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis and method 2. Training programs for continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis generally encompass two to three weeks at each facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by the company.

           Inpatient Dialysis Services

           The company presently provides inpatient dialysis services to eight hospitals in New Jersey, Pennsylvania and Georgia , under agreements either with the company or with one of our facilities in the area. Our Ohio affiliate in which we have a 40% interest also provides acute inpatient services to a hospital in its area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

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

           Physician Relationships

           An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home and where such patient's nephrologist has established its practice. Consequently, we rely on our ability to develop affiliations with area nephrologists who may provide additional patients and quality dialysis care.

           The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a source of patients treated at the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of five of our eight centers have acquired an ownership interest in the center they service ranging from 20% to 49%. Our Ohio affiliate is owned 60% by the physician. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and our medical directors treating patients at our facilities (see "Government Regulation" below) and we know of no limitations on physician ownership in our subsidiaries.

           Agreements with medical directors range from a term of five years to ten years, with renewal provisions, usually two renewal options each for five years. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician's professional fees for services are billed to the government payment authority on a direct basis by the treating physician and paid directly to the physician or the professional corporation.

           The company's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility and the company. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

           Quality Assurance

           Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in every facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements of the quality of care. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data, whether related to dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with HCFA and the Occupational Safety and Health Administration. Our manager of compliance, who is a registered nurse, oversees this program in addition to ensuring that the company meets federal and state compliance requirements for dialysis centers. See "Government Regulation" below.

           Patient Revenues

           A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by HCFA. It has been reported by HCFA that 92% of all dialysis patients were covered by Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania, New Jersey, Georgia and Ohio, presently the states in which we operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

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

           The inpatient dialysis services are paid for by the hospital pursuant to contractual pre-determined fees for the different dialysis treatments. Inpatient treatments accounted for approximately 10%, 10% and 11% of our revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

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

           The company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between $120 and $126 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. An average ESRD reimbursement rate is $122 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $142 per treatment. The Benefits Improvement and Protection Act of 2000 provided for a 2.7% increase in the amount paid to dialysis facilities for performance of services in 2001.

           Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Except for the administration of EPO, these ancillary services are not significant sources of income to us compared to reimbursement for actual treatment. We routinely submit claims monthly and is usually paid by Medicare within 30 days of the submission.

           We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our business, revenues and net earnings.

           Medicaid Reimbursement

           Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania has a Medical Assistance Program comparable to Medicaid, as well as New Jersey, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD Medicaid provider in New Jersey, Pennsylvania and Georgia.

           Management Services

           Dialysis Corporation of America has a management services agreement with each subsidiary and with DCA of Toledo, LLC, in which it holds a minority position, providing them with administrative and management services, including but not limited to providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of that particular facility.


POTENTIAL LIABILITY AND INSURANCE

           Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although we have been involved in chronic and acute kidney dialysis services for approximately 24 years, the company has never been subject to any suit relating to its dialysis operations. We currently have general liability insurance, including professional and products liability, with coverage limits of $1 million per occurrence and $3 million in the aggregate annually. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.


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

           Many states have eliminated the requirement for dialysis centers to obtain a certificate of need, a condition for regulating the establishment and expansion of dialysis centers. There are no certificate of need requirements in Pennsylvania, New Jersey, Georgia or Ohio, where we are presently operating. In past years, we have always been able to comply with applicable certificate of need laws.

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

           Fraud and Abuse

           Each year OIG publishes a Fraud and Abuse Civil Plan. For the year 2000, OIG indicated it planned to concentrate, among other things, on ESRD reimbursement issues, including oversight of dialysis facilities, separately billable maintenance dialysis services, and medical appropriateness of tests and other dialysis-related services. We reviewed the OIG 2000 Work Plan, and believe that OIG will continue to focus in these areas in 2001, and that we are in compliance with applicable regulations. Nevertheless, we will continue to review risk areas inherent to dialysis treatment and service, and to develop and implement a compliance program. This program focuses on employee education concerning applicable billing rules, regulations and insurance carrier interpretations, as well as auditing medical records to ensure the medical necessity of services provided and billed.

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

           As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of our Company's medical directors is fixed by a medical director agreement and reflects competitive factors in their respective location, and the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance for periods of one to five years and does not take into account the volume of patient treatments or amounts of referrals to the dialysis center. Four of our outpatient dialysis centers are owned jointly between the company and a group of physicians, who hold a minority position (the Ohio center is majority-owned by a physician). These physicians also act as the medical directors for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at our facilities. We believe that the value of the minority interest represented by stock of our subsidiaries issued to physicians has been consistent with the fair market value of assets transferred to, or services performed by such physicians for the subsidiary, and in certain cases, monetary compensation, and there is no intent to induce referrals to our facilities. See "Business - Physician Relationships" above. We have never been challenged under these statutes and believe our arrangements with our medical directors are in material compliance with applicable law. Two states in which we operate, Georgia and Maryland, have similar statutes to the federal anti-kickback laws limiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships we have with our medical directors who hold joint ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties.

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

           Stark II

           The Physician Ownership and Referral Act ("Stark II") was adopted and incorporated into the Omnibus Budget Reconciliation Act of 1993 and became effective January 1, 1995. Stark II bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. This ban is subject to several exceptions including personal service arrangements, employment relationships and group practices meeting specific conditions. If Stark II is found to be applicable to the facility, the entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per referral and can be excluded from participation in the Medicare and Medicaid programs. Phase I of federal regulations interpreting Stark II were issued in January, 2001, anticipated to become effective in the first quarter of 2002.

           For purposes of Stark II, "designated health services" includes, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of "designated health services." Phase I of the federal Stark II regulations and the legislative history of Stark II indicates that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare program and patient abuse, and that dialysis is a necessary medical treatment for those with temporary or permanent kidney failure that is not susceptible to that type of abuse. We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by the company incident to dialysis services within the Stark II prohibitions.

           If the provisions of Stark II were found to apply to our arrangements however, we believe that we would be in compliance. We compensate our nephrologist-physicians as medical directors of its dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send or treat their patients at any of our facilities do not receive any compensation from the company.

           Medical directors of our facilities which hold a minority investment interest in those subsidiaries may refer patients to hospitals with which the company has an acute inpatient dialysis service arrangement. Stark II may be interpreted to apply to these types of interests. We believe that our contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with Stark II.

           If HCFA or any other government entity takes a contrary position to the Stark II regulations or otherwise, we may be required to restructure certain existing compensation or investment agreements with our medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. That legislation prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, we could be required to repay amounts reimbursed for drugs, equipment and services that HCFA determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which may adversely affect our operations and future financial results. We believe that if Stark II is interpreted by HCFA or any other governmental entity to apply to our arrangements, it is possible that we will be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if permissible, would not have a material adverse effect on the company.

           Health Insurance Reform Act

           Congress has taken action in recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to the company for its services, or impose further regulation or restrictions on healthcare providers. Further, statutes or regulations may be adopted which demand additional requirements in order for us to be eligible to participate in the federal and state payment programs. Any new legislation or regulations may adversely affect our business and operations, as well as our competitors.

           The Health Insurance Portability and Accountability Act of 1996 provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities, to be known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program will be conducted jointly by HHS and the Attorney General while the Medicare Integrity Program, which is funded by the Medicare Hospital Insurance Trust Fund, will enable HHS, the Department of Justice and the FBI to monitor and review specifically Medicare fraud.

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

           HHS recently published HIPAA privacy regulations which appear to require development of extensive policies and procedures, including administrative safeguards relating to private health information in our possession. Also, there are proposed security and electronic signature safeguards that would require us to develop information systems and electronic safeguards to protect data integrity. Compliance with these proposals, required by April, 2003, will involve substantial effort and expense by the company.

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

           Any loss by the company of its various federal certifications, its approval as a certified provider under the Medicare or Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of our revenues are derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services, would have a material adverse effect on our business.

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


COMPETITION

           The dialysis industry is very competitive. There are numerous providers who have dialysis facilities in the same areas as the company. Many are owned by physicians or major corporations which operate dialysis facilities regionally, nationally and internationally. Our operations are small in comparison with those corporations. Some of our major competitors are public companies, including Fresenius Medical Care, Gambro Healthcare, Inc., Renal Care Group, Inc. and Davita, Inc. Most of these companies have substantially greater financial resources, many more centers, patients and services than our company, and by virtue of such have a significant advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. We also face competition from hospitals that provide dialysis treatments. We have also experienced competition from admitting physicians of our centers who have opened their own dialysis facilities.

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


EMPLOYEES

           As of March 20, 2001, our company had 118 full time employees, including nurse administrators, clinical registered nurse managers, registered nurses, chief technician, technical specialists, patient care technicians, and clerical employees. We retain 49 part-time employees consisting of registered nurses, patient care technicians and clerical employees. Occasionally, we utilize employees on a "per diem" basis to supplement staffing.

           We retain nine independent contractors who include the social workers and dietitians at each of our facilities and our Ohio affiliate, which dialysis facility we manage. These are in addition to the medical directors, who are independent contractors and who supervise patient treatment at each facility.

           We believe our relationship with our employees is good and we have not suffered any strikes or work stoppages. None of our employees is represented by any labor union. We are an equal opportunity employer.


ITEM 2.  PROPERTIES

           DCA owns three properties, one located in Lemoyne, Pennsylvania, a second in Easton, Maryland, and a third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each, with a current base rent of approximately $118,000 per annum with additional charges for water, electric and real estate taxes. The lease is guaranteed by the tenant's parent company.

           The Lemoyne property of approximately 15,000 square feet houses our dialysis center of approximately 5,400 square feet, approved for 13 dialysis stations with space available for expansion under a five year lease through December 22, 2003, at an annual rental of $43,088 per annum plus separately metered utilities, insurance and additional rent of $5,386 per year covering common area maintenance expenses, with two renewals of five years each at escalating base rent for each renewal period. We use approximately 2,500 square feet for our executive office.

           We acquired property in Valdosta, Georgia in 2000 for $207,000, and constructed a dialysis facility there. We lease approximately 6,000 square feet to one of our dialysis centers for $90,600 per year under a 10-year lease, with two renewals of five years; and we lease an additional 2,160 square feet to a professional association which acts as the medical director of that Valdosta, Georgia dialysis facility for its medical offices under a 10-year lease, with two renewals of five years each, at $32,400 per annum.

           The Easton, Maryland property is subject to two mortgages from affiliated Maryland banking institutions. The Lemoyne, Pennsylvania property is also subject to a mortgage from one of the Maryland banking institutions which holds one of the mortgages on the Easton, Maryland property. As of December 31, 2000, the remaining principal amount of the mortgage on the Lemoyne property was approximately $93,000 and the first mortgage on the Easton property was approximately $117,000. Each of these mortgages is under the same terms and extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the company's personal property at each respective location. The bank also has a lien on rents due the company and security deposits from leases of the properties, and each tenant is required to sign a tenant subordination agreement as part of its lease with us. Written approval of the bank is required for all leases, assignments or sublettings, alterations and improvements and sales of the properties. The Easton, Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary at an annual interest rate of 8.75%, which loan we guaranty, and is further secured by that subsidiary's personal property, exclusive of otherwise financed dialysis equipment. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and
Note 2 to "Notes to Consolidated Financial Statements."

           Dialysis Corporation of America also leases space at its Lemoyne, Pennsylvania property to unrelated parties for their own business activities unrelated to dialysis services. One lease is for approximately 1,500 square feet through December 31, 2002, at an aggregate rental of approximately $13,500 per annum, a second lease is for approximately 530 square feet through May 21, 2001 on a month-to-month basis at $465 per month, and a month-to-month lease for an office at $100 per month.

           In addition to our Lemoyne, Pennsylvania, and Valdosta, Georgia facilities, we presently have seven other dialysis facilities (one under construction). Each is leased from unaffiliated parties under five or ten year leases, all with two renewals of five years each, for space ranging from approximately 3,000 to 7,000 square feet. The lease in Homerville, Georgia is for approximately 2,000 square feet at an annual rental of approximately $18,000, and is for two years to October 15, 2002. The rentals for these facilities range from $25,000 to $74,000 per annum, some adding utilities, real estate taxes and costs for casualty insurance premiums. We sublet 1,800 square feet at our Chambersburg, Pennsylvania facility to the physicians who are our medical directors at that facility for their medical offices in Chambersburg. The sublease is on a commercially reasonable basis and is structured to comply with the safe harbor provisions of the "Anti-kickback Statute." See Item 1, "Business - Government Regulation - Fraud and Abuse."

           We are actively pursuing the additional development of dialysis facilities in all other areas of the country which would entail the acquisition or lease of additional property.

           We construct all of our dialysis facilities, and each is relatively new with state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis machines under a November, 1996 master lease/purchase agreement with a $1.00 purchase option at the end of the term. Payments under the various schedules extend through May, 2005. See Note 2 to "Notes to Consolidated Financial Statements."

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

           We maintain executive offices at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043 as well as with our parent, Medicore ("Medicore" or the "Parent"), at 2337 West 76th Street, Hialeah, Florida.


ITEM 3.  LEGAL PROCEEDINGS

           We are not involved in or subject to any material pending legal actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2000 to a vote of security holders through the solicitation of proxies or otherwise. Since Medicore owns approximately 61% of our equity, proxies are not solicited, but rather we provide our shareholders with an Information Statement and an Annual Report. The Information Statement provides similar information to shareholders as does a proxy statement, except there is no solicitation of proxies. Shareholders who are entitled to vote at the annual meeting scheduled for May 23, 2001, which are those shareholders of record on April 6, 2001, will receive an Information Statement which provides certain information relating to "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," and which information is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2000. See Part III of this Annual Report, Items 10, 11, 12 and 13.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           Our common stock commenced trading on the Nasdaq SmallCap Market on April 17, 1996, under the symbol "DCAI." The table below indicates the high and low bid prices for our common stock for the four quarters for the years ended December 31, 1999 and 2000 as reported by Nasdaq.

                                    BID PRICE
                     1999                                    HIGH       LOW
                     ----                                    ----       ---
           1st Quarter...................                   $1.75     $  .69
           2nd Quarter..................                     3.30        .56
           3rd Quarter...................                    4.50       1.94
           4th Quarter*..................                    6.88       1.34


                                    BID PRICE
                     2000                                     HIGH      LOW
                     ----                                     ----      ---
           1st Quarter*......................                $6.88    $ 4.06
           2nd Quarter*........................               4.44      1.00
           3rd Quarter*.........................              3.34      0.63
           4th Quarter.....................                   1.06      0.63

---------------

* The price increases may have been, in part or primarily, the result of the announcement during the fourth quarter of the execution of the Merger Agreement with MainStreet and related agreements, which transaction terminated in August, 2000.

           At March 20, 2001, the high and low sales price of our common stock was $.75. Over the last several quarters our stock has not traded actively.

           Bid and asked prices are without adjustments for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

           At March 20, 2001, we had 108 shareholders of record and approximately 765 beneficial owners of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

           The following selected financial data for the five years ended December 31, 2000 is derived from the audited consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                           CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                       YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------
                                                2000           1999          1998(1)       1997(1)         1996
                                            -----------    -----------    -----------    -----------   -----------
Revenues                                    $     9,247    $     5,866    $     4,004    $     9,221   $     4,137
Net (loss) income                                  (356)          (668)          (204)         1,993           (23)
(Loss) earnings per share
  Basic                                            (.09)          (.19)          (.06)           .56          (.01)
  Diluted                                          (.09)          (.19)          (.06)           .55          (.01)



                                                                 CONSOLIDATED BALANCE SHEET DATA
                                                                         (IN THOUSANDS)
                                                                          DECEMBER 31,
                                            ----------------------------------------------------------------------
                                                2000           1999          1998(1)       1997(1)         1996
                                            -----------    -----------    -----------    -----------   -----------
Working capital                             $     3,869    $     4,152    $     5,115    $     7,062   $     4,529
Total assets                                     11,177          9,036          9,349         11,638         7,522
Intercompany receivable from
  Medicore (non-current portion)                    414            105            121
Long term debt, net of current portion(2)         1,755            870            633            693           585
Stockholders' equity                              7,799          7,260          7,771          8,049         6,000

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

(2)        Includes advances from Medicore in 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

           Medical service revenues increased approximately $3,271,000 (59%) for the year ended December 31, 2000, compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,174,000; increased revenues of approximately $1,834,000 for our New Jersey centers, including revenues of approximately $1,524,000 for our Vineland, New Jersey center which commenced operations in February, 2000; and revenues of approximately $263,000 for our new Georgia centers in Valdosta and Homerville, Georgia.

           Interest and other income increased by approximately $111,000 for the year ended December 31, 2000, compared to the preceding year. This increase includes an increase in interest from our Parent of $198,000 for the year ended December 31, 2000 compared to the preceding year, including interest on a note receivable and an advance receivable, interest on stock option notes of approximately $19,000, and a decrease in other interest income of $103,000 as a result of a reduction in invested funds.

           Cost of medical services sales as a percentage of sales amounted to 67% for the year ended December 31, 2000, compared to 72% for the preceding year, reflecting a decrease in both supply costs and healthcare salaries as a percentage of sales.

           Selling, general and administrative expenses increased by approximately $921,000 (33%) for the year ended December 31, 2000, compared to the preceding year. This increase reflects operations of our new dialysis centers in New Jersey and Georgia, as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percent of medical service revenues amounted to 42% for the year ended December 31, 2000, and 51% for the preceding year.

           Although operations of new centers result in additional revenues, while they are in the developmental stage their operating results adversely affect results of operations. As a result of having centers in the developmental stage which have not achieved a sufficient patient count to sustain profitable operations, we have continued to experience operational losses.

           Interest expense increased by approximately $10,000 for the year ended December 31, 2000, compared to the preceding year primarily as a result of additional equipment financing agreements.

1999 COMPARED TO 1998

           Medical service revenues increased approximately $1,946,000 (55%) for the year ended December 31, 1999, compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,460,000 including increased revenues of approximately $882,000 for our dialysis center located in Chambersburg, Pennsylvania, which commenced operations in January, 1999, and increased revenues of approximately $486,000 for our Manahawkin, New Jersey center, which received regulatory approval in December, 1998. Although the operations of new centers have resulted in additional revenues, they are still in the developmental stage and, accordingly, their operating results will adversely affect our results of operations until they achieve a sufficient patient count to cover fixed operating costs.

Interest and other income decreased by approximately $85,000 for the year ended December 31, 1999, compared to the preceding year. This decrease is largely due to a decrease in interest earned as a result of a decrease in invested funds.

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

           As a result of having centers in the developmental stage, which have not achieved a sufficient patient count to sustain profitable operations, we have continued to experience operational losses.

           Interest expense decreased by approximately $9,000 during the comparable periods largely as a result of reduced average outstanding borrowings.

LIQUIDITY AND CAPITAL RESOURCES

           Working capital totaled $3,869,000 at December 31, 2000, which reflected a decrease of approximately $284,000 during the current year. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,866,000, which included net cash used in operating activities of $146,000, net cash used in investing activities of $3,647,000 (including $2,200,000 loans to our Parent; a $140,000 loan to MainStreet; additions to property and equipment of $1,408,000 primarily related to new centers, including $963,000 for purchase of land and construction of a building for our new Valdosta, Georgia center; and $206,000 proceeds from the sale of minority interest in subsidiaries), and net cash provided by financing activities of $927,000 (including advances to our parent of $309,000, debt repayments of $167,000, borrowings of $700,000 on our Vineland, New Jersey development loan, and net proceeds from option and warrant exercises of $769,000). The change in working capital reflected increases of approximately $913,000 in accounts receivable and $483,000 in accounts payable and accrued expenses due to increased sales activity.

           We have mortgages on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with first mortgages having a combined balance of approximately $210,000 at December 31, 2000, and $282,000 at December 31, 1999. In 2000, we were in default of certain covenants relating to these mortgages. The covenants principally related to debt service ratio requirements and rent cap requirements for which the bank has waived compliance. The bank has liens on our real and personal property, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated competitive Maryland dialysis center continues to lease space from us in our building. The Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary, which loan is guaranteed by the company and secured by that subsidiary's personal property exclusive of its dialysis equipment. See Item 2, "Properties" and Note 2 to "Notes to Consolidated Financial Statements."

           We have an equipment financing agreement for kidney dialysis machines for our facilities, which has an outstanding balance of approximately $1,140,000 at December 31, 2000, and $731,000 at

December 31, 1999. This included additional equipment financing of approximately $525,000 during 2000. See Note 2 to "Notes to Consolidated Financial Statements."

           We opened our sixth center in Vineland, New Jersey in February, 2000, and our seventh and eighth centers in Georgia in November, 2000, and a center in Ohio which we manage and in which we hold a minority interest (40%), which opened in February, 2001.

           Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. We presently plan to expand our operations through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. We consider four of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings. Two of these centers were recently established, Homerville, Georgia (November, 2000) and Ohio (February, 2001). The two other developmental stage centers have been operational as of December 31, 2000, for approximately 41 months (Manahawkin, New Jersey) and 39 months (Carlisle, Pennsylvania).

           We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion requires capital. We are presently in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion. See Item 1, "Business - Business Strategy" and Notes 7 and 9 to "Notes to Consolidated Financial Statements."

           In January 2000, we loaned $1,500,000 to our parent, Medicore, Inc., at an annual interest rate of 10%, with the loan and accrued interest originally scheduled to be repaid on January 26, 2001. Our parent utilized this loan to fund a loan by it to Linux Global Partners, which invests in Linux software companies, in conjunction with which our parent acquired a 6% ownership interest in Linux, which increased to 8% in March, 2000, in conjunction with our parent borrowing an additional $500,000 from us on the same terms as the original loan to fund a loan of the same amount to Linux Global Partners. On August 9, 2000, our parent borrowed an additional $200,000 at 10% interest, which additional funds it loaned to Linux Global Partners on the same terms. Medicore extended the maturity of the loans to Linux Global Partners to June 30, 2001 for additional consideration from Linux Global Partners . The maturity of the company's loans to the parent have been similarly extended. See Note 4 to "Notes to Consolidated Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of our company and our parent, of which company he is also the President, is a director of Linux Global Partners. See Item 13, "Certain Relationships and Related Transactions."

           In July, 2000, the company loaned $140,000 to MainStreet, a private company with whom we had a proposed merger transaction, which was subsequently terminated, pursuant to a one year secured convertible promissory note. MainStreet defaulted in payment of that note on November 1, 2000, resulting in the company obtaining 300,000 shares of Linux Global Partners, the collateral securing the MainStreet loan. See Item 13, "Certain Relationships and Related Transactions" and Notes 11 and 12 to "Notes to Consolidated Financial Statements."

           In September, 2000, the company announced its intent to repurchase up to approximately 300,000 of its outstanding shares. Approximately 77,000 shares were repurchased for cancellation at a cost of $65,000 in the fourth quarter of 2000. See Note 9 to "Notes to Consolidated Financial Statements."

           We believe that current levels of working capital and available financing alternative will enable us to meet our liquidity demands for at least the next twelve months as well as expand our dialysis facilities and thereby our patient base.

NEW ACCOUNTING PRONOUNCEMENT

           In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be reorganized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. We are in the process of determining the impact that the adoption of FAS 133 will have on our consolidated financial statements. Due to the company's limited use of derivative financial instruments, the adoption of FAS 133 is not expected to have a significant effect on its consolidated results of operations, financial position or cash flows.

PROPOSED MERGER AND ACQUISITION

           On October 20, 1999, we entered into an Agreement and Plan of Merger pursuant to which MainStreet would merge with and ultimately own 80% of our company. The proposed merger was terminated in August, 2000. See Note 11 to "Notes to Consolidated Condensed Financial Statements."

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

           Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities of which we held approximately $73,000 at December 31, 2000.

           Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations which totaled $210,000 at December 31, 2000.

           We have exposure to both rising and falling interest rates. A1/2% decrease in rates on our year-end investments in government securities and a 1% increase in rates on our year-end mortgage debt would result in a negative impact of approximately $2,000 on our results of operations.

           We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The response to this item is submitted as a separate section to this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Effective August 6, 1999, the board of directors, upon the recommendation of the audit committee, terminated Ernst & Young LLP as our independent accountants, and engaged new independent accountants, Wiss & Company, LLP, for the company's annual audit for our 1999 fiscal year. This matter was previously reported in our Current Report on Form 8-K dated August 27, 1999. The audit committee recommended Wiss & Company, LLP for our annual audit for our 2000 fiscal year, and shareholders ratified that recommendation at our annual meeting held on May 24, 2000.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The executive officers of the company are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders, to serve during the ensuing year. The following information indicates their positions with the company and age of the executive officers at March 20, 2001. There are no family relationships between any of the executive officers and directors of the company.

NAME                     AGE       POSITION                         HELD SINCE
----                     ---       --------                         ----------
Thomas K. Langbein        55       Chairman of the Board and           1980
                                   Chief Executive Officer             1986

Stephen W. Everett        44       President                           2000

Daniel R. Ouzts           54       Vice President (Finance)
                                   and Treasurer                       1996

           For more detailed information about our executive officers and directors you are referred to the caption "Information About Directors and Executive Officers" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

           Information on executive compensation is included under the caption "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 23, 2001, incorporated herein by reference.

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

(c)        Exhibits +

             (3) (i) Articles of Incorporation++

                (ii) By-Laws of the Company++

             (4) (i) Form of Common Stock Certificate of the Company++

                (ii) Form of Underwriters' Options++

               (iii) Form of Warrant Agreement between the Company, Continental
                     Stock Transfer & Trust Co. and Joseph Dillon & Co., Inc.++

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

               (vii) Medical Director Agreement between Dialysis Services of
                     Pennsylvania, Inc. - Wellsboro(1) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(2) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Medicore(2) Form 10-Q"), Part II, Item 6(a)(10)(i)).(8)

              (viii) Medical Director Agreement between Dialysis Services of
                     Pennsylvania, Inc. - Lemoyne(1) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a)(3)(10)(lx)).(8)

                (ix) Agreement for In-Hospital Dialysis Services(12) between
                     Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(2) Form 10-Q, Part II, Item 6(a)(10)(ii)).

                 (x) Agreement for In-Hospital Dialysis Services(12) between
                     Dialysis Services of Pennsylvania, Inc. - Lemoyne(1) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated June 19, 1997, Item 7(c)(10)(i)).

                (xi) 1995 Stock Option Plan of the Company (November 10,
                     1995).++

               (xii) Form of Stock Option Certificate under 1995 Stock Option
                     Plan (November 10, 1995).++

              (xiii) Lease between Dialysis Services of PA., Inc. - Carlisle(5)
                     and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3
                     (10)(xxiii)).

               (xiv) Lease between Dialysis Services of NJ., Inc. -
                     Manahawkin(5) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company's 1996 Form 10-K,
                     Part IV, Item 14(a) 3 (10)(xxiv)).

                (xv) Addendum to Lease Agreement between William P. Thomas and
                     Dialysis Services of NJ., Inc. - Manahawkin(5) dated June 4, 1997 (incorporated by reference to the 1997 Form 10-K,
                     Part IV, Item 14(c)(xviii)).


[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

               (xvi) Equipment Master Lease Agreement BC-105 between the Company and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company's 1996 Form 10-K,
                     Part IV, Item 14(a) 3 (10)(xxvii)).

              (xvii) Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("June, 1997 10-Q"), Part II, Item 6(a), Part II, Item 10(i)).(6)

             (xviii) Agreement for In-Hospital Dialysis Services(12) between
                     Dialysis Services of Pennsylvania, Inc. - Carlisle(5) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated August 29, 1997, Item 7(c)(10)(i)).

               (xix) Lease between Dialysis Services of Pa., Inc. -
                     Chambersburg(5) and BPS Development Group dated April 13, 1998 (incorporated by reference to the Company's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

                (xx) Lease between the Company and Wirehead Networking
                     Solutions, Inc. dated December 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Part IV, Item 14(c)(10)(xxvi)).

               (xxi) 1999 Stock Option Plan of the Company (May 21, 1999)
                     (incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 ("1999 Form 10-K"),
                     Part IV, Item 14(c)(10)(xxiii)).

              (xxii) Form of Stock Option Certificate under the 1999 Stock
                     Option Plan (May 21, 1999) (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item
                     14(c)(10)(xxiv)).

             (xxiii) Lease between DCA of Vineland, LLC(4) and Maintree Office
                     Center, L.L.C. dated May 10, 1999(incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

              (xxiv) Medical Director Agreement between DCA of Vineland, LLC(4)
                     and Vineland Dialysis Professionals dated April 30, 1999(incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvi)).(8)

               (xxv) Medical Director Agreement between Dialysis Services of
                     PA., Inc. - Carlisle(5) and Cumberland Valley Nephrology Associates, P.C. dated April 30, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvii)).(8)

              (xxvi) Management Services Agreement between the Company and DCA of Vineland, LLC(4) dated April 30, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxviii)).(9)

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

             (xxvii) Amendment No. 1 to Management Services Agreement between the Company and DCA of Vineland, LLC(4) dated October 27, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

            (xxviii) Indemnity Deed of Trust from the Company to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1999 ("December Form 8-K"),
                     Item 7(c)(99)(i)).

              (xxix) Guaranty Agreement from the Company to St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company's December Form 8-K, Item 7(c)(99)(ii)).

               (xxx) Promissory Note from Medicore, Inc.(2) to the Company dated
                     January 27, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated February 10, 2000, Item 7(c)10.1)

              (xxxi) Home Services Agreement between DCA of Vineland, LLC (4)
                     and DCA Medical Services, Inc. (1) dated January 1, 2000 (incorporated by reference to the Company's 1999 Form 10-K,
                     Part IV, Item 14(c)(10)(xxxiii)) (10)

             (xxxii) Loan and Security Agreement between the Company and
                     MainStreet IPO.com Inc. dated July 12, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated July 19, 2000 ("July Form 8-K"), Item 7(c)(99)(i)).

            (xxxiii) Secured Convertible Promissory Note for $140,000 issued to the Company by MainStreet IPO.com Inc. dated July 12, 2000 (incorporated by reference to the Company's July Form 8-K,
                     Item 7(c)(99)(ii)).

             (xxxiv) Amended Secured Promissory Note from Medicore, Inc. (2) to the Company dated March 27, 2000.

              (xxxv) Promissory Note from Medicore, Inc. (2) to the Company dated August 9, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated August 21, 2000 ("August Form 8-K"), Item 7(c)(99)(i)).

             (xxxvi) Loan and Security Agreement between South Georgia
                     Nephrology, P.C. and the Company dated July 21, 2000 (incorporated by reference to the Company's August Form 8-K, Item 7(c)(10) 10.1).

            (xxxvii) Stock Transfer Restrictions Agreement by and among South
                     Georgia Nephrology, P.C., Dr. Andrew Queler, and the Company dated July 21, 2000 (incorporated by reference to the Company's August Form 8-K, Item 7(c)(10) 10.2).

            (xxviii) Lease between the Company and DCA of So. Ga., LLC (11)
                     dated November 8, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 2001 ("January 2001 Form 8-K"), Item 7(c)(10)(i)).

             (xxxix) Lease between the Company and South Georgia Nephrology,
                     P.C. dated November 27, 2000 (incorporated by reference to the Company's January 2001 Form 8-K, Item 7(c)(10)(ii)).

                (xl) Lease between DCA of Fitzgerald, LLC (1) and Hospital
                     Authority of Ben Hill County, dba Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 2001,
                     Item 7(c)(10)(i)).

               (xli) Employment Agreement between Stephen W. Everett and the
                     Company dated December 29, 2000.

              (xlii) Lease between the Company and Renal Treatment Centers -
                     Mid-Atlantic, Inc. dated July 1, 1999.

            (16) (i) Letter re change in certifying accountant dated August
                     13, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated August 13, 1999, Item 7(c)(16)).

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

(1)        Wholly-owned subsidiary.

(2) Parent of the company owning approximately 61% of the company's outstanding common stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq SmallCap Market.

(3) Dialysis Corporation of America has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.

(4)        51% owned subsidiary.

(5)        80% owned facility.

(6) Dialysis equipment is leased from time to time and a new schedule is added to the Master Lease; other than the nature of the equipment and the length of the lease, the Schedules conform to the exhibit filed and the terms of the Master Lease remain the same.

(7) There are two Medical Director Agreements with Cumberland Valley Nephrology Associates, P.C. and such agreements conform to the exhibit filed but for the facility, the other facility located in Chambersburg, Pennsylvania.

(8) Each subsidiary has a Medical Director Agreement which is substantially similar to the Medical Director Agreement exhibit but for area of non-competition and compensation. In addition to the Medical Director Agreements already listed, these agreements include the following subsidiaries: DCA of Fitzgerald, LLC, and DCA of Homerville, LLC. Our affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar agreement.

(9) There are several substantially similar Management Services Agreements which conform to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement.

(10) Certain subsidiaries have an identical Home Services Agreement with DCA Medical Services, Inc., including :DCA of So. Ga., LLC, and DCA of Fitzgerald, LLC. Our affiliate, DCA of Toledo, LLC (40% owned), has an identical agreement.

(11)       70% owned subsidiary.

(12) The acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services or Agreement for Acute Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. In addition to those acute inpatient service agreements already filed there is the following: Acute Dialysis Services Agreement with St. Francis Medical Center, Trenton, New Jersey dated March 7, 2001.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIALYSIS CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------
                          COL. A                   COL. B                             COL. C              COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Additions
                                                  Balance at   Additions (Deductions)     Charged to   Other Changes      Balance
                                                  Beginning     Charged (Credited) to   Other Accounts  Add (Deduct)     at End of
                      Classification              Of Period       Cost and Expenses        Describe       Describe        Period
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2000:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts         $ 237,000           $  192,000                         $(123,000)(1)    $306,000
      Valuation allowance for deferred tax asset     197,000              243,000                               ---         440,000
                                                   ---------           ----------                         ---------        --------
                                                   $ 434,000           $  435,000                         $(123,000)       $746,000
                                                   =========           ==========                         =========        ========

YEAR ENDED DECEMBER 31, 1999:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts         $ 144,000           $   98,000                        $   (5,000)(1)    $237,000
      Valuation allowance for deferred tax asset      80,000              117,000                               ---         197,000
                                                   ---------           ----------                        ----------        --------
                                                   $ 224,000           $  215,000                        $   (5,000)       $434,000
                                                   =========           ==========                        ==========        ========
YEAR ENDED DECEMBER 31, 1998:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts         $  52,000           $  101,000                        $   (9,000)(1)    $144,000
      Valuation allowance for deferred tax asset         ---               80,000                               ---          80,000
                                                   ---------           ----------                        ----------        --------
                                                   $  52,000             $181,000                        $   (9,000)       $224,000
                                                   =========           ==========                        ==========        ========

(1) Uncollectable accounts written off, net of recoveries.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA



                                       By: /s/ THOMAS K. LANGBEIN
                                          --------------------------------------
                                              Thomas K. Langbein
                                              Chairman of the Board of Directors
March 28, 2001

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE                               DATE

  /s/ THOMAS K. LANGBEIN             Chairman of the Board of Directors     March 28, 2001
-------------------------------
       Thomas K. Langbein

  /s/ STEPHEN W. EVERETT             President                              March 28, 2001
-------------------------------
       Stephen Everett

  /s/ DANIEL R. OUZTS                Vice President, Treasurer, Chief       March 28, 2001
-------------------------------      Financial Officer and Controller
       Daniel R. Ouzts

  /s/ BART PELSTRING                 Director                               March 28, 2001
---------------------
       Bart Pelstring

  /s/ ROBERT W. TRAUSE               Director                               March 28, 2001
-------------------------------
       Robert W. Trause

                           ANNUAL REPORT ON FORM 10-K
                   ITEM I, ITEM 14(a) (1) AND (2), (c) AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2000
                         DIALYSIS CORPORATION OF AMERICA
                              LEMOYNE, PENNSYLVANIA

                        FORM 10-K--ITEM 14(a)(1) AND (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8:

                                                                            PAGE

     Consolidated Balance Sheets as of December 31, 2000 and 1999.          F-4

     Consolidated Statements of Operations - Years ended
     December 31, 2000, 1999, and 1998.                                     F-5

     Consolidated Statements of Stockholders' Equity -
     Years ended December 31, 2000, 1999 and 1998.                          F-6

     Consolidated Statements of Cash Flows - Years ended
     December 31, 2000, 1999 and 1998.                                      F-7

     Notes to Consolidated Financial Statements - December 31, 2000.        F-8

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Dialysis Corporation of America


We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/ WISS & COMPANY, LLP

March 9, 2001
Livingston, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Dialysis Corporation of America

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Dialysis Corporation of America and subsidiaries for the year ended December 31, 1998. Our audit included the information related to the year ended December 31, 1998 on the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dialysis Corporation of America and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ ERNST & YOUNG LLP

March 22, 1999
Miami, Florida

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     2000            1999
                                                                 ------------    ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                      $    793,666    $  3,659,390
  Accounts receivable, less allowance
   of $306,000 at December 31, 2000;
   $237,000 at December 31, 1999                                    1,692,592         779,568
  Note receivable from parent                                       2,200,000              --
  Inventories                                                         334,127         219,623
  Prepaid expenses and other current assets                           468,001         397,361
                                                                 ------------    ------------
             Total current assets                                   5,488,386       5,055,942

Property and equipment:
  Land                                                                376,211         168,358
  Buildings and improvements                                        2,207,447       1,425,912
  Machinery and equipment                                           2,914,010       2,051,803
  Leasehold improvements                                            1,720,625       1,660,172
                                                                 ------------    ------------
                                                                    7,218,293       5,306,245
  Less accumulated depreciation and amortization                    2,048,148       1,454,190
                                                                 ------------    ------------
                                                                    5,170,145       3,852,055
Advances to parent                                                    414,339         105,142
Deferred expenses and other assets                                    104,512          22,808
                                                                 ------------    ------------
                                                                 $ 11,177,382    $  9,035,947
                                                                 ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $    553,704    $    395,002
  Accrued expenses                                                    689,600         365,351
  Current portion of long-term debt                                   295,031         143,438
  Income taxes payable                                                 81,451              --
                                                                 ------------    ------------
           Total current liabilities                                1,619,786         903,791

Long-term debt, less current portion                                1,755,228         869,985
Minority interest in subsidiaries                                       3,060           2,080

Commitments

Stockholders' equity:
   Common stock, $.01 par value, authorized 20,000,000
   shares; 3,979,844 shares issued and outstanding
   in 2000; 3,546,344 shares issued and
   outstanding in 1999                                                 39,798          35,463
  Capital in excess of par value                                    5,283,585       3,971,514
  Retained earnings                                                 2,897,525       3,253,114
  Notes receivable from options exercised                            (421,600)             --
                                                                 ------------    ------------
           Total stockholders' equity                               7,799,308       7,260,091
                                                                 ------------    ------------
                                                                 $ 11,177,382    $  9,035,947
                                                                 ============    ============

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                     2000          1999            1998
                                                 -----------    -----------    -----------
Revenues:
  Medical service revenue                        $ 8,769,470    $ 5,498,541    $ 3,552,279
  Interest and other income                          477,631        367,030        451,656
                                                 -----------    -----------    -----------
                                                   9,247,101      5,865,571      4,003,935
Cost and expenses:
  Cost of medical services                         5,833,081      3,964,258      2,516,239
  Selling, general and administrative expenses     3,710,762      2,789,529      1,847,175
  Interest expense                                    82,456         72,605         81,531
                                                 -----------    -----------    -----------
                                                   9,626,299      6,826,392      4,444,945
                                                 -----------    -----------    -----------

Loss before income taxes, minority interest
  and equity in affiliate loss                      (379,198)      (960,821)      (441,010)

Income tax (benefit)                                 (30,287)      (292,462)      (236,838)
                                                 -----------    -----------    -----------

Loss before minority interest and equity in
  affiliated loss                                   (348,911)      (668,359)      (204,172)

Minority interest in loss (income)
  of consolidated subsidiaries                        14,218             --             --

Equity in affiliate loss                             (20,896)            --             --
                                                 -----------    -----------    -----------

            Net loss                             $  (355,589)   $  (668,359)   $  (204,172)
                                                 ===========    ===========    ===========

Loss per share:
   Basic                                            $(.09)          $(.19)        $(.06)
                                                    =====           =====         =====
   Diluted                                          $(.09)          $(.19)        $(.06)
                                                    =====           =====         =====

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   CAPITAL IN
                                                        COMMON     EXCESS OF      RETAINED    TREASURY          NOTES
                                                         STOCK     PAR VALUE      EARNINGS     STOCK          RECEIVABLE    TOTAL
                                                         -----     ---------      --------     -----          ----------    -----
                                                                                  C>
Balance at January 1, 1998                             $  37,513   $4,008,720     4,208,935    $(206,250)    $            8,048,918

            Net loss                                                               (204,172)                               (204,172)

            Repurchase of 105,000 shares                                                        (108,690)                  (108,690)

            Redemption of minority interest
            in subsidiaries                                            35,434                                                35,434
                                                       ---------   ----------     ---------   ----------     ----------  ----------

Balance at December 31, 1998                              37,513    4,044,154     4,004,763     (314,940)                 7,771,490

            Net loss                                                               (668,359)                               (668,359)

            Issuance of stock options as compensation                 153,000                                               153,000

            Sale of minority interest in
            subsidiaries                                   3,960                                                              3,960

            Cancellation of 205,000 treasury shares       (2,050)    (229,600)      (83,290)     314,940                        ---
                                                       ---------   ----------     ---------   ----------     ----------  ----------

Balance at December 31, 1999                              35,463    3,971,514     3,253,114          ---                  7,260,091

            Net loss                                                               (355,589)                               (355,589)

            Repurchase of 76,600 shares                     (766)     (64,059)                                              (64,825)

            Exercise of stock options for 340,000
            of common stock                                3,400      421,600                                  (421,600)      3,400

            Exercise of stock purchase warrants for
              170,100 shares of common stock               1,701      763,749                                               765,450

            Minority investment in subsidiary                         190,781                                               190,781
                                                       ---------   ----------     ----------  -----------    ----------  ----------

Balance at December 31, 2000                             $39,798   $5,283,585    $2,897,525   $       ---    $ (421,600) $7,799,308
                                                       =========   ==========    ==========   ===========    ==========  ==========


                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------
                                                                         2000          1999            1998
                                                                  -------------------------------------------
Operating activities:
  Net loss                                                         $  (355,589)   $  (668,359)   $  (204,172)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation                                                     593,973        450,460        332,697
      Amortization                                                       2,332          1,743          1,690
      Bad debt expense                                                 192,395         98,666        100,856
      Deferred income taxes                                                 --             --         24,000
      Gain on sale of securities                                            --             --        (12,780)
      Minority interest                                                (14,218)            --             --
      Equity in affiliate loss                                          20,896             --             --
      Stock option related compensation expense                             --        153,000             --
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                         (1,105,419)      (417,448)       (67,479)
        Inventories                                                   (114,504)       (40,434)       (65,374)
        Prepaid expenses and other current assets                       69,360       (342,427)        43,825
        Accounts payable                                               158,702        151,034        171,437
        Accrued expenses                                               324,249         72,757        (62,505)
        Income taxes payable                                            81,451       (232,306)    (1,422,858)
                                                                   -----------    -----------    -----------
          Net cash used in operating activities                       (146,373)      (773,314)    (1,160,663)

Investing activities:
  Loan to parent                                                    (2,200,000)            --             --
  Loan to MainStreet                                                  (140,000)            --             --
  Loan to subsidiary medical director practice                         (83,521)            --             --
  Redemption of minority interest in subsidiaries                           --             --       (385,375)
  Additions to property and equipment, net of minor disposals       (1,407,763)      (815,919)      (904,873)
  Investment in affiliate                                              (28,589)            --             --
  Proceeds from sale of securities                                          --             --        252,780
  Deferred expenses and other assets                                     7,158         44,066        (27,219)
  Sale of minority interest in subsidiaries                            206,000          4,040             --
                                                                   -----------    -----------    -----------
          Net cash used in investing activities                     (3,646,715)      (767,813)    (1,064,687)

Financing activities:
  Advances (to) from parent                                           (309,197)        15,723       (249,592)
  Repurchase of stock                                                  (64,825)            --       (108,690)
  Long-term borrowings                                                 700,000             --             --
  Payments on long-term debt                                          (167,464)      (182,043)      (152,451)
  Exercise of warrants and stock options                               768,850             --             --
                                                                   -----------    -----------    -----------
          Net cash provided by (used in) financing activities          927,364       (166,320)      (510,733)
                                                                   -----------    -----------    -----------

Decrease in cash and cash equivalents                               (2,865,724)    (1,707,447)    (2,736,083)

Cash and cash equivalents at beginning of year                       3,659,390      5,366,837      8,102,920
                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of year                           $   793,666    $ 3,659,390    $ 5,366,837
                                                                   ===========    ===========    ===========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The Company operates eight kidney dialysis centers, four located in Pennsylvania, two in New Jersey and two in Georgia, and has agreements to provide inpatient dialysis treatments to various hospitals and provides supplies and equipment for dialysis home patients.

CONSOLIDATION

         The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company." All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 60.6% owned subsidiary of Medicore, Inc. (the "Parent") as of December 31, 2000. We have a 40% interest in an Ohio dialysis center which we manage, which is accounted for on the equity method and not consolidated for financial reporting purposes.

ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

GOVERNMENT REGULATION

         A substantial portion of the Company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the statesin which the Company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare and Medicaid programs.

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 4 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain on loss is recognized.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

EARNINGS PER SHARE

         Diluted earning per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

                                        YEAR ENDED DECEMBER 31,
                               ---------------------------------------
                                   2000          1999          1998
                               ---------------------------------------

        Net loss               $ (355,589)   $ (668,359)   $ (204,172)
                               ==========    ==========    ===========

        Weighted average shares 3,923,683     3,546,344     3,626,330
                                =========     =========     =========

        Loss per share:
        Basic                   $(.09)        $(.19)        $(.06)
                                ======        ======        ======
        Diluted                 $(.09)        $(.19)        $(.06)
                                ======        ======        ======

     The Company has various stock options, as well as underwriter options to purchase 100,000 shares of common stock and 200,000 common stock purchase warrants which have not been included in the earnings (loss) per share computation since they are anti-dilutive.

INTEREST AND OTHER INCOME

            Interest and other income is comprised as follows:

                                                YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                       2000            1999            1998
                                     ------------------------------------------
        Rental income                   $160,432        $142,561        $121,835
        Interest income from Medicore    199,286           1,697             892
        Interest income                   90,064         193,287         296,051
        Other                             27,849          29,485          32,878
                                        --------        --------        --------
                                        $477,631        $367,030        $451,656
                                        ========        ========        ========


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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

NEW PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its consolidated financial statements. Due to the Company's limited use of derivative financial instruments, the adoption of FAS 133 is not expected to have a significant effect on its consolidated results of operations, financial position or cash flows.

NOTE 2--LONG-TERM DEBT

     Long-term debt is as follows:

                                                  DECEMBER 31,
                                             2000         1999
                                          ----------   ----------
Mortgage note secured by land and
   building with a net book value of
   $369,000 at December 31, 2000
   Monthly principal payments of $3,333
   plus interest at 1% over the prime
   rate through November 2003             $  116,715   $  156,711

Mortgage note secured by land and
   building with a net book value of
   $667,000 at December 31, 2000
   Monthly principal payments of $2,667
   plus interest at 1% over the prime
   rate through November 2003                 93,284      125,289

Development and equipment loan secured
   by assets of DCA of Vineland and
   land and building with a total net
   book value of $1,348,000 at December
   31, 2000. Interest of 8.75%. Monthly
   payments of interest only through
   December 2001; thereafter, monthly
   payments of principal and interest
   totaling $6,186 with remaining
   balance due September 2, 2003             700,000           --

Equipment financing agreement secured
   by equipment with a net book value
   of $1,115,000 at December 31, 2000
   Monthly payments totaling $17,494 as
   of December 31, 2000, including
   principal and interest, as described
   below, pursuant to various schedules
   extending through August 2005 with
   interest at rates ranging from 4.14%
   to 10.48%                               1,140,260      731,423
                                          ----------   ----------
                                           2,050,259    1,013,423
               Less current portion          295,031      143,438
                                          ----------   ----------
                                          $1,755,228   $  869,985
                                          ==========   ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2--LONG-TERM DEBT--CONTINUED

         The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $700,000 at December 31, 2000 with no outstanding borrowings as of December 31, 1999.

         The equipment financing agreement provides financing for kidney dialysis machines for the Company's dialysis facilities in Pennsylvania and New Jersey. Additional financing totaled approximately $245,000 in 1998, $387,000 in 1999 and $525,000 in 2000. Payments under the agreement are pursuant to various schedules extending through August 2005. Payments under some schedules begin one year after commencement of the financing which would increase monthly payments from $17,494 as of December 31, 2000 to $32,124 if all payments had commenced as of that date.


         Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows."

         The prime rate was 9.50% as of December 31, 2000 and 8.50% as of December 31, 1999.

         Scheduled maturities of long-term debt outstanding at December 31, 2000 are approximately: 2001-$295,000; 2002-$385,000; 2003-$1,056,000; 2004-$215,000;
2005-$99,000. Interest payments on the above debt amounted to approximately $84,000 in 2000, $54,000 in 1999 and $64,000 in 1998, respectively.

         The Company's various mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, rent commitments, additional indebtedness and prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios.

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

         The Company has a net operating loss carryforward of approximately $170,000 at December 31, 2000 that expires in 2020.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3--INCOME TAXES--CONTINUED

The Company has equity positions in four Limited Liability Companies ("LLC's"), each possessing a finite life. Based on their limited liability status, its members are not liable for the LLC's debts, liabilities, or obligations. Each LLC has complied with the criteria for tax treatment as a partnership. As a result, taxable income or loss is to be reported on each member's respective tax returns. Losses attributable to the Company's equity position in these LLC's has been included as a component of retained earnings as of December 31, 2000.

                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                               2000         1999
                                                                            ----------------------
       Deferred tax liabilities:
                   Depreciation and amortization                            $      --    $  25,000
                                                                            ---------    ---------
                                           Total deferred tax liabilities          --       25,000
       Deferred tax assets:
                   Depreciation and amortization                                9,000           --
                   Accrued expenses                                            53,000       26,000
                   Bad debt allowance                                         107,000       96,000
                                                                            ---------    ---------
                                           Subtotal                           169,000      122,000
       State Net operating loss carryforwards                                 271,000      100,000
                                                                            ---------    ---------
                                           Total deferred tax assets          440,000      222,000
       Valuation allowance for deferred tax assets                           (440,000)    (197,000)
                                                                            ---------    ---------
       Net deferred tax asset                                                      --       25,000
       Net deferred taxes                                                   $      --    $      --
                                                                            =========    =========

            A valuation allowance has been provided that fully offsets the deferred tax asset recorded at December 31, 2000 and December 31, 2000 and December 31, 1999 as management believes that it is more likely than not that, based on the weight of the available evidence, the deferred tax asset will not be realized.

     Significant components of the income tax provision (benefit) are as follows:

                                      2000             1999              1998
                                      ----             ----              ----
Current:
   Federal                        $ (85,709)        $(324,720)        $(301,000)
   State                             55,422            32,258            40,162
                                  ---------         ---------         ---------
                                    (30,287)         (292,462)         (260,838)

Deferred                                 --                --            24,000
                                  ---------         ---------         ---------
                                  $ (30,287)        $(292,462)        $(236,838)
                                  =========         =========         =========

     The reconciliation of income tax attributable to income (loss) before income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) is:

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3--INCOME TAXES--CONTINUED

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------
                                                          2000          1999         1998
                                                       ------------------------------------
Statutory tax rate (34%) applied to income (loss)
            before income taxes ....................   $(136,032)   $(325,395)   $(149,943)
Adjustments due to:
            State taxes, net of federal benefit ....      36,578       21,290       25,049
            Change in valuation allowance ..........     243,000      117,000       80,000
            Benefits of net operating losses .......        --           --           --
            Non-deductible items ...................        --          3,395        2,973
            Prior year tax return accrual adjustment    (173,833)    (108,752)    (194,917)
                                                       ---------    ---------    ---------
                                                       $ (30,287)   $(292,462)   $(236,838)
                                                       =========    =========    =========

         Income tax (refunds) payments were approximately $(395,000) in 2000, $223,000 in 1999 and $1,162,000 in 1998.

NOTE 4--TRANSACTIONS WITH PARENT

         The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the Parent totaled approximately $200,000 for the years ended December 31, 2000 and 1999 and $240,000 for the year ended December 31, 1998.

         As of December 31, 2000 and December 31, 1999, the Company had an intercompany advance receivable from the Parent of approximately $414,000 and $105,000, respectively, which bore interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $13,000, $2,000 and $1,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest on an intercompany advance payable amounted to approximately $6,000 for the year ended December 31, 1998. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable from the Parent prior to January 1, 2002, and therefore, the advance has been classified as long-term at December 31, 2000.

         On January 27, 2000, the Company's Parent acquired a 6% interest in Linux Global Partners ("LGP"), a private holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. The Parent obtained an option to acquire an additional 2% interest in conjunction with loaning $500,000 more to LGP, which 2% interest it acquired and additional loan it made on March 27, 2000. The loans were originally scheduled to mature January 26, 2001. On August 9, 2000, the Parent loaned LGP an additional $200,000 with an annual interest rate of 10% originally scheduled to mature in 30 days with the maturity having been extended. The Parent borrowed the funds it utilized for the loans from the Company with an annual interest rate of 10%. Interest income on the notes receivable from the Parent, which have the same terms as the Parent's loans to LGP, amounted to approximately $186,000 for the year ended December 31, 2000. Interest receivable on the note from the Parent amounted to approximately $186,000 at December 31, 2000 and is included in prepaid expenses and other current assets. The Parent issued options to purchase 150,000 shares of its common stock to MainStreetIPO.com Inc. and two of its officers in January 2000 as a finder's fee in conjunction with the

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 4--TRANSACTIONS WITH PARENT--CONTINUED

Parent's investment in LGP. To assist LGP in achieving its long-term investment objectives, the Company's Parent has agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. Additionally, LGP has agreed to repay all monies owed to the Parent prior to any other use of its private placement proceeds if the Parent chooses not to convert the loans. The maturity of the Company's notes receivable from the Parent have also been extended to June 30, 2001. See Notes 11 and 12.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

         For the years ended December 31, 2000, 1999 and 1998, respectively, the Company paid premiums of approximately $114,000, $161,000 and $124,000 for insurance obtained through two persons, one a director of the Parent, and the other a relative of an officer and director of the Company and the Parent.

         For the years ended December 31, 2000, 1999 and 1998, respectively, legal fees of $133,000, $132,000 and $80,000 were paid to an attorney who acts as general counsel and Secretary for the Company and the Parent.

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

         In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. The Company recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25. In April 2000, the 340,000 one year options were exercised for which they Company received cash payment of the par value and the balance in three-year promissory notes with interest at 6.2%.

         Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6 --STOCK OPTIONS--CONTINUED

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

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period, and since the options vested immediately, the Company's pro forma disclosure recognizes expense upon issuance of the options. No pro forma information is provided for 2000 as no options were granted during 2000. The Company's pro forma information follows:

                                          1999                      1998
                                          ----                      ----
         Pro forma net loss              $(958,759)                $(209,039)
                                         ==========                ==========
         Pro forma loss per share          $(.28)                    $(.06)
                                         ==========                ==========

         A summary of the Company's stock option activity, and related information for the options issued in 1999, 1998, 1996 and 1995 follows:


                                                   2000                          1999                           1998
                                                   ----                          ----                           ----
                                                     WEIGHTED-AVERAGE               WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                           OPTIONS    EXERCISE PRICE       OPTIONS   EXERCISE PRICE       OPTIONS    EXERCISE PRICE
                                           -------    --------------       -------   --------------       -------    --------------
Outstanding-beginning of year              809,500                          19,500                         29,000
Granted                                        ---                         800,000       $1.25             10,000        $2.25
Cancellations                                  ---                             ---                         (5,000)        4.75
Exercised                                 (340,000)       $1.25                ---                            ---
Expired                                     (4,500)        1.50            (10,000)       3.50            (14,500)        1.50
                                           -------                         -------                         ------
Outstanding-end of year                    465,000                         809,500                         19,500
                                           =======                         =======                         ======

Outstanding and exercisable
   at end of year
   April 1999 options                      460,000         1.25            800,000        1.25                ---
November 1995 options                          ---                           4,500        1.50              4,500         1.50
   August 1996 and June 1998 options         5,000        2 .25              5,000        2.25             10,000         2.25
   August 1996 options                         ---                             ---                          5,000         4.75
                                          --------                         -------                         ------
                                           465,000                         809,500                         19,500
                                          ========                         =======                         ======
Weighted-average fair value of
   options granted during the year          $ --                            $.59                            $.79
                                            ====                            ====                            ====
                                         F-16

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6 --STOCK OPTIONS--CONTINUED

         The remaining contractual life at December 31, 2000 is 3.3 years for 460,000 options issued in April 1999 and 2.4 years for the 5,000 options issued in June 1998.

         The Company has 765,000 shares reserved for future issuance, including:
5,000 shares under the 1995 plan; 460,000 shares under the 1999 plan and 300,000 shares for underwriter options.

NOTE 7--COMMON STOCK

         Pursuant to a 1996 public offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters overallotment option, and 2,300,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining options expired. During 2000, approximately 170,000 warrants were exercised with net proceeds to the Company of approximately $765,000. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8--COMMITMENTS

         The Company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 2000 are approximately:
2001-$252,000; 2002-$233,000; 2003-$198,000; 2004-$100,000; thereafter-$17,000.
Total rent expense was approximately $218,000, $173,000 and $49,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Effective January 1, 1997, the Company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The Company has made no contributions under this plan as of December 31, 2000.

NOTE 9--REPURCHASE OF COMMON STOCK

         In September 2000, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices. The Company repurchased and cancelled approximately 77,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000.

NOTE 10--CAPITAL EXPENDITURES

        Capital expenditures were as follows:
                                              2000        1999         1998
                                              ----        ----         ----
                                          $1,933,000   $1,203,000    $1,149,000
                                          ==========   ==========    ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 11--PROPOSED MERGER AND ACQUISITION

         On October 20, 1999, the Company entered into an Agreement and Plan of Merger with MainStreet IPO.com Inc. ("MainStreet") and its wholly-owned subsidiary, MainStreet Acquisition Inc. In August 2000, the Company terminated the proposed merger as a result of MainStreet's failure to satisfy conditions contemplated by the merger agreement.

NOTE 12--LOAN TO MAINSTREET

         In July 2000, the Company loaned $140,000 to MainStreet pursuant to a one year convertible promissory note secured by 300,000 shares of Linux Global Partners owned by MainStreet. The note bore interest at prime plus 1/2% payable at the earlier of failure of the Company's shareholders to approve its proposed merger with MainStreet before November 1, 2000 or at maturity on July 11, 2001. Since the proposed merger with MainStreet terminated, the $140,000 loan with $4,356 of accrued interest to November 1, 2000 matured on that date. MainStreet defaulted in payment and the Company acquired the 300,000 shares of Linux Global Partners which secured the loan. See Note 11.

                                                               EXHIBIT 21


                                  SUBSIDIARIES



                                              Jurisdiction of   Percentage Owned
Subsidiaries                                   Incorporation     by Registrant

DCA Medical Services, Inc.                     Florida             100%
DCA of SO. GA., LLC                            Delaware             70%
DCA of Vineland, LLC                           New Jersey           51%
Dialysis Services of NJ, Inc.-
                     Manahawkin                New Jersey           80%
Dialysis Services of NJ, Inc. -
                     Toms River*               New Jersey           80%
Dialysis Services of PA, Inc. - Carlisle       Pennsylvania         80%
Dialysis Services of PA, Inc. - Chambersburg   Pennsylvania         80%
Dialysis Services of PA, Inc. - Lemoyne        Pennsylvania        100%
Dialysis Services of PA, Inc. - Wellsboro      Pennsylvania        100%
Renal Services of Pa., Inc.*                   Pennsylvania        100%
DCA of Homerville, LLC                         Delaware            100%
DCA of Fitzgerald, LLC                         Georgia             100%


* inactive.

                                                                   EXHIBIT 23(i)


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 33-80877-a) of Dialysis Corporation of America and in the related Prospectus of our report dated March ___, 2001, with respect to the consolidated financial statements and schedule of Dialysis Corporation of America as of and for the year ended December 31, 1998 included in this Annual Report (Form 10-K) for the year ended December 31, 2000.

                                          /s/ ERNST & YOUNG LLP


March ___, 2001
Miami, Florida

                                                                  EXHIBIT 23(ii)


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


         We consent to the incorporation by reference in the Registration Statement (Form S-3, No. 33-80877-a) of Dialysis Corporation of America and in the related Prospectus of our report dated March 9, 2001, with respect to the consolidated financial statements of Dialysis Corporation of America included in its Annual Report (Form 10-K) for the two years ended December 31, 2000 and 1999, filed with the Securities and Exchange Commission.

                                          /s/ WISS & COMPANY, LLP


March 28, 2001
Livingston, New Jersey