Form 10-Q
period 2001-03-31
DIALYSIS CORP OF AMERICA
filed 2001-05-14
CIK 201653

FORM 10--Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ---------

Commission file number 0-8527

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,912,844 shares as of April 30, 2001.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2001 and March 31, 2000 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months ended March 31, 2001 and March 31, 2000.

     2) Consolidated Condensed Balance Sheets as of March 31, 2001 and December 31, 2000.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000.

     4)  Notes to Consolidated Condensed Financial Statements as of March 31,
         2001.

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

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2001         2000
                                                        ----         ----
Revenues:
  Medical service revenue                            $3,796,149   $1,691,510
  Interest and other income                             123,917       98,854
                                                     ----------   ----------
                                                      3,920,066    1,790,364

Cost and expenses:
  Cost of medical services                            2,460,359    1,130,308
  Selling, general and administrative expenses        1,211,857      855,748
  Interest expense                                       38,912       16,497
                                                     ----------   ----------
                                                      3,711,128    2,002,553

Income (loss) before income taxes and
   equity in affiliate loss                             208,938     (212,189)

Income tax provision                                     17,821       16,696
                                                     ----------   ----------

Income (loss) before equity in affiliate loss           191,117     (228,885)

Equity in affiliate loss                                (41,155)         ---
                                                     ----------   ----------

Net income (loss)                                    $  149,962   $ (228,885)
                                                     ==========   ==========

Earnings (loss) per share:
  Basic                                                 $.04         $(.06)
                                                        ====         =====
  Diluted                                               $.04         $(.06)
                                                        ====         =====

See notes to consolidated condensed financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                                                         2001         2000(A)
                                                       ---------   ------------
                                                      (Unaudited)
                  ASSETS
Current assets:
  Cash and cash equivalents                          $     8,013   $   793,666
  Accounts receivable, less allowance
   of $350,000 at March 31, 2001;
   $306,000 at December 31, 2000                       2,562,061     1,692,592
  Note receivable from parent                          2,200,000     2,200,000
  Inventories                       429,510              334,127
  Prepaid expenses and other current assets              629,587       468,001
                                                     -----------   -----------
          Total current assets                         5,829,171     5,488,386

Property and equipment:
  Land                                                   376,211       376,211
  Buildings and improvements                           2,215,579     2,207,447
  Machinery and equipment                              2,992,284     2,914,010
  Leasehold improvements                               1,747,235     1,720,625
                                                     -----------   -----------
                                                       7,331,309     7,218,293
  Less accumulated depreciation and amortization       2,230,919     2,048,148
                                                     -----------   -----------
                                                       5,100,390     5,170,145
Advances to parent                                       349,425       414,339
Deferred expenses and other assets                       208,616       104,512
                                                     -----------   -----------
                                                     $11,487,602   $11,177,382
                                                     ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   471,535   $   553,704
  Accrued expenses                                     1,033,462       689,600
  Current portion of long-term debt                      256,917       295,031
  Income taxes payable                                   100,438        81,451
                                                     -----------   -----------
          Total current liabilities                    1,862,352     1,619,786

Long-term debt, less current portion                   1,736,267     1,755,228
Minority interest in subsidiaries                          3,060         3,060

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   3,912,844 shares at March 31, 2001 and
   3,979,844 shares at December 31, 2000                  39,128        39,798
  Capital in excess of par value                       5,220,908     5,283,585
  Retained earnings                                    3,047,487     2,897,525
  Notes receivable from options exercised               (421,600)     (421,600)
                                                     -----------   -----------
          Total stockholders' equity                   7,885,923     7,799,308
                                                     -----------   -----------
                                                     $11,487,602   $11,177,382
                                                     ===========   ===========

(A) Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission in March 2001.

See notes to consolidated financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                          -----------------
                                                          2001         2000
                                                          ----         ----
Operating activities:
  Net income (loss)                                  $   149,962   $  (228,885)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation                                        182,771       142,675
     Amortization                                            583           583
     Bad debt expense                                     73,371        42,531
     Equity in affiliate loss                             41,155           ---
     Increase (decrease) relating to operating
      activities from:
       Accounts receivable                              (942,840)      (67,558)
       Inventories                                       (95,383)       (5,480)
       Prepaid expenses and other current assets        (161,586)      156,992
       Accounts payable                                  (82,169)     (138,100)
       Accrued expenses                                  343,862        42,670
       Income tax payable                                 18,987           ---
                                                     -----------   -----------
          Net cash used in operating activities         (471,287)      (54,572)

Investing activities:
  Additions to property and equipment, net of
   minor disposals                                      (113,016)     (297,843)
  Loan to parent                                             ---    (2,000,000)
  Loan to subsidiary medical director practice           (20,000)          ---
  Investment in affiliate                               (123,011)          ---
  Deferred expenses and other assets                      (2,831)         (250)
                                                     -----------   -----------
          Net cash used in investing activities         (258,858)   (2,298,093)

Financing activities:
  Decrease (increase) in advances to parent               64,914       (75,958)
  Repurchase of stock                                    (63,347)          ---
  Payments on long-term debt                             (57,075)      (46,629)
  Exercise of warrants                                       ---       712,215
                                                     -----------   -----------
          Net cash (used in) provided by
          financing activities                           (55,508)      589,628

Decrease in cash and cash equivalents                   (785,653)   (1,763,037)

Cash and cash equivalents at beginning of period         793,666     3,659,390
                                                     -----------   -----------

Cash and cash equivalents at end of period           $     8,013   $ 1,896,353
                                                     ===========   ===========

See notes to consolidated condensed financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

      The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 61.6% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2001         2000
                                                        ----         ----
     Rental income                                   $  41,545     $  38,492
     Interest income from Medicore                      58,697        28,188
     Other interest income                              13,185        27,240
     Other income                                       10,490         4,934
                                                     ---------     ---------
                                                     $ 123,917     $  98,854
                                                     =========     =========

Earnings (Loss) per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2001 or for the same period of the preceding year, as a result of exercise prices, and for 2000 the net loss, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2001         2000
                                                        ----         ----
     Net income (loss)                               $ 149,962     $ (228,885)
                                                     =========     ==========

     Weighted average shares                         3,979,844

3,582,080
                                                     =========      =========

     Earnings (loss) per share:
     Basic                                             $.04           $(.06)
                                                       ====           =====
     Diluted                                           $.04           $(.06)
                                                       ====           =====

     The Company has various potentially dilutive securities, including stock options and warrants. See Notes 6 and 7.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) for the three months ended March 31, 2001, and for the same period of the preceding year.

New Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. Since the Company does not presently utilize derivative financial instruments, the adoption of FAS 133 has had no effect on its results of operations, financial position or cash flows.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months ended March 31, 2001 and March 31, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary
to present fairly the earnings for such periods.   Operating results for the
three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 2000.

NOTE 3--LONG-TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $85,000 and $93,000 at March 31, 2001 and December 31, 2000, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $107,000 and $117,000 at March 31, 2001 and December 31, 2000, respectively.

     The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $700,000 at March 31, 2001 and December 31, 2000.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

     The Company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2005.
Financing under this agreement represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,101,000 and $1,140,000 at March 31, 2001 and December 31, 2000,
respectively.

     In April 2001, the Company obtained a $788,000 five-year mortgage through April 1, 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May, 2001, with a balloon payment and any unpaid interest due April 2006.

     The prime rate was 8% as of March 31, 2001 and 9.5% as of December 31, 2000.

     Interest payments on long-term debt amounted to approximately $26,000 for the three months ended March 31, 2001 and $10,000 for the same period of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

     Income tax payments (refunds) amounted to approximately $1,000 for the three months ended March 31, 2001 and ($109,000) for the same period of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

      The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 for the three months ended March 31, 2001, and for the same period of the preceding year.

     The Company had an intercompany advance receivable from the Parent of approximately $349,000 and $414,000 at March 31, 2001 and December 31, 2000, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approxi-mately $4,000 for the three months ended March 31, 2001 and $1,000 for the same period of the preceding year. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to April 1, 2002; therefore, the advance has been classified as long-term at March 31, 2001.

     On January 27, 2000, the Company's Parent acquired a 6% interest in Linux Global Partners ("LGP"), a private holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. The Parent obtained an option to acquire an additional 2% interest in conjunction with loaning $500,000 more to LGP, which 2% interest it acquired and additional loan it made on March 27, 2000.  The loans were originally scheduled to mature January 26, 2001.  On August 9, 2000, the Parent loaned
LGP an additional $200,000 with an annual interest rate of 10% originally scheduled to mature in 30 days with the maturity having been extended. To assist LGP in achieving its long-term investment objectives, the Company's Parent agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. Additionally, LGP has agreed to repay all monies owed to the Parent prior to any other use of its private
placement proceeds if the Parent chooses not to convert the loans.    The
Parent borrowed the funds it utilized for the loans from the Company with an annual interest rate of 10%. The maturity of the Company's notes receivable from the

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            March 31, 2001
                              (Unaudited)

NOTE 5--TRANSACTIONS WITH PARENT--Continued

Parent have also been extended to June 30, 2001. Interest income on the notes receivable from the Parent, which have the same terms as the Parent's loans to LGP, amounted to approximately $54,000 for the three months ended March 31, 2001 and $27,000 for the same period of the preceding year. Interest receivable on the note from the Parent amounted to approximately $240,000 at March 31, 2001 and $186,000 at December 31, 2000 and is included in prepaid expenses and other current assets. In January 2000, the Parent issued options to purchase 150,000 shares of its common stock as a finder's fee in conjunction with the Parent's investment in LGP. On May 14, 2001, our Parent received $215,500 from LGP as repayment of the $200,000 loan with $15,500 of accrued interest, which the Parent is repaying to us.

NOTE 6--STOCK OPTIONS

     In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year promissory notes with the interest at 6.2%. On January 2, 2001 the Company's board of directors granted to the Company's president a five-year option for 165,000 shares exercisable at $1.25 per share with 33,000 options vesting January 2001 and 33,000 options vesting January 1 for each of the next 4 years.

NOTE 7--COMMON STOCK

     Pursuant to a 1996 public offering, 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters over-allotment option, and 2,300,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining options expired. During 2000, approximately 170,000 warrants were exercised with net proceeds to the Company of approximately $765,000. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8--REPURCHASE OF COMMON STOCK

     In September 2000, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices. The Company repurchased and cancelled approximately 77,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000 and repurchased and cancelled an additional 67,000 shares in the first quarter of 2001 at a cost of approximately $63,000.

NOTE 9--COMMITMENTS AND CONTINGENCIES

     The Company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of March 31, 2001.

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

     Our growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate areas, and our ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within our budget. Our ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues to negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. We opened our sixth center in Vineland, New Jersey in February, 2000 and two centers in Georgia in November 2000. We have begun development of two additional centers in Georgia. A center in Ohio which we manage and in which we hold a minority interest (40%) opened in February 2001. There is no certainty as to when the new centers will commence operations, or the number of stations or patient treatments which will result, or if the centers will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

Results of Operations

     Medical service revenues increased approximately $2,105,000 (124%) for the three months ended March 31, 2001 compared to the same period of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $381,000, increased revenues of approxi-mately $630,000 for our New Jersey centers, and revenues of approximately $1,094,000 for our new Georgia centers in Valdosta and Homerville, Georgia. Although the operations of new centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Interest and other income increased by approximately $25,000 for the three months ended March 31, 2001 compared to the same period of the preceding year. This increase includes an increase of $31,000 in interest from our Parent, including interest on a note receivable and an advance receivable, interest on stock option notes receivable of $6,000 and a net decrease in other interest income of $12,000 as a result of a reduction in invested funds. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services sales as a percentage of sales decreased to 65% for the three months ended March 31, 2001 compared to 67% for the same period of the preceding year, reflecting a decrease in healthcare salaries as a percentage of sales which more than offset a small increase in supply costs as a percentage of sales.

     Selling, general and administrative expenses increased by approximately $356,000 (42%) for the three months ended March 31, 2001 compared to the same period of the preceding year. This increase reflected operations of our new dialysis centers in Georgia, as well as increased support activities resulting from expanded operations. Selling general and administrative expenses as a percent of medical service revenues amounted to 32% for the three months ended March 31, 2001, and 51% the same period for the preceding year.

     Interest expense increased by approximately $22,000 for the three months ended March 31, 2001 compared to the same period of the preceding year primarily as a result of additional equipment financing agreements and the Vineland loan.

Liquidity and Capital Resources

     Working capital totaled $3,967,000 at March 31, 2001, which reflected an increase of approximately $98,000 (3%) during the three months ended March 31, 2001. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $786,000, which included net cash used in operating activities of $471,000, net cash used in investing activities of $259,000 (including additions to property and equipment of $113,000, and investment in the Company's 40% owned Ohio affiliate of $123,000), and net cash used in financing activities of $56,000 (including a decrease in advances to our Parent of $64,000, debt repayments of $57,000 and repurchases of stock of $63,000).

     We opened our sixth center in Vineland, New Jersey in February, 2000, and our seventh and eighth centers in Georgia in November, 2000. A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001.

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. We presently plan to expand our operations through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion requires capital. We have begun development of two new Georgia centers, one located in Fitzgerald, and another in Valdosta, which is our second Valdosta center. We are presently in different phases of negotia-tions with physicians for additional outpatient centers. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

     In January 2000, we loaned $1,500,000 to our parent, Medicore, Inc., at an annual interest rate of 10%, with the loan and accrued interest originally scheduled to be repaid on January 26, 2001. Our parent utilized this loan to fund a loan by it to Linux Global Partners, which invests in Linux software companies, in conjunction with which our parent acquired a 6% ownership interest in Linux, which increased to 8% in March, 2000, for which increase our parent borrowed an additional $500,000 from us on the same terms as the original loan to fund a loan of the same amount to Linux Global Partners. On August 9, 2000, our parent borrowed an additional $200,000 at 10% interest, which additional funds it loaned to Linux Global Partners on the same terms. Medicore extended the maturity of the loans to Linux Global Partners to June 30, 2001 for additional consideration from Linux Global Partners. The maturity of the company's loans to the parent have been similarly extended. On May 14, 2001, our Parent received from Linux Global Partners $215,500 as repayment of the $200,000 loan with accrued interest, which our Parent is repaying to us. See Note 5 to "Notes to Consolidated Condensed Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of our company and our parent, of which company he is also the President, is a director of Linux Global Partners.

     In September, 2000, the company announced its intent to repurchase up to approximately 300,000 of its outstanding shares. As of March 31, 2001, approximately 144,000 shares have been repurchased for cancellation at a cost of $128,000. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

     We have mortgages on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $192,000 at March 31, 2001 and $210,000 at December 31, 2000. In April 2001,
we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,101,000 at March 31, 2001 and $1,140,000 at December 31, 2000. We through our subsidiary, DCA of Vineland, LLC, have a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on our real property in Easton, Maryland. This loan had an outstanding balance of $700,000 as of March 31, 2001 and December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

                             PART II -- OTHER INFORMATION
                             -------    -----------------

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

     (a)  Exhibits

          Part I Exhibits

          None

          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          (i)  March 5, 2001, "Item 5. Other Events" re: subsidiary lease.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIALYSIS CORPORATION OF AMERICA

                                     /s/ Daniel R. Ouzts

                                  By:---------------------------------------
                                     DANIEL R. OUZTS, Vice President/Finance
                                     Controller and Chief Financial Officer

Dated: May 14, 2001