Form 10-Q
period 2001-06-30
DIALYSIS CORP OF AMERICA
filed 2001-08-13
CIK 201653

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527

                         DIALYSIS CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                                        59-1757642
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

  1344 Ashton Road, Hanover, Maryland                                   21076
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                                 (410) 694-0500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X] or No [ ]

Common Stock Outstanding

         Common Stock, $.01 par value - 3,912,844 shares as of July 31, 2001.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                      INDEX

PART I  -- FINANCIAL INFORMATION
------     ---------------------

         The Consolidated Condensed Statements of Operations (Unaudited) for the three months and six months ended June 30, 2001 and June 30, 2000 include the accounts of the Registrant and its subsidiaries.

Item 1.    Financial Statements
------     --------------------

           1) Consolidated Condensed Statements of Operations for the three months and six months ended June 30, 2001 and June 30, 2000.

           2) Consolidated Condensed Balance Sheets as of June 30, 2001 and December 31, 2000.

           3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2001 and June 30, 2000.

           4) Notes to Consolidated Condensed Financial Statements as of June 30, 2001.

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


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                       --------------------------    --------------------------
                                                          2001           2000           2001           2000
                                                          ----           ----           ----           ----
Revenues:
    Medical service revenue                            $ 4,299,145    $ 2,073,719    $ 8,095,294    $ 3,765,229
    Interest and other income                              140,209        133,088        264,126        231,942
                                                       -----------    -----------    -----------    -----------
                                                         4,439,354      2,206,807      8,359,420      3,997,171
Cost and expenses:
    Cost of medical services                             2,803,140      1,320,529      5,263,499      2,450,837
    Selling, general and administrative expenses         1,407,867        890,517      2,619,724      1,746,265
    Interest expense                                        58,842         18,772         97,754         35,269
                                                       -----------    -----------    -----------    -----------
                                                         4,269,849      2,229,818      7,980,977      4,232,371
                                                       -----------    -----------    -----------    -----------

Income (loss) before income taxes, minority interest
  and equity in affiliate loss                             169,505        (23,011)       378,443       (235,200)

Income tax provision                                        62,303         24,101         80,124         40,797
                                                       -----------    -----------    -----------    -----------

Income (loss) before minority interest and equity in
  affiliate loss                                           107,202        (47,112)       298,319       (275,997)

Minority interest in (income) loss of consolidated
  subsidiaries                                             (48,453)        14,218        (48,453)        14,218

Equity in affiliate loss                                    (5,236)            --        (46,391)            --
                                                       -----------    -----------    -----------    -----------

         Net income (loss)                             $    53,513    $   (32,894)   $   203,475    $  (261,779)
                                                       ===========    ===========    ===========    ===========

Earnings (loss) per share:
    Basic                                              $       .01    $      (.01)   $       .05    $      (.07)
                                                       ===========    ===========    ===========    ===========
    Diluted                                            $       .01    $      (.01)   $       .05    $      (.07)
                                                       ===========    ===========    ===========    ===========


           See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                               June 30,      December 31,
                                                                 2001           2000(A)
                                                             ------------    ------------
                                     ASSETS                  (Unaudited)
Current assets:
  Cash and cash equivalents                                  $  3,021,164    $    793,666
  Accounts receivable, less allowance
   of $413,000 at June 30, 2001;
   $306,000 at December 31, 2000                                2,829,163       1,692,592
  Notes receivable from parent                                         --       2,200,000
  Inventories                                                     468,670         334,127
  Prepaid expenses and other current assets                       380,956         468,001
                                                             ------------    ------------
         Total current assets                                   6,699,953       5,488,386

Property and equipment:
  Land                                                            376,211         376,211
  Buildings and improvements                                    2,219,410       2,207,447
  Machinery and equipment                                       3,130,170       2,914,010
  Leasehold improvements                                        1,850,710       1,720,625
                                                             ------------    ------------
                                                                7,576,501       7,218,293
  Less accumulated depreciation and amortization                2,419,676       2,048,148
                                                             ------------    ------------
                                                                5,156,825       5,170,145
Advances to parent                                                301,769         414,339
Deferred expenses and other assets                                369,564         104,512
                                                             ------------    ------------
                                                             $ 12,528,111    $ 11,177,382
                                                             ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $    475,731    $    553,704
  Accrued expenses                                              1,208,814         689,600
  Current portion of long-term debt                               370,435         295,031
  Income taxes payable                                             76,291          81,451
                                                             ------------    ------------
         Total current liabilities                              2,131,271       1,619,786

Long-term debt, less current portion                            2,405,891       1,755,228
Minority interest in subsidiaries                                  51,513           3,060

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares; issued and outstanding
   3,912,844 shares at June 30, 2001 and
   3,979,844 shares at December 31, 2000                           39,128          39,798
  Capital in excess of par value                                5,220,908       5,283,585
  Retained earnings                                             3,101,000       2,897,525
  Notes receivable from options exercised                        (421,600)       (421,600)
                                                             ------------    ------------
         Total stockholders' equity                             7,939,436       7,799,308
                                                             ------------    ------------
                                                             $ 12,528,111    $ 11,177,382
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     2001           2000
                                                                     ----           ----
Operating activities:
   Net income (loss)                                             $   203,475    $  (261,779)
   Adjustments to reconcile net loss to net cash used
         in operating activities:
   Depreciation                                                      371,526        286,930
   Amortization                                                        1,744          1,166
   Bad debt expense                                                  195,053        100,298
   Equity in affiliate loss                                           46,391             --
   Minority interest                                                  48,453        (14,218)
   Increase (decrease) relating to operating activities from:
      Accounts receivable                                         (1,331,624)      (647,158)
      Inventories                                                   (134,543)       (62,152)
      Prepaid expenses and other current assets                      (57,262)         9,459
      Accounts payable                                               (77,973)       (46,593)
      Accrued expenses                                               519,214         88,333
      Income tax payable                                              (5,160)        47,236
                                                                 -----------    -----------
         Net cash used in operating activities                      (220,706)      (498,478)

Investing activities:
   Additions to property and equipment, net of minor disposals      (285,306)      (465,193)
   Decrease (increase) in notes receivable from parent             2,200,000     (2,000,000)
   Decrease in loan to subsidiary medical director practice            5,000             --
   Investment in affiliate                                          (152,810)            --
   Sale of minority interest in subsidiaries                              --        206,000
   Deferred expenses and other assets                                 (9,498)         9,938
                                                                 -----------    -----------
         Net cash provided by (used in) investing activities       1,757,386     (2,249,255)

Financing activities:
   Decrease (increase) in advances to parent                         112,570       (181,843)
   Repurchase of stock                                               (63,347)            --
   Long-term borrowings                                              787,500             --
   Payments on long-term borrowings                                 (134,333)       (83,721)
   Exercise of warrants and stock options                                 --        730,577
   Deferred financing costs                                          (11,572)            --
                                                                 -----------    -----------
         Net cash provided by financing activities                   690,818        465,013
                                                                 -----------    -----------

Increase (decrease) in cash and cash equivalents                   2,227,498     (2,282,720)

Cash and cash equivalents at beginning of period                     793,666      3,659,390
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 3,021,164    $ 1,376,670
                                                                 ===========    ===========


           See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

Interest and Other Income

         Interest and other income is comprised as follows:

                                            Three Months Ended      Six Months Ended
                                                 June 30,              June 30,
                                                 --------              --------
                                              2001       2000       2001       2000
                                              ----       ----       ----       ----
            Rental income                   $ 41,540   $ 39,815   $ 83,085   $ 78,307
            Interest income from Medicore     58,984     52,571    117,681     80,759
            Other interest income              2,896     29,746     16,081     56,986
            Management fee income             31,834         --     38,248         --
            Other income                       4,955     10,956      9,031     15,890
                                            --------   --------   --------   --------
                                            $140,209   $133,088   $264,126   $231,942
                                            ========   ========   ========   ========

Earnings (Loss) per Share

         Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 2001 or for the same periods of the preceding year, as a result of exercise prices, and for 2000 the net loss, and to include them would be anti-dilutive.

         Following is a reconciliation of amounts used in the basic and diluted computations:

                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                                 --------                   --------
                                            2001         2000          2001         2000
                                            ----         ----          ----         ----
            Net income (loss)            $   53,513   $  (32,894)   $  203,475   $ (261,779)
                                         ==========   ==========    ==========   ==========

            Weighted average shares       3,912,844    3,996,164     3,920,540    3,789,464
                                         ==========   ==========    ==========   ==========

            Earnings (loss) per share:
            Basic                        $      .01   $     (.01)   $      .05   $     (.07)
                                         ==========   ==========    ==========   ==========
            Diluted                      $      .01   $     (.01)   $      .05   $     (.07)
                                         ==========   ==========    ==========   ==========

         The Company has various potentially dilutive securities, including stock options and warrants. See Notes 6 and 7.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Income (Loss)

         Comprehensive income (loss) consists of net income (loss) for the three months and six months ended June 30, 2001, and for the same periods of the preceding year.

Revenue Recognition

         The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Medical service revenues are recorded as services are rendered.

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

NOTE 2--INTERIM ADJUSTMENTS

         The financial summaries for the three months and six months ended June 30, 2001 and June 30, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 2000.

NOTE 3--LONG-TERM DEBT

         In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $77,000 and $93,000 at June 30, 2001 and December 31, 2000, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $97,000 and $117,000 at June 30, 2001 and December 31, 2000, respectively.

         The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $700,000 at June 30, 2001 and December 31, 2000.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 3--LONG-TERM DEBT--Continued

         The Company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2005. Additional financing of $73,000 and $34,000 during the six months ended June 30, 2001 and June 30, 2000, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,119,000 and $1,140,000 at June 30, 2001 and December 31, 2000, respectively.

         In April 2001, the Company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May, 2001, with a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the Company's Parent. The remaining principal balance under this mortgage amounted to approximately $784,000 at June 30, 2001.

         The prime rate was 6.75% as of June 30, 2001 and 9.5% as of December 31, 2000.

         Interest payments on long-term debt amounted to approximately $44,000 and $86,000 for the three months and six months ended June 30, 2001 and $11,000 and $21,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

         Income tax payments (refunds) amounted to approximately $86,000 and $87,000 for the three months and six months ended June 30, 2001 and ($109,000) for the six months ended June 30, 2000 with no payments or refunds during the second quarter of 2000.

NOTE 5--TRANSACTIONS WITH PARENT

         The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 2001, and for the same periods of the preceding year.

         The Company had an intercompany advance receivable from the Parent of approximately $302,000 and $414,000 at June 30, 2001 and December 31, 2000, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $4,000 and $9,000 for the three months and six months ended June 30, 2001 and $3,000 and $4,000 for the same periods of the preceding year. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to July 1, 2002; therefore, the advance has been classified as long-term at June 30, 2001.

         On January 27, 2000, the Company's Parent acquired a 6% interest in Linux Global Partners ("LGP"), a private holding company investing in Linux software companies, and loaned LGP $1,500,000 with a 10% annual interest rate. The Parent obtained an option to acquire an additional 2% interest in conjunction with loaning $500,000 more to LGP, which 2% interest it acquired and additional loan it made on March 27, 2000. The loans were originally scheduled to mature January 26, 2001. On August 9, 2000, the Parent loaned LGP an

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


NOTE 5--TRANSACTIONS WITH PARENT--Continued

additional $200,000 with an annual interest rate of 10% originally scheduled to mature in 30 days with the maturity having been extended. To assist LGP in achieving its long-term investment objectives, the Company's Parent agreed to extend the maturity of its notes receivable from LGP to June 30, 2001 for additional consideration consisting of 400,000 additional shares of LGP stock and the right to convert all or part of the loans into Convertible Preferred A shares of LGP with the same terms and conditions as a private placement of its securities in process by LGP. The Company's Parent transferred 100,000 of the additional shares of LGP stock to the Company which increased the Company's ownership in LGP to 400,000 shares. Additionally, LGP agreed to repay all monies owed to the Parent prior to any other use of its private placement proceeds if the Parent chooses not to convert the loans. The Parent borrowed the funds it utilized for the loans from the Company with an annual interest rate of 10%. The maturity of the Company's notes receivable from the Parent were also extended to June 30, 2001. Interest income on the notes receivable from the Parent, which have the same terms as the Parent's loans to LGP, amounted to approximately $55,000 and $109,000 for the three months and six months ended June 30, 2001 and $50,000 and $77,000 for the same periods of the preceding year. Interest receivable on the note from the Parent of approximately $186,000 at December 31, 2000 was included in prepaid expenses and other current assets at December 31, 2000. In January 2000, the Parent issued options to purchase 150,000 shares of its common stock as a finder's fee in conjunction with the Parent's investment in LGP. In May 2001, our Parent received $215,500 from LGP as repayment of the $200,000 loan with $15,500 of accrued interest, which the Parent repaid to us. In June 2001, our Parent repaid to us the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

NOTE 6--STOCK OPTIONS

         In June, 1998, an option was granted under a now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003.

         In April 1999, the Company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which the Company received cash payment of the par value and the balance in three-year promissory notes with the interest at 6.2%. On January 2, 2001 the Company's board of directors granted to the Company's president a five-year option for 165,000 shares exercisable at $1.25 per share with 33,000 options vested January 2001 and 33,000 options vesting January 1 for each of the next four years.

NOTE 7--COMMON STOCK

         Pursuant to a 1996 public offering, 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters' overallotment option, and 2,300,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining options expired. During 2000, approximately 170,000 warrants were exercised with net proceeds to the Company of approximately $765,000. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through their expiration April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they were exercisable at $5.40 per share. The underwriters' options expired unexercised.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


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

NOTE 9--COMMITMENTS AND CONTINGENCIES

         The Company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of June 30, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------


Forward-Looking Information

         The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the future of the Company's growth and operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond our control. These cautionary statements are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors"
section included in the Company's Registration Statement Form SB-2, as filed with the Securities and Exchange Commission (effective April 17, 1996), and Form S-3, effective July 1, 1999, and as amended or supplemented. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which the Company undertakes no obligation to revise to reflect events after the date made.

         Essential to the Company is Medicare reimbursement which is a fixed rate determined by the Health Care Financing Administration ("HCFA"). The level of the Company's revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment reimbursement rates, which usually remain fixed and have decreased over the years, but have increased minimally in 2001. There also may be reductions in commercial third-party reimbursement rates.

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

         Our growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate areas, and our ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within our budget. Our ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues to negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. We opened our sixth center in Vineland, New Jersey in February, 2000 and two centers in Georgia in November 2000. We commenced treating patients in our new dialysis center in Fitzgerald, Georgia the first week in August, 2001, with full operations subject to receipt of our Medicare provider number. We are developing an additional center in Valdosta, Georgia, which is expected to open in the third quarter of 2001. We are in the planning stages for an additional

Pennsylvania center. A center in Ohio which we manage and in which we hold a minority interest (40%) opened in February 2001. There is no certainty as to when the new centers will commence operations, or the number of stations or patient treatments which will result, or if the centers will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

Results of Operations

         Medical service revenues increased approximately $2,225,000 (107%) and $4,330,000 (115%) for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $361,000 and $742,000, increased revenues of approximately $484,000 and $1,114,000 for our New Jersey centers, and revenues of approximately $1,380,000 and $2,474,000 for our new Georgia centers in Valdosta and Homerville. Although the operations of new centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to cover fixed operating costs.

         Interest and other income increased by approximately $7,000 and $32,000 for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year. This increase includes increases of $6,000 and $37,000 in interest from our Parent, including interest on a note receivable and an advance receivable, net decreases in other interest income of $27,000 and $41,000 as a result of a reduction in invested funds and management fee income of $32,000 and $38,000 pursuant to a Management Services Agreement with to the Company's 40% owned Toledo, Ohio affiliate. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

         Cost of medical services sales as a percentage of sales remained relatively stable amounting to 65% for the three months and six months ended June 30, 2001 compared to 64% and 65% for the same periods of the preceding year.

         Selling, general and administrative expenses increased by approximately $517,000 (58%) and $873,000 (50%) for the three months and six months June 30, 2001 compared to the same periods of the preceding year. This increase reflected operations of our new dialysis centers in Georgia, as well as increased support activities resulting from expanded operations. Selling general and administrative expenses as a percent of medical service revenues amounted to 33% and 32% for the three months and six months ended June 30, 2001, and 43% and 46% the same periods for the preceding year.

         Interest expense increased by approximately $40,000 and $62,000 for the three months and six months ended June 30, 2001 compared to the same periods of the preceding year primarily as a result of additional equipment financing agreements, the Vineland loan and the April 2001 Georgia mortgage.

Liquidity and Capital Resources

         Working capital totaled $4,569,000 at June 30, 2001, which reflected an increase of approximately $700,000 (18%) during the six months ended June 30, 2001. Included in the changes in components of working capital was an increase in cash and cash equivalents of $2,227,000, which included net cash used in operating activities of $221,000, net cash provided by investing activities of $1,757,000 (including additions to property and equipment of $285,000, investment in the Company's 40% owned Ohio affiliate of $153,000 and repayment to us by our Parent of $2,200,000 in loans), and net cash provided by financing activities of $691,000 (including a decrease in advances to our Parent of $113,000, debt repayments of $134,000, repurchases of stock of $63,000 and proceeds from our new Georgia mortgage of $788,000).

         We opened our sixth center in Vineland, New Jersey in February, 2000, our seventh and eighth centers in Georgia in November, 2000, and our ninth center in Fitzgerald, Georgia in August, 2001 (waiting for Medicare provider number to allow for full operations). In the third quarter of 2001, we are planning to open our tenth center, which is located inValdosta, Georgia, which is our second Valdosta center. We are in the planning stages for a center in Mechanicsburg, Pennsylvania. A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001.

         Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing revenue generating operation. We presently plan to expand our operations through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion requires capital. We are presently in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

         In January 2000, we loaned $1,500,000 to our Parent, at an annual interest rate of 10%, with the loan and accrued interest originally scheduled to be repaid on January 26, 2001. Our Parent utilized this loan to fund a loan by it to Linux Global Partners, which invests in Linux software companies, in conjunction with which our Parent acquired a 6% ownership interest in Linux, which increased to 8% in March, 2000, for which increase our parent borrowed an additional $500,000 from us on the same terms as the original loan to fund a loan of the same amount to Linux Global Partners. On August 9, 2000, our Parent borrowed an additional $200,000 at 10% interest, which additional funds it loaned to Linux Global Partners on the same terms. Medicore extended the maturity of the loans to Linux Global Partners to June 30, 2001 for additional consideration from Linux Global Partners. The maturity of the company's loans to our Parent were similarly extended. On May 14, 2001, Medicore received from Linux Global Partners $215,500 as repayment of the $200,000 loan with accrued interest, which our Parent repaid to us. In June 2001, our Parent repaid the remaining $2,000,000 in loans it owed to us along with approximately $279,000 accrued interest. See Note 5 to "Notes to Consolidated Condensed Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of our Company and our Parent, of which company he is also the President, is a director of Linux Global Partners.

         In September, 2000, we announced our intent to repurchase up to approximately 300,000 of our outstanding shares. As of June 30, 2001, approximately 144,000 shares have been repurchased for cancellation at a cost of $128,000. See Note 8 to "Notes to Consolidated Condensed Financial Statements."

         We have mortgages on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $174,000 at June 30, 2001 and $210,000 at December 31, 2000. In April 2001, we
obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia which had an outstanding principal balance of $784,000 at June 30, 2001. We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,119,000 at June 30, 2001 and $1,140,000 at December 31, 2000. Through our subsidiary, DCA of Vineland, LLC, we have a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on our real property in Easton, Maryland. This loan had an outstanding balance of $700,000 as of June 30, 2001 and December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------   ---------------------------------------------------

         We held our annual meeting of stockholders on May 23, 2001 in Hialeah, Florida relating to two matters, the election of six directors and approval of the amendment of our 1999 Stock Option Plan to increase the number of shares reserved for issuance. Proxies were not solicited, since our Parent, Medicore, Inc., owns 2,410,622 shares (61.6%) of our voting equity. Each nominee, Messrs. Thomas K. Langbein, Bart Pelstring, Stephen W. Everett, Robert W. Trause, Alexander Bienenstock, and Dr. David L. Blecker, were elected by a vote of 2,822,122 shares for and no votes withheld. The proposal to amend our 1999 Stock Option Plan to increase the number of shares reserved under that Plan from 800,000 to 1,500,000 was approved by a vote of 2,822,122 votes for and no votes against and no abstentions.

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

         (a)      Exhibits

                  Part I Exhibits

                           None

                  Part II Exhibits

                           (10)     Material Contracts

                                    (i)      Lease between the Company and
                                             Commons Office Research dated June
                                             11, 2001.
                                    (ii)     Lease between DCA of Mechanicsburg,
                                             LLC(1) and Pinnacle Health
                                             Hospitals dated July 24, 2001.

----------
(1) Wholly-owned subsidiary.

         (b)      Reports on Form 8-K

                  A Current Report was filed on June 14, 2001 with respect to "Item 5, Other Events," concerning a commercial loan agreement, promissory note and guarantee by our Parent.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIALYSIS CORPORATION OF AMERICA


                                     By: /s/ DANIEL R. OUZTS
                                         -------------------------------------
                                         DANIEL R. OUZTS, Vice President/Finance
                                         Controller and Chief Financial Officer

Dated: August 13, 2001

                                  EXHIBIT INDEX

(10)     Material Contracts

         (i) Lease between the Company and Commons Office Research dated June 11, 2001.
         (ii) Lease between DCA of Mechanicsburg, LLC and Pinnacle Health Hospitals dated July 24, 2001.