Form 10-Q
period 2001-09-30
DIALYSIS CORP OF AMERICA
filed 2001-11-13
CIK 201653

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission file number 0-8527

                        DIALYSIS CORPORATION OF AMERICA
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                  Florida                                  59-1757642
---------------------------------------------           ------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                       Identification No.)

  1344 Ashton Road, Hanover, Maryland                         21076
---------------------------------------                    ----------
(Address of principal executive offices)                   (Zip Code)

                               (410) 694-0500
          ---------------------------------------------------
          (Registrant's telephone number, including area code)

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

Yes [x] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,887,344 shares as of October 31, 2001.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                ------------------------------------------------

                                   INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Operations (Unaudited) for the three months and nine months ended September 30, 2001 and September 30, 2000 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Operations for the three months and nine months ended September 30, 2001 and September 30, 2000.

     2) Consolidated Condensed Balance Sheets as of September 30, 2001 and December 31, 2000.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 2001.

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

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001           2000
                                                ----           ----           ----           ----
Revenues:
  Medical service revenue                   $ 5,034,559    $ 2,267,691    $13,129,853    $ 6,032,920
  Interest and other income                     114,026        124,056        378,152        355,998
                                            -----------    -----------    -----------    -----------
                                              5,148,585      2,391,747     13,508,005      6,388,918

Cost and expenses:
  Cost of medical services                    3,166,574      1,445,669      8,430,073      3,896,506
  Selling, general and administrative
   expenses                                   1,643,102        904,186      4,262,826      2,650,451
  Interest expense                               52,385         19,080        150,139         54,349
                                            -----------    -----------    -----------    -----------
                                              4,862,061      2,368,935     12,843,038      6,601,306
                                            -----------    -----------    -----------    -----------

Income (loss) before income taxes,
   minority interest and equity in
   affiliate income (loss)                      286,524         22,812        664,967       (212,388)

Income tax provision                            154,071         19,620        234,195         60,417
                                            -----------    -----------    -----------    -----------

Income (loss) before minority interest and
   equity in affiliate loss                     132,453          3,192        430,772       (272,805)

Minority interest in (income) loss of
   consolidated subsidiaries                    (29,552)           ---        (78,005)        14,218

Equity in affiliate income (loss)                 4,738            ---        (41,653)           ---
                                            -----------    -----------    -----------    -----------

     Net income (loss)                      $   107,639    $     3,192    $   311,114    $  (258,587)
                                            ===========    ===========    ===========    ===========

Earnings (loss) per share:
   Basic                                       $.03           $---           $.08          $(.07)
                                               ====           ====           ====          =====
   Diluted                                     $.03           $---           $.08          $(.07)
                                               ====           ====           ====          =====

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,  December 31,
                                                                              2001         2000(A)
                                                                          -------------  ------------
                                                                           (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                                               $ 2,062,473    $   793,666
  Accounts receivable, less allowance of $448,000 at
   September 30, 2001; $306,000 at December 31, 2000                        3,682,567      1,692,592
  Notes receivable from parent                                                    ---      2,200,000
  Inventories                                                                 604,039        334,127
  Prepaid expenses and other current assets                                   553,373        468,001
                                                                          -----------    -----------
          Total current assets                                              6,902,452      5,488,386

Property and equipment:
  Land                                                                        376,211        376,211
  Buildings and improvements                                                2,226,856      2,207,447
  Machinery and equipment                                                   3,954,274      2,914,010
  Leasehold improvements                                                    2,127,889      1,720,625
                                                                          -----------    -----------
                                                                            8,685,230      7,218,293
  Less accumulated depreciation and amortization                            2,621,840      2,048,148
                                                                          -----------    -----------
                                                                            6,063,390      5,170,145
Goodwill                                                                      523,140            ---
Advances to parent                                                            249,974        414,339
Deferred expenses and other assets                                            305,920        104,512
                                                                          -----------    -----------
                                                                          $14,044,876    $11,177,382

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $   934,588    $   553,704
  Accrued expenses                                                          1,404,622        689,600
  Current portion of long-term debt                                           350,731        295,031
  Income taxes payable                                                        205,726         81,451
  Payable subsidiary minority interest acquisition                            300,000            ---
                                                                          -----------    -----------
          Total current liabilities                                         3,195,667      1,619,786

Long-term debt, less current portion                                        2,819,754      1,755,228
Minority interest in subsidiaries                                               4,205          3,060

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized 20,000,000 shares;
   issued and outstanding 3,896,244 shares at September 30, 2001
   and 3,979,844 shares at December 31, 2000                                   38,962         39,798
  Capital in excess of par value                                            5,199,249      5,283,585
  Retained earnings                                                         3,208,639      2,897,525
  Notes receivable from options exercised                                    (421,600)      (421,600)
                                                                          -----------    -----------
          Total stockholders' equity                                        8,025,250      7,799,308
                                                                          -----------    -----------
                                                                          $14,044,876    $11,177,382
                                                                          -----------    -----------

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

                    DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          ---------------------------
                                                                              2001         2000
                                                                              ----         ----
Operating activities:
  Net income (loss)                                                       $   311,114    $  (258,587)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation                                                               573,691        432,881
   Amortization                                                                 2,906          1,749
   Bad debt expense                                                           375,006        143,465
   Equity in affiliate loss                                                    41,653            ---
   Minority interest                                                           78,005        (14,218)
   Increase (decrease) relating to operating activities from:
    Accounts receivable                                                    (2,297,638)      (832,786)
    Inventories                                                              (269,912)       (59,121)
    Prepaid expenses and other current assets                                (221,652)       (74,623)
    Accounts payable                                                          380,884         (9,299)
    Accrued expenses                                                          743,505         99,153
    Income tax payable                                                        124,275         66,855
                                                                          -----------    -----------
          Net cash used in operating activities                              (158,163)      (504,531)

Investing activities:
  Additions to property and equipment, net of minor disposals                (931,036)      (897,542)
  Decrease (increase) in notes receivable from parent                       2,200,000     (2,200,000)
  Loans to subsidiary medical director practice                               (20,332)           ---
  Investment in affiliate                                                    (170,227)           ---
  Purchase of minority interest in subsidiary                                (300,000)           ---
  Sale of minority interest in subsidiaries                                       ---        206,000
  Increase in notes receivable                                                    ---       (140,000)
  Deferred expenses and other assets                                           (3,382)       (26,315)
                                                                          -----------    -----------
          Net cash provided by (used in) investing activities                 775,023     (3,057,857)

Financing activities:
  Decrease (increase) in advances to parent                                   164,365       (304,202)
  Repurchase of stock                                                         (85,172)           ---
  Long-term borrowings                                                        787,500            ---
  Payments on long-term borrowings                                           (203,174)      (112,280)
  Exercise of warrants and stock options                                          ---        730,577
  Deferred financing costs                                                    (11,572)           ---
                                                                          -----------    -----------
          Net cash provided by financing activities                           651,947        314,095
                                                                          -----------    -----------

Increase (decrease) in cash and cash equivalents                            1,268,807     (3,248,293)

Cash and cash equivalents at beginning of year                                793,666      3,659,390
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $ 2,062,473    $   411,097
                                                                          ===========    ===========

See notes to consolidated condensed financial statements.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "Company". All material intercompany accounts and transactions have been eliminated in consolidation. The Company is a 62% owned subsidiary of Medicore, Inc. (the "Parent"). See Note 5.

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001           2000
                                                ----           ----           ----           ----
     Rental income                          $  42,570      $  40,943      $ 125,655      $ 119,251
     Interest income from Medicore              3,200         57,460        120,881        138,219
     Other interest income                     25,237         18,054         41,318         75,039
     Management fee income                     36,013            ---         74,261            ---
     Other income                               7,006          7,599         16,037         23,489
                                            ---------      ---------      ---------      ---------
                                            $ 114,026      $ 124,056      $ 378,152      $ 355,998
                                            =========      =========      =========      =========

Earnings (Loss) per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the nine months ended September 30, 2000, as a result of the net loss, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                September 30,
                                            --------------------------    --------------------------
                                                2001           2000           2001           2000
                                                ----           ----           ----           ----
     Net income (loss)                      $  107,639     $    3,192     $  311,114     $ (258,587)
                                            ==========     ==========     ==========     ==========
     Weighted average shares,
      denominator-basic computation          3,910,820      4,056,444      3,917,434      3,879,107
     Effect of dilutive stock securities:
     Stock options                              77,395        105,395         25,798            ---
                                            ----------     ----------     ----------     ----------
     Weighted average shares as adjusted,
      denominator-diluted computation        3,988,215      4,161,839      3,943,232      3,879,107
                                            ==========     ==========     ==========     ==========
     Earnings (loss) per share:
     Basic                                    $.03           $.--           $.08           $(.07)
                                              ====           ====           ====           =====
     Diluted                                  $.03           $.--           $.08           $(.07)
                                              ====           ====           ====           =====

     The Company had various potentially dilutive securities during the periods presented, including stock options and warrants. See Notes 6 and 7.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) for the three months and nine months ended September 30, 2001, and for the same periods of the preceding year.

Revenue Recognition

     The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Medical service revenues are recorded as services are rendered.

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standard No. 142 (FAS 142), since the Company's goodwill was acquired after June 30, 2001, it will not be amortized but will be subject to impairment testing under FAS 142 commencing in 2002. See "New Pronouncements" below.

New Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires, among other things, that all derivatives be recognized as either assets or liabilities in the statement of financial position and that these instruments be measured at fair value. Since the Company does not presently utilize derivative financial instruments, the adoption of FAS 133 has had no effect on its consolidated financial statements.

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had no effect on the Company's consolidated financial statements. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2002, the provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Pursuant to the provisions of FAS 142, the goodwill resulting from the Company's acquisition of minority interest in August 2001 will not be amortized and will be subject to the impairment testing provisions of FAS 142 commencing in 2002, prior to which it will be subject to the impairment provisions of Accounting Principals Board Opinion No. 17, "Intangible Assets", and FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." See Note 10.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and nine months ended September 30, 2001 and September 30, 2000 are unaudited and include, in the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings (losses) for such periods. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

NOTE 2--INTERIM ADJUSTMENTS--Continued

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the Company's audited financial statements for the year ended December 31, 2000.

NOTE 3--LONG-TERM DEBT

     In December 1988, the Company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $69,000 and $93,000 at September 30, 2001 and December 31, 2000, respectively. Also in December 1988, the Company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $87,000 and $117,000 at September 30, 2001 and December 31, 2000, respectively.

     The Company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% which is secured by the acquired assets of DCA of Vineland and a second mortgage on the Company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 2001 with monthly payments thereafter of principal and interest totaling $6,186 with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $700,000 at September 30, 2001 and December 31, 2000.

     In April 2001, the Company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May, 2001, with a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the Company's Parent. The remaining principal balance under this mortgage amounted to approximately $780,000 at September 30, 2001.

     The Company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006. Additional financing of $536,000 and $108,000 during the nine months ended September 30, 2001 and September 30, 2000, respectively, represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,535,000 and $1,140,000 at September 30, 2001 and December 31, 2000, respectively.

     The prime rate was 6% as of September 30, 2001 and 9.5% as of December 31, 2000.

     Interest payments on long-term debt amounted to approximately $74,000 and $160,000 for the three months and nine months ended September 30, 2001 and $9,000 and $30,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset deferred tax assets.

     Income tax payments (refunds) amounted to approximately $21,000 and $108,000 for the three months and nine months ended September 30, 2001 and ($3,000) and $106,000 for the same periods of the preceding year.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

NOTE 5--TRANSACTIONS WITH PARENT

     The Parent provides certain financial and administrative services to the Company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the Parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 2001, and for the same periods of the preceding year.

     The Company had an intercompany advance receivable from the Parent of approximately $250,000 and $414,000 at September 30, 2001 and December 31, 2000, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $3,000 and $12,000 for the three months and nine months ended September 30, 2001 and $4,000 and $8,000 for the same periods of the preceding year. Interest is included in the intercompany advance balance. The Company has agreed not to require repayment of the intercompany advance receivable balance prior to October 1, 2002; therefore, the advance has been classified as long-term at September 30, 2001.

     In January, March and August, 2000, we loaned an aggregate of $2,200,000 to our Parent at an annual interest rate of 10%, with a substantial portion of the loan and accrued interest scheduled to be repaid on January 26, 2001.
These funds were loaned by our Parent to Linux Global Partners ("LGP"), a private company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. Our Parent also acquired an approximately 11% interest in LGP. We extended the maturity of the loans to our Parent, as it did with LGP, in consideration for which we received 100,000 shares of common stock of LGP, increasing our ownership in LGP to 400,000 shares. Interest income on the notes receivable from the Parent, which have the same terms as the Parent's loans to LGP, amounted to approximately $109,000 for the nine months ended September 30, 2001, all of which was earned during the first half of 2001, and $53,000 and $130,000 for the three months and nine months ended September 30, 2000. Interest receivable on the note from the Parent of approximately $186,000 at December 31, 2000 was included in prepaid expenses and other current assets.
 In May 2001, our Parent paid us $215,500, representing $200,000 of the loan with $15,500 of accrued interest. In June 2001, our Parent repaid to us the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

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

NOTE 7--COMMON STOCK

     Pursuant to a 1996 public offering, 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters' overallot-ment option, and 2,300,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining options expired. During 2000, approximately 170,000 warrants were exercised with net proceeds to the Company of approximately $765,000. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit through their expiration April 16, 2001 with the underlying warrants

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (Unaudited)

NOTE 7--COMMON STOCK--(Continued)

being substantially identical to the public warrants except that they were exercisable at $5.40 per share. The underwriters' options expired unexercised.

NOTE 8--REPURCHASE OF COMMON STOCK

     In September 2000, the Company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices.
The Company repurchased and cancelled approximately 77,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000, and a total of approximately 84,000 shares at a cost of approximately $85,000 during the nine months ended September 30, 2001.

NOTE 9--COMMITMENTS AND CONTINGENCIES

    The Company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The Company has made no contributions under this plan as of September 30, 2001.

NOTE 10--ACQUISITION OF MINORITY INTEREST

     In August 2001, the Company acquired the 30% minority interest in DCA of So. Ga., LLC, for $600,000 of which $300,000 was paid in cash and $300,000 is payable in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. The Company's decision to make this investment was based largely on the profitability of DCA of So. Ga. Subsequent to this acquisition, DCA of So. Ga. will continue to be included in the Company's consolidated condensed statement of operations; however, minority interest in DCA of So. Ga.'s results of operations will not be recorded subsequent to the Company's acquisition of the minority interest. The party from which the Company acquired the minority interest has an agreement to act as medical director of another of the Company's subsidiaries. If this party should fail to satisfy the terms of that agreement, the purchase price of the 30% minority interest in DCA of So. Ga. would be reduced to $300,000. See
Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section
27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the future of our growth and operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels. Words such as "anticipate," "estimate," "expects," "prospects," "plans," and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance, identify forward-looking statements. Such forward-looking statements are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued by the Company, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in the Company's filings. Many of the foregoing factors are beyond our control. These cautionary state-ments are being made pursuant to the provisions of the Reform Act with the intention of the Company obtaining the benefits of the safe harbor provisions of the Reform Act. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in the Company's registration statements, Form SB-2, as filed with the SEC (effective April 17, 1996), and Form S-3, effective July 1, 1999, and as amended or supplemented. We base our forward-looking statements on information currently available to us, and we assume no obligation to revise such statements to reflect events after the date made. Readers are cautioned not to place undue reliance on such forward-looking statements.

     Essential to the Company is Medicare reimbursement which is a fixed rate determined by CMS. The level of our revenues and profitability may be adversely affected by potential legislation resulting in rate cuts. Additionally, operating costs tend to increase over the years without any comparable increases, if any, in the prescribed dialysis treatment reimbursement rates, which usually remain fixed and have decreased over the years, but have increased minimally in 2001. There also may be reductions in commercial third-party reimbursement rates.

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

     Our growth depends primarily on the availability of suitable dialysis centers for acquisition or development in appropriate areas, and our ability to compete with larger companies with greater personnel and financial resources to develop these new potential dialysis centers at costs within our budget. Our ability to retain qualified nephrologists, nursing and technical staff at reasonable rates is also a significant factor. Management continues to negotiate with nephrologists for the acquisition or development of new dialysis facilities, as well as with hospitals and other health care maintenance entities. A center in Ohio which we manage and in which we hold a minority interest (40%) opened in February 2001. In August, 2001, we commenced treating patients in our ninth center in Fitzgerald, Georgia, and our tenth center in Valdosta, Georgia, our second Valdosta dialysis center.

     We have begun construction on an additional Pennsylvania center, and in November, 2001, signed agreements for a new dialysis facility in Ohio for which facility construction will begin in the near future. There is no certainty as to when the new Pennsylvania and Ohio center will commence operations, or the number of stations or patient treatments which will result, or if these and our other new centers will ultimately be profitable. Newly established dialysis centers, although contributing to increased revenues, initially adversely affect results of operations due to start-up costs and expenses with a smaller developing patient base.

     On November 7, 2001, we entered into several agreements with Omnicare Renal Services, an Illinois company engaged in furnishing dialysis equipment and supplies to ESRD nursing home patients. These agreements primarily relate to our Company providing home dialysis support services to Omnicare's nursing home patients, and a consulting agreement to assist Omnicare in its business and growth. See Part II, "Other Information," Item 5.

Results of Operations

     Medical service revenues increased approximately $2,767,000 (122%) and $7,097,0000 (118%) for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $705,000 and $1,448,000, increased revenues of approximately $569,000 and $1,683,000 for our New Jersey centers, and revenues of approximately $1,493,000 and $3,966,000 for our Georgia centers. Although the operations of new centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to cover fixed operating costs.

     Interest and other income decreased by approximately $10,000 for the three months ended September 30, 2001 and increased by approximately $22,000 for the nine months ended September 30, 2001 compared to the same periods of the preceding year. Included are decreases of $54,000 and $17,000 in interest from our Parent, including interest on a note receivable and an advance receivable; a net increase of $7,000 for the three months ended September 30, 2001 and a net decrease of $34,000 for the nine months ended September 30, 2001 in other interest income reflecting reduced interest rates; and management fee income of $36,000 and $74,000 pursuant to a Management Services Agreement with our 40% owned Toledo, Ohio affiliate. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services as a percentage of medical service revenue remained relatively stable amounting to 63% and 64% for the three months and nine months ended September 30, 2001 compared to 64% and 65% for the same periods of the preceding year.

     Selling, general and administrative expenses increased by approximately $739,000 (82%) and $1,612,000 (61%) for the three months and nine months September 30, 2001 compared to the same periods of the preceding year. This increase reflected operations of our new dialysis centers in Georgia, including pre-operating and other startup costs of those facilities, as well as increased support activities resulting from expanded operations. Selling general and administrative expenses as a percent of medical service revenues amounted to 33% and 32% for the three months and nine months ended September 30, 2001, and 40% and 44% the same periods for the preceding year.

     Interest expense increased by approximately $33,000 and $96,000 for the three months and nine months ended September 30, 2001 compared to the same periods of the preceding year primarily as a result of additional equipment financing agreements, the Vineland loan and the April 2001 Georgia mortgage.

     The prime rate was 6% at September 30, 2001 and 9.50% at December 31, 2000.

     Equity in affiliate loss represents equity in the loss incurred by our Ohio affiliate, in which we have a 40% ownership interest. This dialysis center commenced operations in February, 2001, and is still in the developmental stage.

Liquidity and Capital Resources

     Working capital totaled $3,707,000 at September 30, 2001, which reflected a decrease of approximately $162,000 (4%) during the nine months ended September 30, 2001. Included in the changes in components of working capital was an increase in cash and cash equivalents of $1,269,000, which included net cash used in operating activities of $158,000, net cash provided by investing activities of $775,000 (including additions to property and equipment of $931,000, investment in our 40% owned Ohio affiliate of $170,000, repayment to us by our Parent of $2,200,000 in loans and the initial $300,000 payment on our acquisition of subsidiary minority interest), and net cash provided by financing activities of $652,000 (including a decrease in advances to our Parent of $164,000, debt repayments of $203,000, repurchases of stock of $85,000 and proceeds from our new Georgia mortgage of $788,000).
See Notes 3, 5, 8 and 10 to "Notes to Consolidated Condensed Financial Statements."

     We opened our ninth dialysis center in Fitzgerald, Georgia and our tenth center in Valdosta, Georgia (our second Valdosta center) in August, 2001. We began construction on a center in Mechanicsburg, Pennsylvania in October, 2001. A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001. We acquired the 30% minority interest in our DCA of So. Ga., LLC subsidiary in August, 2001 for $600,000 with $300,000 paid in cash and $300,000 payable in one year. See Notes 1 and 10 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing revenue generating operation. We presently plan to expand our operations through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion requires capital. We are constructing a new dialysis facility in Pennsylvania and are about to start construction of another facility in Ohio. We are also in different phases of negotiations for additional outpatient centers. We have also recently entered into agreements with Omnicare to provide home dialysis support services to its nursing home dialysis patients. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

     In 2000, we loaned an aggregate of $2,200,000 to our Parent, at an annual interest rate of 10%, which our Parent loaned to LGP. After several extensions of the January 26, 2001 maturity date, in consideration for which we received additional LGP shares, in May, 2001, Medicore paid us $215,500, representing $200,000 of principal with accrued interest, and in June, 2001, Medicore repaid the remaining $2,000,000 in loans along with approximately $279,000 of accrued interest. See Note 5 to "Notes to Consolidated Condensed Financial
Statements." Thomas K. Langbein, Chairman of the Board and CEO of our Company and our Parent, of which company he is also the President, is a director of LGP.

     In September, 2000, we announced our intent to repurchase up to approximately 300,000 of our outstanding shares. As of September 30, 2001, approximately 160,000 shares have been repurchased for cancellation at a cost of approximately $150,000, including 84,000 shares at a cost of $85,000 in 2001.
  See Note 8 to "Notes to Consolidated Condensed Financial Statements."

     We have mortgages with a Maryland bank on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $156,000 at September 30, 2001 and $210,000 at December 31, 2000. In April 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of $780,000 at September 30, 2001. We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,535,000 at September 30, 2001 and $1,140,000 at December 31, 2000. Through our subsidiary, DCA of Vineland,
LLC, we have a $700,000 development and equipment loan secured by the acquired assets of DCA of Vineland and a second mortgage on our real property in Easton, Maryland. This loan had an outstanding balance of $700,000 as of September 30, 2001 and December 31, 2000. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 has had no effect on the Company's consolidated financial statements. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Other than expanded disclosures, FAS 141 has had no effect on the Company's consolidated financial statements. Pursuant to FAS 142, the goodwill arising after June 30, 2001 will not be amortized and will be subject to the impairment testing provisions of FAS 142 commencing in 2002. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

Inflation

     Inflationary factors have not had a significant effect on our operations. A substantial portion of our revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business; therefore, dialysis services revenues cannot be voluntarily increased to keep pace with increases in nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect our earnings in the future.

                          PART II -- OTHER INFORMATION

Item 5. Other Information
------  -----------------

     On November 7, 2001, we entered into agreements with Lawrence Weber Medical, Inc. d/b/a Omnicare Renal Services, a DME employer engaged in furnishing dialysis equipment and supplies to nursing home patients. Under the Back-Up Facility Agreement we have the exclusive right to provide home dialysis support services for Omnicare's nursing home patients in several states. These services include, among others, providing social work and dietician consultation and planning, assuring the appropriate supplies are ordered and maintained, and arranging for the provision of all ESRD-related laboratory tests. We also entered into a consulting agreement to provide consulting services to Omnicare, including, among others, assisting Omnicare with the development and expansion of its business, consulting with them on operational, regulatory and reimbursement matters, and assisting them with maintaining relationships with nursing home staff, attending physicians, and other caregivers providing care to home dialysis patients. Under this agreement, we will implement a quality assurance plan for Omnicare, and allow Omnicare to participate in our clinical compliance program for dialysis equipment, supplies and services, and monitor their compliance.

Item 6. Exhibits and Reports on Form 8-K.
------  --------------------------------

     (a)  Exhibits

          Part I Exhibits

          None

          Part II Exhibits

          None

     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                          /s/ DANIEL R. OUZTS

                                       By:--------------------------------
                                          DANIEL R. OUZTS, Vice President/
                                          Finance, Controller and Chief
                                          Financial Officer

Dated: November 13, 2001