Form 10-K
period 2001-12-31
DIALYSIS CORP OF AMERICA
filed 2002-03-29
CIK 201653

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001
                          -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________ to __________

Commission file number 0-8527
                      -------

                         DIALYSIS CORPORATION OF AMERICA
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                      59-1757642
     -------------------------------                  -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    1344 ASHTON ROAD, HANOVER, MARYLAND                      21076
  ----------------------------------------             ----------------
  (Address of principal executive offices)                (Zip Code)

                  Registrant's telephone number (410) 694-0500
                                                --------------

           Securities registered under Section 12(b) of the Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                               -------------------
                          common stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the common stock was sold on March 15, 2002 was approximately $4,026,000.

         As of March 15, 2002, the Company had 3,887,344 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporating information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be on May 29, 2002.

         Registrant's Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits, incorporated in Part IV of this Annual Report,

         Registrant's Annual Report, Form 10-K for the five years ended December 31, 2000, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

         Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

================================================================================

                         DIALYSIS CORPORATION OF AMERICA

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2001
                                                                            Page
                                                                            ----

                                     PART I
Item 1.  Business...........................................................   1

Item 2.  Properties.........................................................  23

Item 3.  Legal Proceedings..................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders................  24

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters................................................  25

Item 6.  Selected Financial Data............................................  26

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  27

Item 7A. Quantitative and Qualitative Disclosure About Market Risk..........  31

Item 8.  Financial Statements and Supplementary Data........................  32

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................  32

Item 11. Executive Compensation.............................................  33

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  33

Item 13. Certain Relationships and Related Transactions.....................  33

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....  34

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

         The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section below. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

ITEM 1.  BUSINESS

HISTORICAL

         We are a Florida corporation which was organized in 1976. We develop and operate outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease ("ESRD"). We also provide acute inpatient dialysis treatments in hospitals, as well as providing homecare services through our wholly owned subsidiary, DCA Medical Services, Inc. We became a public company in 1977, and went private in 1979. We began construction of new centers in 1995, and in 1996 once again became a public company. In 1997, we sold our Florida dialysis operations. We currently operate 11 outpatient dialysis facilities, and have a 40% interest in a dialysis center in Ohio which we manage.

GENERAL

         Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff. Our acute inpatient dialysis treatments are conducted under contractual relationships currently with eleven hospitals and medical centers located in areas and states serviced by our outpatient dialysis facilities. Homecare, sometimes referred to as method II home patient treatment, requires the company to provide equipment and supplies, training, monitoring and follow-up assistance to patients who are able to perform their treatments at home.

         Our growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with much greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by us. We opened two new dialysis facilities in Georgia in 2001 and one dialysis center in the first quarter of 2002 in Pennsylvania. A center in Ohio, in which we have a 40% interest which we manage, opened in February, 2001. We are in the development stages for two new centers, one in Ohio and one in Maryland. We are completing the acquisition of a dialysis unit in Georgia, which should be operational in the second quarter of 2002. There is intense competition for retaining qualified nephrologists, whose patients normally seek treatment with their physicians at centers with which the doctor is affiliated, and which physicians are responsible for the supervision of the dialysis centers, and in finding nursing and technical staff at reasonable rates.

         Our medical service revenues are derived primarily from four sources:
(i) outpatient hemodialysis services (47%, 51% and 50% of medical services revenues for 2001, 2000 and 1999, respectively); (ii) home peritoneal dialysis services, including method II services (3%, 6% and 9% of medical services revenues for 2001, 2000 and 1999, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (15%, 10% and 10% of medical services revenues for 2001, 2000 and 1999, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells, since a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia (35%, 33% and 31% of medical services revenue for 2001, 2000 and 1999, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients. ESRD patients normally receive 156 dialysis treatments each year.

         Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, our operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. From commencement of the Medicare ESRD program in 1972 through 1983, the ESRD composite rate was unchanged, and was decreased over the years thereafter, which was only minimally increased by Congress in January, 2000, which rate has increased through 2002. Commercial third-party reimbursement rates are also susceptible to reduction. See "Operations - Medicare Reimbursement." The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals, and typically the rates are higher on a per treatment basis.

DIALYSIS INDUSTRY

         Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, End Stage Renal Disease, results from chemical imbalance and buildup of toxic chemicals, and is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must either obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain regular dialysis treatment for the rest of their lives.

         Based upon information published by the National Kidney Foundation, the number of ESRD patients requiring dialysis treatments in the United States is approximately 240,000, and continues to grow at a rate of approximately 7% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 3,600 dialysis facilities of which 260 are hospital-based, and the current annual cost of treating ESRD in the United States is approximately $18 billion.

         ESRD Treatment Options

         Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 86%) with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

         The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and at the same time the blood circulates through one chamber, a dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

         Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the patient's assistant, which usually encompasses four to eight weeks. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a partner and a dialysis machine at home, and the higher expense involved over continuous ambulatory peritoneal dialysis.

         A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. All forms of peritoneal dialysis use the patient's peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. Continuous ambulatory peritoneal dialysis utilizes dialysis solution infused manually into the patient's peritoneal cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. Continuous cycling peritoneal dialysis is performed in a manner similar to continuous ambulatory peritoneal dialysis, but utilizes a mechanical device to cycle the dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

         The third modality for patients with ESRD is kidney transplantation. While this is the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donor rejection limits the availability of this surgical procedure as a treatment option.

BUSINESS STRATEGY

         Dialysis Corporation of America has 25 years' experience in developing and operating dialysis treatment facilities. Our first priority is to provide quality patient care. We intend to continue to establish alliances with physicians and hospitals, attempt to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize our high quality patient care. Our smaller size allows us to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

         We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. We are in the development stages for two new centers, one in Ohio, and one in Maryland, and we are anticipating completion of an acquisition of a dialysis unit in Georgia in the immediate future. We are currently in different phases of negotiations with physicians for potential new facilities in different areas of the country. In 2001 through the first quarter of 2002, we have five new acute inpatient dialysis services agreements with hospitals in Pennsylvania, Ohio, Georgia and New Jersey.

         Our parent, Medicore, Inc., sold a controlling interest in Techdyne, Inc., another public subsidiary of Medicore, in June, 2001 for $10,000,000 plus a three year earn-out which will amount to between $2,500,000 and $5,000,000. A substantial portion of the after tax proceeds of that sale are anticipated to be made available to our company for expansion of our dialysis operations.

         Same Center Growth

         We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and serene conditions for everyone involved. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.

         Development and Acquisition of Facilities

         One of the primary elements in developing or acquiring facilities is locating an area with an existing patient base under the current treatment of a local nephrologist, since the facility is primarily going to serve such patients. Other considerations in evaluating development of a dialysis facility or a proposed acquisition are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as hospital or proprietary non-hospital owned and existing outpatient dialysis facilities within reasonable proximity to the proposed center.

         Expansion is approached primarily through the development of our own dialysis facilities. Acquisition of existing outpatient dialysis centers is a faster but more costly means of growth. The primary reason for physicians selling or participating in the development of independently owned centers is the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice. Other motivating forces are the physician's desire to be part of a larger organization allowing for economies of scale and the ability to realize a return on their investment if they have an interest in the dialysis entity.

         To construct and develop a new facility ready for operations takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to location, size and competitive elements. Some of our centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Construction of a 15 station facility typically costs in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon the number of patients, and to a lesser extent, location, competition, nature of facility and negotiation. We have recently completed an agreement to acquire a dialysis unit in Georgia with approximately 18 dialysis stations. Assuming we complete this acquisition in the immediate future, this center is expected to be operational in the second quarter of 2002. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources.

         Inpatient Services

         Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by our facilities. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. We believe that these arrangements are beneficial to our operations, since the contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment. In 2001, we entered into new acute inpatient dialysis services agreements with hospitals in New Jersey and Georgia. The Ohio center in which we have a 40% interest entered into an acute inpatient service agreement in 2001.

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

OPERATIONS

         Location, Capacity and Use of Facilities

         We operate eleven outpatient dialysis facilities in Pennsylvania, New Jersey and Georgia, with a total designed capacity of 173 licensed stations. We have a 40% interest in an Ohio dialysis center which we operate in conjunction with the majority owner, which center has a total of 12 licensed dialysis centers. We own and operate our centers through subsidiaries of which seven are 100% owned, three are

80% owned, and one 51% owned. The Lemoyne, Pennsylvania, and one of the South Georgia dialysis facilities are located on properties owned by Dialysis Corporation of America and leased to those subsidiaries. See Item 2, "Properties."

         The company also provides acute care inpatient dialysis services to nine hospitals in areas serviced by our dialysis facilities, and we are in the process of negotiating additional acute dialysis services contracts in the areas surrounding our facilities and in tandem with development of future proposed sites. Each of our dialysis facilities provides training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 61,000 hemodialysis treatments in 2001.

         The company estimates that on average its centers were operating at approximately 60% of capacity as of December 31, 2001, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe we can increase the number of dialysis treatments at our centers without making additional capital expenditures.

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

         Our company maintains a team of dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by a nurse administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a part-time social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a part-time registered dietitian. These individuals supervise the patient's needs and treatments. See "Employees" below. The company must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

         The company's facilities offer high-efficiency conventional hemodialysis, which, in our experience, provides the most viable treatment for most patients. We consider our dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment.

         Our facilities also offer home dialysis, primarily continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. Training programs for continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis generally encompass two to three weeks at the dialysis facility, and such training is conducted by the facility's home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by the company.

         Inpatient Dialysis Services

         The company presently provides inpatient dialysis services to nine hospitals in New Jersey, Pennsylvania and Georgia, under agreements either with the company or with one of our facilities in the area. Our Ohio affiliate in which we have a 40% interest also provides acute inpatient services to a hospital in its area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

         Ancillary Services

         Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients.

         Physician Relationships

         An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home where the patient's nephrologist has an established practice. Consequently, we rely on our ability to develop affiliations with area nephrologists who may provide quality dialysis care and patients.

         The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a source of patients treated at the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of four of our centers have acquired an ownership interest in the center they service ranging from 20% to 49%. Our Ohio affiliate is owned 60% by the physician. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and our medical directors treating patients at our facilities (see "Government Regulation" below), and we know of no limitations on physician ownership in our subsidiaries.

         Agreements with medical directors typically range from a term of five years to ten years, with renewal provisions, usually two renewal options each for five years. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician's professional fees for services are billed directly to government payment authorities by the treating physician and paid directly to the physician or the professional association.

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

         Quality Assurance

         Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in each facility. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and any necessary improvements in the quality of care. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data, whether related to dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Our Vice President of Clinical Services, who is a certified nephrology nurse, oversees this program in addition to ensuring that the company meets federal and state compliance requirements for dialysis centers. See "Government Regulation" below.

         Patient Revenues

         A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by CMS. A majority of dialysis patients are covered under Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania, New Jersey, Georgia and Ohio, presently the states in which we operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

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

         Medicare Reimbursement

         The company is reimbursed primarily by Medicare under a prospective reimbursement system for chronic dialysis services, and by third party payors including Medicaid and commercial insurance companies. Each of our dialysis facilities is certified to participate in the Medicare program. Under the Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provide us with predictable and recurring per treatment revenues and allows us to retain any profit earned. An established composite rate set by CMS governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. CMS eliminated routine Medicare coverage for such tests as nerve conduction studies, electrocardiograms, chest x-rays and bone density measurements, and will only pay for such tests when there is documentation of medical necessity. The Medicare composite rate is subject to regional differences.

         The company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between approximately $121 and $135 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. An average ESRD reimbursement rate is approximately $124 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $144 per treatment. The Benefits Improvement and Protection Act of 2000 provided for a 2.7% increase in the amount paid to dialysis facilities for performance of services in 2001. Congress has requested studies of the ESRD composite rate structure as well as other related ancillary services to determine whether the composite rate is subject to an annual inflationary increase. In connection with that study, the Prospective Payment Assessment Commission recommended to Congress no change in the compensate rate. Congress need not implement PROPAC's recommendations.

         Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 26% of our revenues in 2001 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement rate based upon patients' hematocrit levels. Except for the administration of EPO, other ancillary services are not significant sources of income to us. We routinely submit claims monthly and are usually paid by Medicare within 30 days of the submission.

         There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate would have a material adverse effect on our business, revenues and net earnings.

         Medicaid Reimbursement

         Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, as well as New Jersey, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD provider in New Jersey, Pennsylvania and Georgia.

                       SOURCES OF MEDICAL SERVICES REVENUE

                                               Year Ended December 31,
                                               -----------------------
                                                   2001        2000
                                                   ----        ----
Medicare                                           48%         59%
Medicaid and Comparable Programs                   11%         13%
Hospital inpatient dialysis services               15%         10%
Commercial and private payors                      26%         18%

         Management Services

         Dialysis Corporation of America has a management services agreement with each subsidiary and with DCA of Toledo, LLC, in which it holds a minority position, providing them with administrative and management services, including but not limited to providing capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of each particular facility.

POTENTIAL LIABILITY AND INSURANCE

         Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although we have been involved in chronic and acute kidney dialysis services for approximately 25 years, the company has never been subject to any suit relating to its dialysis operations. We currently have general and umbrella liability insurance, as well as professional and products liability. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.

GOVERNMENT REGULATION

         General

         Regulation of healthcare facilities, including dialysis, is extensive, with legislation continually proposed relating to safety, maintenance of equipment and proper records, quality assurance programs, reimbursement rates, confidentiality of medical records, licensing and other areas of operations. Each of the dialysis facilities must be certified by CMS, and we must comply with certain rules and regulations established by CMS regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. Our operations are also subject to the Occupational Safety and Health Administration, known as OSHA, relating to workplace safety and employee exposure to blood and other potentially infectious material.

         Many states have eliminated the requirement for dialysis centers to obtain a certificate of need, a condition for regulating the establishment and expansion of dialysis centers. There are no certificate of need requirements in the states in which we are presently operating.

         Our record of compliance with federal, state and local governmental laws and regulations remains excellent. Regulation of healthcare facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. We are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS. Enforcement, both privately and by the government, has become more stringent adding to compliance costs as well as potential sanctions. Since inception in 1976, we have maintained all of our licenses, including our Medicare and Medicaid and equivalent certifications. The loss of any licenses and certifications would have a negative impact on our company.

         We regularly review legislative and regulatory changes and developments and will restructure a business arrangement if we determine such might place our operations in material noncompliance with such law or regulation. See "Fraud and Abuse" and "Stark II" below. To date, none of our business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that our business arrangements will not be the subject of future investigation or prosecution by federal or state governmental authorities which could result in civil and/or criminal sanctions.

         Fraud and Abuse

         Each year OIG publishes a general Work Plan. For the year 2002, OIG indicated it planned to concentrate, among other things, on utilization service patterns of beneficiaries and assess the medical necessity and accuracy of coding of selected categories of services provided outside the composite rate, Medicare payments for EPO, and method II billing, including the adequacy of CMS oversight and the impact on nursing home residents. We reviewed the OIG 2002 Work Plan, and we believe that we are in compliance with applicable regulations. Nevertheless, we will continue to review risk areas inherent to dialysis treatment and service, and to maintain a compliance program. This program focuses on employee education concerning applicable billing rules, regulations and insurance carrier interpretations, as well as auditing medical records to ensure the medical necessity of services provided and billed.

         The Social Security Act provides Medicare coverage to most persons regardless of age or financial condition for dialysis treatments as well as kidney transplants. The Social Security Act further prohibits, as do many state laws, the payment of patient referral fees for treatments that are otherwise paid for by Medicare, Medicaid or similar state programs under the Medicare and Medicaid Patient and Program Protection Act of 1987, or the "Anti-Kickback Statute." The Anti-Kickback Statute and similar state laws impose criminal and civil sanctions on persons who knowingly and willfully solicit, offer, receive or pay any remuneration, directly or indirectly, in return for, or to include, the referral of a patient for treatment, among other things. Included in the civil penalties is exclusion of the provider from participation in the Medicare and Medicaid programs. The language of the Anti-kickback Statute has been construed broadly by the courts. Over the years, the federal government has published regulations that established exceptions, "safe harbors," to the Anti-Kickback Statute for certain business arrangements that would not be deemed to violate the illegal remuneration provisions of the federal statute. All conditions of the safe harbor must be satisfied to meet the exception and immunize the arrangement from prosecution, but failure to satisfy all elements does not mean the business arrangement violates the illegal remuneration provision of the statute.

         As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of our company's medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, and the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance, typically for periods of one to five years and does not take into account amount of referrals to the dialysis center. Four of our outpatient dialysis centers are owned jointly between the company and a group of physicians, who hold a minority position (our Ohio affiliate is majority-owned by a physician). These physicians also act as the medical directors for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at our facilities. We believe that the value of the minority interest represented by stock of our subsidiaries issued to physicians has been consistent with the fair market value of the cash consideration paid, assets transferred to, and/or services performed by such physicians for the subsidiary, and there is no intent to induce referrals to our facilities. See "Business - Physician Relationships" above. We have never been challenged under these statutes and believe our arrangements with our medical directors are in material compliance with applicable law. Two states in which we operate, Georgia and Maryland, have similar statutes to the federal anti-kickback laws limiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships we have with our medical directors who hold joint ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties.

         Management believes that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by the company generally cannot by their very nature be over-utilized, since dialysis treatment is not elective and cannot be prescribed unless there is temporary or permanent kidney failure. Medical necessity is capable of objective documentation, drastically reducing the possibility of over utilization. There are safe harbors for certain arrangements. However, these relationships with medical director ownership of minority interests in our facilities satisfy many but not all of the criteria for the safe harbor, and there can be no assurance that these relationships will not subject us to investigation or prosecution by enforcement agencies. In an effort to further our position of adhering to the law, we have medical and corporate compliance plans and medical chart audits to confirm medical necessity of referrals.

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

         HHS' regulations to Stark II became effective in January, 2002, primarily excluding from Stark II services included in the ESRD composite rate. These regulations exclude from covered designated health services and referral prohibitions, EPO and other drugs required as part of dialysis treatments under certain conditions. Also excluded from "inpatient hospital services" are dialysis services provided by a hospital not certified by CMS to provide outpatient dialysis services, which would exclude our inpatient hospital services agreements from Stark II, since those hospitals are not providing outpatient dialysis. Equipment and supplies used in connection with home dialysis are excluded from the Stark II definition of "durable medical equipment." HHS is revisiting its regulations and intends to issue additional regulations to the Stark legislation. We are unable to predict the extent or nature of such revised and/or new HHS regulations, which may negatively impact our operations or require us to restructure different aspects of our business.

         For purposes of Stark II, "designated health services" includes, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of "designated health services." Phase I of the federal Stark II regulations and the legislative history of Stark II indicates that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare program and patient abuse. Since dialysis is a necessary medical treatment for those with temporary or permanent kidney failure it is not highly susceptible to that type of abuse. We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by the company incident to dialysis services within the Stark II prohibitions.

         If the provisions of Stark II were found to apply to our arrangements however, we believe that we would be in compliance. We compensate our nephrologist-physicians as medical directors of our dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send or treat their patients at any of our facilities do not receive any compensation from the company.

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

         If CMS or any other government entity takes a contrary position to the Stark II regulations or otherwise, we may be required to restructure certain existing compensation or investment agreements with our medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. That legislation prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, we could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect our operations and future financial results. We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to our arrangements, it is possible that we could be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if permissible, would not have a material adverse effect on the company.

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

         The Health Insurance Portability and Accountability Act of 1996 provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities, known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program will be conducted jointly by HHS and the Attorney General while the Medicare Integrity Program, which is funded by the Medicare Hospital Insurance Trust Fund, will enable HHS, the Department of Justice and the FBI to monitor and review specifically Medicare fraud.

         Under these programs, these governmental entities will undertake a variety of monitoring activities which were previously left to providers to conduct, including medical utilization and fraud review, cost report audits, secondary payor determinations, reports of fraud and abuse actions against providers will be shared as well as encouraged by rewarding whistleblowers with money collected from civil fines. The Incentive Program for Fraud and Abuse Information, a program under HIPAA, which began in January, 1999, rewards Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created several new Health Care Fraud Crimes and extended their applicability to private health plans.

         As part of the administrative simplification provisions of HIPAA, final regulations governing electronic transactions relating to healthcare information were published by HHS. These regulations require a party transmitting or receiving healthcare transactions electronically to send and receive data in single format, rather than the different data formats currently used. This regulation applies to our submissions and processing of healthcare claims. We are in the process of developing the single format transmission, which is required to be in place in October, 2003.

         HHS also published regulations relating to the exchange of healthcare information to comply with HIPAA privacy standards. HSS' privacy rules cover all individually identifiable healthcare information covering healthcare providers, health plans, and healthcare clearing houses, known as "covered entities," as well as business associates and employers, who are indirectly regulated by the privacy rules. The regulations, which require organizations to comply no later than April 14, 2003, require covered entities to continually obligate business associates and employers to follow the privacy rules. Healthcare provider is defined very broadly, and may include therapists and social workers, among others. The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient consent before using or disclosing protected heathcare information for heathcare, payment or other uses; (ii) respond to patient requests for access to their healthcare information; and (iii) develop policies and procedures with respect to uses and disclosures of protected healthcare information. HHS recently proposed changes to these privacy regulations to correct unintended consequences that threatened patients' access to quality health care. These proposals include, among others, removing consent requirements hindering access to care, clarifying oral communication restrictions by allowing doctors to discuss a patient's treatment with other doctors and professionals involved in their care, parental access to children's records, and prohibiting use of patients' records for marketing while allowing appropriate communications.

         We have developed and continue to refine our processing of patient healthcare information to comply with HHS' patient privacy regulations. These regulations are complex, and require our continued efforts, which add to our administrative and financial obligations, to insure proper patient healthcare information protection. It is anticipated that these privacy regulations will be further amended and developed, which could require our company to spend additional effort and money toward compliance.

         HIPAA increases significantly the civil and criminal penalties for offenses related to healthcare fraud and abuse. HIPAA increased civil monetary penalties from $2,000 plus twice the amount for each false claim to $10,000 plus three times the amount for each false claim. HIPAA expressly prohibits four practices, namely (1) submitting a claim that the person knows or has reason to know is for medical items or services that are not medically necessary, (2) transferring remuneration to Medicare and Medicaid beneficiaries that is likely to influence such beneficiary to order or receive items or services, (3) certifying the need for home health services knowing that all of the coverage requirements have not been met, and (4) engaging in a pattern or practice of upcoding claims in order to obtain greater reimbursement. However, HIPAA creates a tougher burden of proof for the government by requiring that the government establish that the person "knew or should have known" a false or fraudulent claim was presented. The "knew or should have known" standard is defined to require "deliberate ignorance or reckless disregard of the truth or falsity of the information," thus merely negligent conduct or billing errors should not violate the Civil False Claims Act.

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

         Although we believe we substantially comply with currently applicable state and federal laws and regulations and to date have not had any difficulty in maintaining our licenses and Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on our operations cannot be predicted. No assurance can be given that our activities will not be reviewed or challenged by regulatory authorities.

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

         Environmental and Health Regulations

         Our dialysis centers are subject to hazardous waste laws and non-hazardous medical waste regulation. Most of our waste is non-hazardous. CMS requires that all dialysis facilities have a contract with a licensed medical waste handler for any hazardous waste. We also follow OSHA's Hazardous

         Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each facility is handled by licensed local medical waste sanitation agencies who are primarily responsible for compliance with such laws.

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

OTHER REGULATION

         There are also federal and state laws prohibiting anyone from presenting false claims or fraudulent information to obtain payments from Medicare, Medicaid and other third-party payors. These laws provide for both criminal and civil penalties, exclusion from Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties under the False Claims Act. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. We believe we have the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. Such reports and requests are subject to a challenge under these laws.

         Certain states have anti-kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-Kickback Statute and Stark
II. We have no reason to believe that we are not in compliance with such state laws.

COMPETITION

         The dialysis industry is very competitive. There are numerous providers who have dialysis facilities in the same areas as the company. Many are owned by major corporations which operate dialysis facilities regionally, nationally and internationally. Our operations are small in comparison with those corporations. Some of our major competitors are public companies, including Fresenius Medical Care, Gambro Healthcare, Inc., Renal Care Group, Inc. and Davita, Inc. Most of these companies have substantially greater financial resources, many more centers, patients and services than our company, and by virtue of such have a significant advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with an even greater competitive edge. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. We also face competition from hospitals and physicians that operate their own dialysis facilities.

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

EMPLOYEES

         As of March 4, 2002, our company had 163 full time employees, including nurse administrators, licensed practical nurses, registered nurses, technical service manager, technical specialists, patient care technicians, and clerical employees. We retain 27 part-time employees consisting of registered nurses, patient care technicians and clerical employees. Occasionally, we utilize employees on a "per diem" basis to supplement staffing.

         We retain 22 independent contractors who include the social workers and dietitians at our Pennsylvania and New Jersey facilities and our Ohio affiliate, which dialysis facility we manage. These are in addition to the medical directors, who supervise patient treatment at each facility, and the social workers and dietitians at our Georgia facilities, who are independent contractors.

         We believe our relationship with our employees is good and we have not suffered any strikes or work stoppages. None of our employees is represented by any labor union. We are an equal opportunity employer.

RISK FACTORS

UNTIL FISCAL 2001, WE HAD EXPERIENCED OPERATIONAL LOSSES

         Since 1989, when we sold four of our five dialysis centers, we had experienced operational losses. Not until fiscal 2001 did we reflect net income. We initiated an expansion program in 1995, opening two new dialysis centers that year, and to date have 11 centers in New Jersey, Pennsylvania and Georgia, with a 40% interest in a dialysis facility in Ohio which we manage, and two facilities in the development stage in Maryland and Ohio. However, some of our dialysis centers have generated losses since their commencement of operations and, although typical to newly established facilities, some continue to generate losses after 12 months of operations. This is due to operational costs and time needed to reach full capacity of dialysis treatments. We are now developing two new dialysis centers and are in the process of completing the acquisition of another, which will generate greater revenues; however, until these dialysis centers develop their patient base, they may not reflect profitable operations.

DIALYSIS OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

         Our dialysis operations are subject to extensive federal and state government regulations which include:

         o licensing requirements for each dialysis facility o patient referral prohibitions o false claims prohibitions for health care reimbursement
         o record keeping requirements o health, safety and environmental compliance o restriction of disclosure of individually identifiable health information

         Many of these laws and regulations are complex and open to a variety of interpretations. If we are forced to change our method of operations because of these regulations, our earnings, financial condition and business might be adversely affected. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, and exclusion from participating in Medicare and Medicaid programs. Any loss of federal or state certifications or licenses would adversely impact our business.

         Neither our arrangements with the medical directors of our facilities nor the minority ownership interests of referring physicians in certain of our dialysis facilities meet all of the requirements of published safe harbors to the illegal remuneration provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions that do not fall within the safe harbor may be subject to greater scrutiny by enforcement agencies.

OUR REVENUES AND FINANCIAL STABILITY ARE DEPENDENT ON FIXED REIMBURSEMENT RATES UNDER MEDICARE AND MEDICAID

         Approximately 48% of our patient revenues for 2001 was derived from Medicare reimbursement. Approximately 11% of our patient revenues for 2001 was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect our revenues and profitability. Furthermore, operating costs tend to increase over the years without comparable increases in the prescribed dialysis treatment rates.

DECREASES IN REIMBURSEMENT PAYMENTS FROM THIRD-PARTY, NON-GOVERNMENT PAYORS COULD ADVERSELY AFFECT OUR EARNINGS

         Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect our business. We estimate approximately 41% of our patient revenues for 2001 was obtained from sources other than Medicare or Medicaid and equivalent programs. We generally charge non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and equivalent rates. Any limitation on our ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed corporate rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than we charge, would adversely affect our business, results of operations, and financial condition.

ANY DECREASE IN THE AVAILABILITY OF OR THE REIMBURSEMENT RATE OF EPO WOULD REDUCE OUR REVENUES AND EARNINGS

         EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. Two years ago, Amgen increased the price of EPO, and there is no assurance there will not be further price increases this year or in the near future. There currently is no alternative drug available to us for dialysis patient treatment of anemia. The available supply could also be reduced, whether by Amgen or through excessive demand. This would adversely impact our revenues and profitability, since approximately 26% of our medical revenues in 2001 were based upon the administration of EPO to our dialysis patients. Most of our EPO reimbursement is from government programs. We are unsure whether there will be an EPO reimbursement rate reduction, but if such occurs, it would adversely affect our revenues and earnings.

OUR ABILITY TO GROW IS SUBJECT TO OUR RESOURCES AND AVAILABLE LOCATIONS

         To date, expansion of our operations has been through construction of dialysis facilities rather than acquisition. This is due to the substantial costs involved in an acquisition, usually valued on a per-patient basis. We are attempting to complete our first acquisition of a dialysis unit in Georgia. . We look for areas with qualified and cost-effective nursing and technical personnel, with a sufficient population to sustain a dialysis facility. These opportunities are limited and we compete with much larger dialysis companies for appropriate locations. Construction through commencement of operations generally takes four to six months and sometimes longer. Once the facility is operable, it generates revenues, but usually does not operate at full capacity, and generates losses for 12 months or more. Our growth strategy based on construction also involves the risks of our ability to identify suitable locations to develop additional facilities. Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

         Our inability to acquire or develop facilities in a cost-effective manner would adversely affect our ability to expand our business and our profitability.

         Growth places significant demands on our financial and management skills. Inability on our behalf to meet the challenges of expansion and to manage any such growth would have an adverse effect on our management, results of operations and financial condition.

OUR ATTEMPT TO EXPAND THROUGH DEVELOPMENT OR ACQUISITION OF DIALYSIS FACILITIES WHICH ARE NOT CURRENTLY IDENTIFIED ENTAILS RISKS WHICH SHAREHOLDERS AND INVESTORS WILL NOT HAVE A BASIS TO EVALUATE

         We expand generally through seeking an appropriate location considering the patient base, availability of a physician nephrologist to be our medical director, and a skilled work force. Construction and equipment costs for a new dialysis facility typically range from $600,000 to $750,000. The cost of acquiring a center is usually much greater. We cannot ensure that we will be successful in developing or acquiring dialysis facilities, or otherwise successfully expanding our operations. We are negotiating with nephrologists and others to establish new dialysis centers, but we cannot ensure these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities.

WE DEPEND ON PHYSICIAN REFERRALS, AND THE LIMITATION OR CESSATION OF SUCH REFERRALS WOULD ADVERSELY IMPACT OUR REVENUES AND EARNINGS

         Our dialysis facilities and those centers we seek to develop are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology. Generally, the nephrologist or medical professional association of physicians supervising a particular dialysis center's operations, known as a medical director of that facility, account for most of the patient base. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other conveniently located dialysis facility. The loss of these key referring physicians at a particular center could have a material adverse effect on the operations of the center and could adversely affect our revenues and earnings.

         Some of the referring physicians own minority interests in certain of our dialysis facilities. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We are unable to predict how this would affect our relationship with these referring physicians, who may move their patients elsewhere, which would have an adverse effect on our business.

INDUSTRY CHANGES COULD ADVERSELY AFFECT OUR BUSINESS

         The healthcare industry is in a period of change and uncertainty. Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. Our business is designed to function within the current healthcare financing and reimbursement system. In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things. In addition, proposals to reform the healthcare system have been considered by Congress, and still remain a priority issue. Any new legislative initiatives, if enacted, may further increase government regulation of or other involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of those events or what impact they may have on our earnings, financial condition or business.

OUR BUSINESS IS SUBJECT TO SUBSTANTIAL COMPETITION, AND WE MUST COMPETE EFFECTIVELY, OTHERWISE OUR GROWTH COULD SLOW

         We are operating in a very competitive environment in terms of operations and development and acquisition of existing dialysis centers. Our competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating. There are some very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Most of our competition have much greater financial resources, more dialysis facilities and a larger patient base.

         Competition also comes from technological advances that provide more effective dialysis treatments than the services provided by our centers.

         We experience competition from physicians who open their own dialysis facilities. Competition for existing centers has increased the costs of acquiring such facilities. Competition is also intense for qualified nursing and technical staff as well as for nephrologists with an adequate patient base. Management can provide no assurance our company can compete effectively, and thereby continue its growth.

MEDICORE, INC., OUR PARENT, WHICH OWNS 62% OF OUR COMPANY, HAS SOME COMMON OFFICERS AND DIRECTORS, WHICH PRESENTS THE POTENTIAL FOR CONFLICTS OF INTEREST

         Medicore owns 62% of our company, and is able to elect all of our directors and otherwise control our management and operations. Such control is also complemented by the fact that Thomas K. Langbein is Chairman of the Board and Chief Executive Officer of both our company and Medicore, of which company he is also the President, and Daniel R. Ouzts is Vice President and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to our management. The costs of executive salaries and other shared corporate overhead for these companies are charged first on the basis of direct usage when identifiable, with the remainder allocated on the basis of time spent. The amount of expenses charged by Medicore to our company for 2001 amounted to approximately $200,000.

         Additionally, there have been past and there are current transactions between our company and Medicore and their directors, including loans and insurance coverage. We advanced funds to Medicore for working capital requirements until Medicore sold Techdyne, Inc., another of its public subsidiaries, in June, 2001. We also loaned Medicore $2,200,000 over the last two years for its financing and investment in Linux Global Partners, Inc. ("LGP"), a private company involved in developing a Linux desktop product and investing in Linux software companies, and which company is in its developmental stages. Medicore repaid that loan in May and June, 2001, with approximately $294,000 of accrued interest.

         Since Medicore holds a majority interest in our company, there exists the potential for conflicts between Medicore and us, and the responsibilities of our management to our shareholders could conflict with the responsibilities owed by management of Medicore to its shareholders.

THERE IS A POSSIBILITY OF CONTINUED VOLATILITY IN OUR SECURITY PRICE

         Our common stock trades on the Nasdaq SmallCap Market. Over the years the market price of the common stock has significantly fluctuated. During the last two years, the common stock has been as high as $6.88 in the first quarter of 2000 and as low as $.23 in the second quarter of 2001. On March 15, 2002, the closing price of the common stock was $3.42. The market price of our common stock could fluctuate substantially based upon announcements concerning our company, such as operating results, government regulatory changes, technological innovations, or information concerning our competitors. In addition, security prices fluctuate widely for reasons unrelated to operations, usually general political, and worldwide and domestic economic conditions, and the stock market's reaction. These fluctuations and events could adversely affect the market price of our common stock.

POSSIBLE DELISTING AND RISKS OF LOW PRICED STOCKS

         Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or a market capitalization of $35,000,000 or a net income of $500,000 for our most recently completed fiscal year or in two of the last three most recently completed fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among others. Usually, if a deficiency occurs for a period of 30 consecutive business days, the particular company is notified by Nasdaq and has 90 days to achieve compliance. Nasdaq has proposed adjustments to its SmallCap Market bid price grace period from 90 days to 180 days. Following this grace period, issuers that demonstrate compliance with the core initial listing standards of the SmallCap Market, which is either net income of $750,000 (determined from the most recently completed fiscal year or two of the most recently completed fiscal years), stockholders' equity of $5,000,000, or market capitalization of $50,000,000, will be afforded an additional 180-day grace period within which to regain compliance. If the company is unable to demonstrate compliance, the security is subject to delisting. The security might be able to trade on the OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of the common stock.

         In November, 2000 and again in April, 2001, we received notification from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market that our common stock failed to maintain a closing bid price greater than or equal to $1.00 per share for 30 consecutive days, as required by Marketplace Rule 4310(c)(4). In each instance, we maintained our Nasdaq SmallCap Market listing. In December, 2000, we received notice from Nasdaq's Lising Qualifications Department that our common stock failed to maintain a market value of public float greater than $1,000,000 as required under Marketplace Rule 4310(c)(7), which was ultimately complied with. These situations dealing with the trading market are beyond our control. There can be no assurance that some other listing maintenance criteria will not become deficient, whether within or beyond our control, and without a timely cure, could cause our common stock to be delisted from the Nasdaq SmallCap Market.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

         Our parent company owns 2,410,622 shares of our common stock, or 62% of our company. Officers and directors of our company and parent own approximately 300,000 shares of common stock and 486,000 options exercisable into an additional 486,000 shares of common stock. Most of the shares held by these officers and directors are not freely tradable and are restricted from public sale. However, a registration statement covering the sale of shares held by these officers, directors and Medicore, may be effected, since these are controlling persons of the company, and all their shares, including those issuable upon exercise of their options, would then be eligible for resale in the public market without restriction. Also, the officers' and directors' common stock now owned, as well as the shares obtainable upon exercise of their options, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. These conditions include holding the shares for one year from acquisition, volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale, the filing of a Form 144, our company continuing to timely file its reports under the Exchange Act, and the sales are sold directly to a market maker or otherwise sold through a typical broker's transaction, with normal commissions and no prearranged solicitations of the purchase order. Our tradable common stock, known as the float, is approximately 1,177,222 shares, and the approximately 300,000 shares of common stock directly owned by the officers and directors represents approximately 25% of the float, and with the options for 486,000 additional shares, would represent approximately 47% of the float. Accordingly, the sale by such officers and directors, whether through a registration statement or under Rule 144, may have an adverse affect on the market price of our common stock, and may hamper our ability to manage subsequent equity or debt financing. If these shareholders sell substantial amounts of their common stock of our company, including shares issued upon the exercise of their options, into the public market, the market price of our common stock could fall.

ITEM 2.  PROPERTIES

         DCA owns three properties, one located in Lemoyne, Pennsylvania, a second in Easton, Maryland, and a third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each. The lease is guaranteed by the tenant's parent company.

         The Lemoyne property of approximately 15,000 square feet houses one of our dialysis centers of approximately 5,400 square feet, approved for 17 dialysis stations with space available for expansion under a five year lease through December 22, 2003, with two renewals of five years each. We use approximately 2,500 square feet for an administrative office in Lemoyne.

         The Easton, Maryland property is subject to two mortgages from affiliated Maryland banking institutions. The Lemoyne, Pennsylvania property is also subject to a mortgage from one of the Maryland banking institutions which holds the first mortgage on the Easton, Maryland property. As of December 31, 2001, the remaining principal amount of the mortgage on the Lemoyne property was approximately $ 61,000 and the first mortgage on the Easton property was approximately $77,000. Each of these mortgages is under the same terms and extends through November, 2003, bears interest at 1% over the prime rate, and is secured by the real property and the company's personal property at each respective location. The bank also has a lien on rents due the company and security deposits from leases of the properties, and each tenant is required to sign a tenant subordination agreement as part of its lease with us. Written approval of the bank is required for all leases, assignments or sublettings, alterations and improvements and sales of the properties. The Easton, Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary at an annual interest rate of 1 1/2% over the prime rate, which loan we guaranty, and is further secured by that subsidiary's assets, exclusive of financed dialysis equipment. See Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and
Note 2 to "Notes to Consolidated Financial Statements."

         We acquired property in Valdosta, Georgia in 2000, and constructed a dialysis facility there. This property is subject to a five year $788,000 mortgage obtained in April, 2001 with interest at 8.29% which matures in April, 2006. This mortgage had a remaining principal balance of approximately $776,000 at December 31, 2001. We lease approximately 6,000 square feet to one of our dialysis centers in Valdosta for $90,600 per year under a 10-year lease, with two renewals of five years.

         Dialysis Corporation of America leases space at its Lemoyne, Pennsylvania property to unrelated parties for their own business activities unrelated to dialysis services. One lease is for approximately 1,500 square feet through December 31, 2002, a second lease is for approximately 530 square feet on a month-to-month basis, and a month-to-month lease for an office.

         In addition to our Lemoyne, Pennsylvania, and Valdosta, Georgia facilities, we presently have nine other dialysis facilities. Each is leased from unaffiliated parties, most under five to ten year leases, usually with two renewals of five years each, for space ranging from approximately 3,000 to 7,000 square feet. The lease in Homerville, Georgia is for two years to October 15, 2002, for approximately 1,700 square feet. We sublet a minimal amount of square feet at two of our dialysis facilities to the physicians who are our medical directors at those facilities for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the "Anti-Kickback Statute." See Item 1, "Business - Government Regulation - Fraud and Abuse."

         We lease approximately 2,300 square feet in Hanover, Maryland for executive offices pursuant to a five year lease with one five year renewal option.

         We are actively pursuing the additional development and acquisition of dialysis facilities in all other areas of the country which would entail the acquisition or lease of additional property.

         We construct most of our dialysis facilities, which have state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis machines under a November, 1996 master lease/purchase agreement with a $1.00 purchase option at the end of the term. Payments under the various schedules extend through August, 2006. See Note 2 to "Notes to Consolidated Financial Statements."

         None of our dialysis facilities are operating at full capacity. See "Business - Operations - Location, Capacity and Use of Facilities" above. The existing dialysis facilities could accommodate greater patient volume, particularly if we increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. We also have the ability and space at most of our facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

         We maintain executive offices at 1344 Ashton Road, Suite 201, Hanover, Maryland 21076, and administrative office at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043, as well as with our parent at 2337 West 76th Street, Hialeah, Florida 33016.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in or subject to any material pending legal actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2001 to a vote of security holders through the solicitation of proxies or otherwise. Since Medicore owns approximately 62% of our equity, proxies are not solicited, but rather we provide our shareholders with an Information Statement and an Annual Report. The Information Statement provides similar information to shareholders as does a proxy statement, except there is no solicitation of proxies. Shareholders who are entitled to vote at the annual meeting scheduled for May 29, 2002, which are those shareholders of record on April 11, 2002, will receive an Information Statement which provides certain information relating to "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management," and "Certain Relationships and Related Transactions," and which information is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2001. See Part III of this Annual Report, Items 10, 11, 12 and 13.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock commenced trading on the Nasdaq SmallCap Market on April 17, 1996, under the symbol "DCAI." The table below indicates the high and low bid prices for our common stock for the four quarters for the years ended December 31, 2000 and 2001 as reported by Nasdaq.

                                                  BID PRICE
                                                  ---------
                      2001                    HIGH          LOW
                      ----                    ----          ---
         1st Quarter                         $1.03        $ .50
         2nd Quarter                          1.90          .23
         3rd Quarter                          2.10         1.02
         4th Quarter                          4.20         1.28

                                                  BID PRICE
                                                  ---------
                      2000                    HIGH          LOW
                      ----                    ----          ---
         1st Quarter*                        $6.88        $4.06
         2nd Quarter*                         4.44         1.00
         3rd Quarter*                         3.34          .63
         4th Quarter                          1.06          .63

---------------

* The price increases may have been, in part or primarily, the result of the announcement of the execution of the Merger Agreement with MainStreet and related agreements, which transaction terminated in August, 2000.

         At March 15, 2002, the high and low sales price of our common stock was $3.42.

         Bid prices represent prices between brokers, and do not include retail mark-ups, mark-downs or any commission, and may not necessarily represent actual transactions.

         At March 15, 2002, we had 122 shareholders of record as reported by our transfer agent. We have been advised by ADP, which organization holds securities for banks and depositories, that there are approximately 660 beneficial owners of our common stock.

         We do not anticipate that we will pay dividends in the foreseeable future. The board of directors intends to retain earnings, for use in the business. Future dividend policy will be at the discretion of the board of directors, and will depend on our earnings, capital requirements, financial condition and other similar relevant factors. Until 2001, we had experienced operational losses. See Item I, "Business - Risk Factors," Item 6, "Selected Financial Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On April 17, 2000, pursuant to the exercise of options at $1.25 per share, five officers and/or directors of the company and its parent, and family members of one optionee to whom the optionee gifted options, acquired an aggregate of 340,000 shares of common stock of the company. Each paid par value and issued a three-year non-recourse promissory note due April 16, 2003, with interest at 6.2%. The shares were sold to the officers and directors pursuant to the non-public offering exemption of Section 4(2) and Regulation D of the Securities Act.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the five years ended December
31, 2001 is derived from the audited consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                    CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                      (in thousands except per share amounts)
                                                             Years Ended December 31,
                                                ----------------------------------------------------
                                                  2001       2000       1999       1998      1997(1)
                                                --------   --------   --------   --------   --------
Revenues ....................................   $ 19,441   $  9,247   $  5,866   $  4,004   $  9,221
Net income (loss) ...........................        784       (356)      (668)      (204)     1,993
Earnings (loss) per share
 Basic ......................................       .20       (.09)      (.19)      (.06)       .56
 Diluted ....................................       .20       (.09)      (.19)      (.06)       .55


                                                             CONSOLIDATED BALANCE SHEET DATA
                                                                     (in thousands)
                                                                      December 31,
                                                ----------------------------------------------------
                                                  2001       2000       1999       1998      1997(1)
                                                --------   --------   --------   --------   --------
Working capital .............................   $  3,883   $  3,869   $  4,152   $  5,115   $  7,062
Total assets ................................     15,683     11,177      9,036      9,349     11,638
Intercompany receivable from
 Medicore (non-current portion) .............        201        414        105        121
Long term debt, net of current portion ......      2,935      1,755        870        633        693(2)
Stockholders' equity ........................      8,485      7,799      7,260      7,771      8,049


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

(2)      Includes advances from Medicore in 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide the investor with a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. In conjunction with our discussion of MD&A, shareholders should read the company's consolidated financial statements, including the notes, contained at the back part of this annual report on Form 10-K. Please also review the Cautionary Notice Regarding Forward-Looking Information on page one of this annual report.

GENERAL

         Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through its 11 outpatient dialysis centers, plus an additional center in which it holds a minority interest, and through its acute inpatient dialysis services agreements with hospitals, provides dialysis treatments to the hospital's dialysis patients. We also provide homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration of EPO.

         Approximately 59% of our medical revenues are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare rates have slightly increased, and are not related to the increasing costs of operations. Dialysis is typically reimbursed at higher rates from private payors, such as the patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

         The healthcare industry is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that we will not be required to restructure our practice and will not experience material adverse effects as a result of any such challenges or changes. See Item 1, "Business - Government Regulation."

         Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop these new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by us. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base until they develop.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

         Medical service revenues increased approximately $10,150,000 (116%) for the year ended December 31, 2001, compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $ 1,894,000; increased revenues of approximately $2,239,000 for our New Jersey centers; and increased revenues of approximately $5,902,000 for our Georgia centers, one of which commenced operations in the fourth quarter of 2000, and two centers became operational during 2001, and $115,000 consulting and license income.

         Interest and other income increased by approximately $44,000 for the year ended December 31, 2001, compared to the preceding year. This increase includes a decrease in interest from our parent of $76,000 for the year ended December 31, 2001 compared to the preceding year, including interest on a note receivable and an advance receivable with the decrease due primarily to our parent's repayment of a note to us, a decrease in other interest income of $33,000 primarily as a result of a decrease in average interest rates which more than offset an increase in average invested funds, management fee income of $116,000 pursuant to a Management Services Agreement with our 40% owned Toledo, Ohio affiliate, an increase in miscellaneous other income of $29,000 and an increase in rental income of $8,000.

         Cost of medical services sales as a percentage of sales decreased to 64% for the year ended December 31, 2001, compared to 67% for the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

         Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $2,065,000 for the year ended December 31, 2001, compared to the preceding year. This increase reflects operations of our new dialysis centers in Georgia and Pennsylvania as well as increased support activities resulting from expanded operations. Although selling, general and administrative expenses increased, as a percent of medical service revenues these expenses decreased to 30% for the year ended December 31, 2001, compared to 40% for the preceding year reflecting efficiencies associated with expanded operations.

         Provision for doubtful accounts increased approximately $467,000 as a result of expanded operations. The provision amounted to 3% of sales for the year ended December 31, 2001 compared to 2% for the year ended December 31, 2000. This increase reflects different collectibility levels associated with the company's operations in new geographic areas, such as our Georgia operations.

         Although operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

         Interest expense increased by approximately $128,000 for the year ended December 31, 2001, compared to the preceding year primarily as a result of additional equipment financing agreements, our Vineland loan and our April, 2001 Georgia mortgage.

         The prime rate was 4.75% at December 31, 2001 and 9.50% at December 31, 2000.

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

         Selling, general and administrative expenses increased by approximately $828,000 for the year ended December 31, 2000, compared to the preceding year. This increase reflects operations of our new dialysis centers in New Jersey and Georgia, as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percent of medical service revenues decreased to 40% for the year ended December 31, 2000, from 49% for the preceding year reflecting efficiencies associated with expanded operations. Provision for doubtful accounts increased approximately $94,000 as a result of expanded operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital totaled $3,883,000 at December 31, 2001, which reflected an increase of approximately $14,000 (.4%) during the current year. Included in the changes in components of working capital was an increase in cash and cash equivalents of $1,686,000, which included net cash provided by operating activities of $692,000, net cash provided by investing activities of $399,000 (including additions to property and equipment of $1,233,000, investment in our 40% Ohio affiliate of $153,000, repayment to us by our parent of $2,200,000 in loans, the initial $300,000 payment on our acquisition of subsidiary minority interest and a $95,000 loan to the company's president) and net cash provided by financing activities of $594,000 (including a decrease in advances to our parent of $214,000, debt repayments of $298,000, repurchases of stock of $98,000 and proceeds from our Georgia mortgage of $788,000). The change in working capital reflected increases of approximately $2,327,000 in accounts receivable and $1,890,000 in accounts payable and accrued expenses due to increased sales activity.

         We have mortgages with a Maryland bank on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $138,000 at December 31, 2001, and $210,000 at December 31, 2000. In 2001, we were in default of certain covenants relating to these mortgages. The covenants principally related to rent cap requirements for which the bank has waived compliance. The bank has liens on our real and personal property, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated competitive Maryland dialysis center continues to lease space from us in our Maryland building. The Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary, which loan is guaranteed by the company and secured by that subsidiary's personal property exclusive of its dialysis equipment. In April 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding balance of $776,000 at December 31, 2001. See
Item 2, "Properties" and Note 2 to "Notes to Consolidated Financial Statements."

         We have an equipment financing agreement for kidney dialysis machines for our facilities, which has an outstanding balance of approximately $1,678,000 at December 31, 2001, and $1,140,000 at December 31, 2000. This included additional equipment financing of approximately $752,000 during 2001. See Note 2 to "Notes to Consolidated Financial Statements."

         We opened our ninth and tenth centers in Fitzgerald, Georgia and Valdosta, Georgia (our second Valdosta center) in August 2001 and our eleventh center in Mechanicsburg, Pennsylvania in January 2002. A center in Ohio which we manage and in which we hold a minority interest (40%), opened in February, 2001.

         Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. We presently plan to expand our operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually 12 months or longer to generate income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

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

         In 2000, we loaned an aggregate of $2,200,000 to our parent, at an annual interest rate of 10%, which our parent loaned to LGP. After several extensions of the January 26, 2001 maturity date, in consideration for which we received 100,000 additional LGP shares, in May, 2001, Medicore paid us $215,000, representing $200,000 of principal with accrued interest, and in June, 2001, Medicore paid us the remaining $2,000,000 in loans along with approximately $279,000 of accrued interest. See Note 4 to "Notes to Consolidated Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of our company and our parent, of which company he is also the President, is a director of LGP. See Item 13, "Certain Relationships and Related Transactions" and Note 4 to "Notes to Consolidated Financial Statements."

         In September, 2000, the company announced its intent to repurchase up to approximately 300,000 of its outstanding shares. Approximately 93,000 shares were repurchased for cancellation at a cost of $98,000 during 2001, with total repurchases for cancellation of 170,000 shares with a cost of $163,000 since September, 2000. See Note 9 to "Notes to Consolidated Financial Statements."

         We believe that current levels of working capital and available financing alternatives will enable us to meet our liquidity demands for at least the next twelve months as well as expand our dialysis facilities and thereby our patient base.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of FAS 133 has had no effect on the company's consolidated financial statements. In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Other than expanded disclosures, FAS 141 has had no effect on the company's consolidated financial statements. Pursuant to FAS 142, the goodwill arising after June 30, 2001 will not be amortized and will be subject to the impairment testing provisions of FAS 142 commencing in 2002. See Notes 1 and 11 to "Notes to Consolidated Financial Statements." In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144). The adoption of FAS 144, which is required in 2002, is not expected to have a significant effect on the company's consolidated operations, financial position on cash flows.

IMPACT OF INFLATION

         Inflationary factors have not had a significant effect on our operations. A substantial portion of our revenue is subject to reimbursement rates established and regulated by the federal government. These rates do not automatically adjust for inflation. Any rate adjustments relate to legislation and executive and Congressional budget demands, and have little to do with the actual cost of doing business. See "Operations - Medicare Reimbursement," "Government Regulation," and "Risk Factors" under Item 1, "Business." Therefore, dialysis services revenues cannot be voluntary increased to keep pace with increases in nursing and other patient care costs. Increased operating costs without a corresponding increase in reimbursement rates may adversely affect our earnings in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

         Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities of which we held approximately $1,505,000 at December 31, 2001.

         Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations which totaled $838,000 at December 31, 2001.

         We have exposure to both rising and falling interest rates. A 1/2% decrease in rates on our year-end investments in government securities and a 1% increase in rates on our year-end mortgage debt would result in a negative impact of approximately $8,000 on our results of operations.

         We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted as a separate section to this annual report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the company are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders, to serve during the ensuing year. The following information indicates their positions with the company and age of the executive officers at March 20, 2002. There are no family relationships between any of the executive officers and directors of the company.

Name                    Age         Position                          Held Since
----                    ---         --------                          ----------
Thomas K. Langbein       56         Chairman of the Board and           1980
                                    Chief Executive Officer             1986

Stephen W. Everett       45         President and director              2000

Timothy Rumrill          41         Vice President of Finance           2002
                                    and Controller

Daniel R. Ouzts          55         Vice President and Treasurer        1996

         For more detailed information about our executive officers and directors you are referred to the caption "Information About Directors and Executive Officers" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information on executive compensation is included under the caption "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2002, incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following is a list of documents filed as part of this report.

         1. All financial statements - See Index to Consolidated Financial Statements.

         2. Financial statement schedules - See Index to Consolidated Financial Statements.

         3.    Refer to subparagraph (c) below.

(b)      Current Reports on Form 8-K filed during the fourth quarter.

         None

(c)      Exhibits +

         3.1   Articles of Incorporation++

         3.2   By-Laws of the Company++

         4.1   Form of Common Stock Certificate of the Company++

         10    Material Contracts

        10.1 Lease between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV, Item 14(a) 3 (10)(lxii)).

        10.2 Lease between the Company and Dialysis Services of Pennsylvania, Inc. - Lemoyne(1) dated December 1, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"), Part IV, Item 14(c)(10)(ii)).

        10.3 Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated November 30, 1988(3) (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 ("March, 1998 Form 10-Q"), Part II,
               Item 6(a), Part II, Item 10(iii)).

        10.4 First Amendment to Loan Agreement between the Company and Mercantile-Safe Deposit and Trust Company dated December 1, 1997(3) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 ("1997 Form 10-K"), Part IV, Item 14(c)(xxviii)).

        10.5 Promissory Note to Mercantile-Safe Deposit and Trust Company dated November 30, 1988(3) (incorporated by reference to the March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(ii)).

        10.6 First Amendment and Modification to Promissory Note to Mercantile-Safe Deposit and Trust Company(3) (incorporated by reference to the 1997 Form 10-K, Part IV, Item 14(c)(xxix)).

        10.7 Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(2) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Medicore(2) Form 10-Q"), Part II, Item 6(a)(10)(i)).(8)

        10.8 Medical Director Agreement between Dialysis Services of Pennsylvania, Inc. - Lemoyne(1) and Herbert I. Soller, M.D. dated January 30, 1995 [*] (incorporated by reference to the 1994 Medicore(2) Form 10-K, Part IV, Item 14(a)(3)(10)(lx)).(8)

        10.9 Agreement for In-Hospital Dialysis Services(12) between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(2) Form 10-Q, Part II, Item 6(a)(10)(ii)).

        10.10 Agreement for In-Hospital Dialysis Services(12) between Dialysis Services of Pennsylvania, Inc. - Lemoyne(1) and Pinnacle Health Hospitals dated June 1, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated June 19, 1997,
               Item 7(c)(10)(i)).

        10.11 Lease between Dialysis Services of PA., Inc. - Carlisle(5) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxiii)).

        10.12 Lease between Dialysis Services of NJ., Inc. - Manahawkin(5) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3
               (10)(xxiv)).

        10.13 Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(5) dated June 4, 1997 (incorporated by reference to the 1997 Form 10-K, Part IV, Item 14(c)(xviii)).

        10.14  Equipment Master Lease Agreement BC-105 between the Company and
               B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3
               (10)(xxvii)).

        10.15 Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("June, 1997 10-Q"), Part II, Item 6(a), Part II, Item 10(i)).(6)

        [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

        10.16 Agreement for In-Hospital Dialysis Services(12) between Dialysis Services of Pennsylvania, Inc. - Carlisle(5) and Carlisle Hospital dated August 15, 1997 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated August 29, 1997,
               Item 7(c)(10)(i)).

        10.17 Lease between Dialysis Services of Pa., Inc. - Chambersburg(5) and BPS Development Group dated April 13, 1998 (incorporated by reference to the Company's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

        10.18 Lease between the Company and Wirehead Networking Solutions, Inc. dated December 1, 1998 (incorporated by reference to the Company's 1998 Form 10-K, Part IV, Item 14(c)(10)(xxvi)).

        10.19 1999 Stock Option Plan of the Company (May 21, 1999) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 ("1999 Form 10-K"),
               Part IV, Item 14(c)(10)(xxiii)).

        10.20 Form of Stock Option Certificate under the 1999 Stock Option Plan (May 21, 1999) (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxiv)).

        10.21 Lease between DCA of Vineland, LLC(4) and Maintree Office Center, L.L.C. dated May 10, 1999(incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

        10.22 Medical Director Agreement between DCA of Vineland, LLC(4) and Vineland Dialysis Professionals dated April 30, 1999(incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvi)).(8)

        10.23  Medical Director Agreement between Dialysis Services of PA., Inc.
               - Carlisle(5) and Cumberland Valley Nephrology Associates, P.C.(7) dated April 30, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxvii)).(8)

        10.24 Management Services Agreement between the Company and DCA of Vineland, LLC(4) dated April 30, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item
               14(c)(10)(xxviii)).(9)

        10.25 Amendment No. 1 to Management Services Agreement between the Company and DCA of Vineland, LLC(4) dated October 27, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

        10.26 Indemnity Deed of Trust from the Company to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 1999 ("December Form 8-K"), Item 7(c)(99)(i)).

        10.27 Guaranty Agreement from the Company to St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company's December Form 8-K, Item 7(c)(99)(ii)).

        [*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

        10.28 Lease between the Company and DCA of So. Ga., LLC (11) dated November 8, 2000 (incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 2001 ("January 2001 Form 8-K"), Item 7(c)(10)(i)).

        10.29 Lease between DCA of Fitzgerald, LLC (1) and Hospital Authority of Ben Hill County, dba Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 2001, Item 7(c)(10)(i)).

        10.30 Employment Agreement between Stephen W. Everett and the Company dated December 29, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"), Part IV, Item 14(c)(10)(xii)).

        10.31 Lease between the Company and Renal Treatment Centers - Mid-Atlantic, Inc. dated July 1, 1999 (incorporated by reference to the Company's 2000 Form 10-K, Part IV, Item 14(c)(10((xlii)).

        10.32 Commercial Loan Agreement between the Company and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company's Current Report on Form 8-K dated June 14, 2001 ("June, 2001 Form 8-K"), Item 7(c)(i)).

        10.33 Promissory Note by the Company to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company's June, 2001 Form 8-K, Item 7(c)(ii)).

        10.34 Guaranty of Medicore, Inc.(2) to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company's June, 2001 Form 8-K, Item 7(c)(iii)).

        10.35 Lease between the Company and Commons Office Research dated June 11, 2001 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 ("June, 2001 Form 10-Q"), Part II, Item 6(a)(10((i)).

        10.36 Lease between DCA of Mechanicsburg, LLC(11) and Pinnacle Health Hospitals dated July 24, 2001 (incorporated by reference to the Company's June, 2001 Form 10-Q, Part II, Item 6(a)(10)(ii)).

        10.37 Lease between the Company and Clinch Memorial Hospital dated September 29, 2000.

        10.38 Lease between DCA of Valdosta, LLC and W. Wayne Fann dated March 20, 2001.

        10.39 Promissory Note Modification Agreement between DCA of Vineland, LLC(4) and St. Michaels Bank dated November 28, 2001.

         21    Subsidiaries of the Company.

         27    Financial Data Schedule (for SEC use only).

-------------------------
+        Documents incorporated by reference not included in Exhibit Volume.

++ Incorporated by reference to the company's registration statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, registration no. 33-80877-A, Part II, Item 27.

(1)      Wholly-owned subsidiary.

(2) Parent of the company owning approximately 62% of the company's outstanding common stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq SmallCap Market.

(3) The company has two loans with Mercantile Safe Deposit and Trust Company and such loan documents and promissory notes conform to the exhibit filed but for the amount of each loan.

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

(8) Each subsidiary has a Medical Director Agreement which is substantially similar to the exhibit but for area of non-competition and compensation. In addition to the Medical Director Agreements already listed, these agreements include an additional seven subsidiaries. Our affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar Medical Director Agreement.

(9) Each of our other 10 subsidiaries has a Management Services Agreement which is substantially similar to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement and the compensation.

(10)     100% owned subsidiary.

(11) The acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services or Agreement for Acute Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. In addition to those acute inpatient service agreements already filed there is the following: Acute Dialysis Services Agreement with St. Francis Medical Center, Trenton, New Jersey dated March 7, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                       By:     /s/ THOMAS K. LANGBEIN
                                           -------------------------------------
                                           Thomas K. Langbein
                                           Chairman of the Board of Directors
                                             and Chief Executive Officer
March 26, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                       Date
      ---------                          -----                       ----

/s/ THOMAS K. LANGBEIN            Chairman of the Board of        March 26, 2002
-----------------------------     Directors and Chief
    Thomas K. Langbein            Executive Officer

/s/ STEPHEN W. EVERETT            President and Director          March 26, 2002
-----------------------------
    Stephen Everett

/s/ TIMOTHY RUMRILL               Vice President of Finance       March 26, 2002
-----------------------------     and Controller
    Timothy Rumrill

/s/ DANIEL R. OUZTS               Vice President and Treasurer    March 26, 2002
-----------------------------
    Daniel R. Ouzts

/s/ BART PELSTRING                Director                        March 26, 2002
-----------------------------
    Bart Pelstring

/s/ ROBERT W. TRAUSE              Director                        March 26, 2002
-----------------------------
    Robert W. Trause

/s/ ALEXANDER BIENENSTOCK         Director                        March 26, 2002
-----------------------------
    Alexander Bienenstock

/s/ DR. DAVID L. BLECKER          Director                        March 26, 2002
-----------------------------
    Dr. David L. Blecker

                           ANNUAL REPORT ON FORM 10-K
                   ITEM I, ITEM 14(A) (1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2001
                         DIALYSIS CORPORATION OF AMERICA
                                HANOVER, MARYLAND

                        FORM 10-K--ITEM 14(A)(1) AND (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8:

                                                                            Page
                                                                            ----

    Consolidated Balance Sheets as of December 31, 2001 and 2000.            F-3

    Consolidated Statements of Operations - Years ended
      December 31, 2001, 2000, and 1999.                                     F-4

    Consolidated Statements of Stockholders' Equity - Years ended
      December 31, 2001, 2000 and 1999.                                      F-5

    Consolidated Statements of Cash Flows - Years ended
      December 31, 2001, 2000 and 1999.                                      F-6

    Notes to Consolidated Financial Statements - December 31, 2001.          F-7


The following financial statement schedule of Dialysis Corporation of America and subsidiaries is included in Item 14(d):

    Schedule II - Valuation and qualifying accounts.                        F-21

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Dialysis Corporation of America

We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ WISS & COMPANY, LLP
                                       -----------------------------------------

March 8, 2002
Livingston, New Jersey


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,   DECEMBER 31,
                                                               2001           2000
                                                           ------------   ------------
                                     ASSETS
Current assets:
 Cash and cash equivalents                                 $  2,479,447   $    793,666
 Accounts receivable, less allowance
 of $727,000 at December 31, 2001;
 $306,000 at December 31, 2000                                4,019,578      1,692,592
Note receivable from parent                                          --      2,200,000
Inventories                                                     739,121        334,127
Deferred income taxes                                           252,000             --
Prepaid expenses and other current assets                       640,283        468,001
                                                           ------------   ------------
         Total current assets                                 8,130,429      5,488,386

Property and equipment:
 Land                                                           376,211        376,211
 Buildings and improvements                                   2,221,406      2,207,447
 Machinery and equipment                                      4,361,046      2,914,010
 Leasehold improvements                                       2,244,612      1,720,625
                                                           ------------   ------------
                                                              9,203,275      7,218,293
 Less accumulated depreciation and amortization               2,852,739      2,048,148
                                                           ------------   ------------
                                                              6,350,536      5,170,145
Goodwill                                                        523,140             --
Advances to parent                                              200,728        414,339
Deferred income taxes                                           166,000             --
Deferred expenses and other assets                              312,600        104,512
                                                           ------------   ------------
                                                           $ 15,683,433   $ 11,177,382
                                                           ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                          $  1,605,136   $    553,704
 Accrued expenses                                             1,529,844        689,600
 Current portion of long-term debt                              357,000        295,031
 Income taxes payable                                           455,000         81,451
 Payable subsidiary minority interest acquisition               300,000             --
                                                           ------------   ------------
         Total current liabilities                            4,246,980      1,619,786


Long-term debt, less current portion                          2,934,909      1,755,228
Minority interest in subsidiaries                                16,183          3,060

Commitments

Stockholders' equity:
 Common stock, $.01 par value, authorized
  20,000,000 shares; 3,887,344 shares issued
  and outstanding in 2001; 3,979,844 shares issued
  and outstanding in 2000                                        38,873         39,798
 Capital in excess of par value                               5,186,580      5,283,585
 Retained earnings                                            3,681,508      2,897,525
 Notes receivable from options exercised                       (421,600)      (421,600)
                                                           ------------   ------------
         Total stockholders' equity                           8,485,361      7,799,308
                                                           ------------   ------------
                                                           $ 15,683,433   $ 11,177,382
                                                           ============   ============

                See notes to consolidated financial statements.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2001           2000           1999
                                                           ------------   ------------   ------------
Revenues:
 Medical service revenue                                   $ 18,919,752   $  8,769,470   $  5,498,541
 Interest and other income                                      521,418        477,631        367,030
                                                           ------------   ------------   ------------
                                                             19,441,170      9,247,101      5,865,571
Cost and expenses:
 Cost of medical services                                    12,021,907      5,833,081      3,964,258
 Selling, general and administrative expenses                 5,583,062      3,518,367      2,690,863
 Provision for doubtful accounts                                659,007        192,395         98,666
 Interest expense                                               210,805         82,456         72,605
                                                           ------------   ------------   ------------
                                                             18,474,781      9,626,299      6,826,392
                                                           ------------   ------------   ------------
Income (loss) before income taxes, minority interest
 and equity in affiliate loss                                   966,389       (379,198)      (960,821)

Income tax provision (benefit)                                   80,078        (30,287)      (292,462)
                                                           ------------   ------------   ------------
Income (loss) before minority interest and equity in
 affiliate loss                                                 886,311       (348,911)      (668,359)

Minority interest in income (loss)
 of consolidated subsidiaries                                   (85,983)        14,218             --

Equity in affiliate loss                                        (16,345)       (20,896)            --
                                                           ------------   ------------   ------------

         Net income (loss)                                 $    783,983   $   (355,589)  $   (668,359)
                                                           ============   ============   ============
Earning (loss) per share:
   Basic                                                         $.20           $(.09)        $(.19)
                                                                 ====           =====         =====
   Diluted                                                       $.20           $(.09)        $(.19)
                                                                 ====           =====         =====


                See notes to consolidated financial statements.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             CAPITAL IN
                                                 COMMON      EXCESS OF        RETAINED       TREASURY         NOTES
                                                  STOCK      PAR VALUE        EARNINGS        STOCK         RECEIVABLE    TOTAL
                                                ---------   ------------    ------------    -----------     ----------  -----------
Balance at January 1, 1999                      $  37,513   $  4,044,154    $  4,004,763    $  (314,940)    $           $ 7,771,490

  Net loss                                                                      (668,359)                                  (668,359)

  Issuance of stock options as compensation                      153,000                                                    153,000

  Sale of minority interest in subsidiaries                        3,960                                                      3,960

  Cancellation of 205,000 treasury shares          (2,050)      (229,600)        (83,290)       314,940                          --
                                                ---------   ------------    ------------    -----------     ----------  -----------

Balance at December 31, 1999                       35,463      3,971,514       3,253,114             --                   7,260,091

  Net loss                                                                      (355,589)                                  (355,589)

  Repurchase of 76,600 shares                        (766)       (64,059)                                                 (64,825)

  Exercise of stock options for
   340,000 of common stock                          3,400        421,600                                      (421,600)       3,400

  Exercise of stock purchase warrants
   for 170,100 shares of common stock               1,701        763,749                                                    765,450

  Minority investment in subsidiary                              190,781                                                    190,781
                                                ---------   ------------    ------------    -----------     ----------  -----------

Balance at December 31, 2000                       39,798      5,283,585       2,897,525             --       (421,600)   7,799,308

Net income                                                                       783,983                                    783,983

Repurchase of 92,500 shares                          (925)       (97,005)                                                   (97,930)
                                                ---------   ------------    ------------    -----------     ----------  -----------

Balance at December 31, 2001                    $  38,873   $  5,186,580    $  3,681,508    $        --     $ (421,600) $ 8,485,361
                                                =========   ============    ============    ===========     ==========  ===========


                See notes to consolidated financial statements.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                    2001           2000           1999
                                                                ------------   ------------   ------------
Operating activities:
 Net income (loss)                                              $    783,983   $   (355,589)  $   (668,359)
 Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation                                                       804,592        593,973        450,460
  Amortization                                                         4,067          2,332          1,743
  Bad debt expense                                                   659,007        192,395         98,666
  Deferred income taxes                                             (418,000)            --             --
  Minority interest                                                   85,983        (14,218)            --
  Equity in affiliate loss                                            16,345         20,896             --
  Stock option related compensation expense                               --             --        153,000
  Increase (decrease) relating to operating activities from:
   Accounts receivable                                            (2,918,650)    (1,105,419)      (417,448)
   Inventories                                                      (404,994)      (114,504)       (40,434)
   Prepaid expenses and other current assets                        (213,562)        69,360       (342,427)
   Accounts payable                                                1,051,432        158,702        151,034
   Accrued expenses                                                  868,726        324,249         72,757
   Income taxes payable                                              373,549         81,451       (232,306)
                                                                ------------   ------------   ------------
    Net cash provided by (used in) operating activities              692,478       (146,373)      (773,314)

Investing activities:
 Decrease (increase) in notes receivable from parent               2,200,000     (2,200,000)            --
 Loan to MainStreet                                                       --       (140,000)            --
 Loans to subsidiary medical director practice                       (20,332)       (83,521)            --
 Loan to officer                                                     (95,000)            --             --
 Additions to property and equipment, net of minor disposals      (1,233,183)    (1,407,763)      (815,919)
 Investment in affiliate                                            (152,811)       (28,589)            --
 Purchase of minority interest in subsidiary                        (300,000)            --             --
 Deferred expenses and other assets                                   (3,330)         7,158         44,066
 Sale of minority interest in subsidiaries                             4,000        206,000          4,040
                                                                ------------   ------------   ------------
    Net cash provided by (used) in investing activities              399,344     (3,646,715)      (767,813)

Financing activities:
 Decrease (increase) in advances to parent                           213,611       (309,197)        15,723
 Repurchase of stock                                                 (97,930)       (64,825)            --
 Long-term borrowings                                                787,500        700,000             --
 Payments on long-term debt                                         (297,650)      (167,464)      (182,043)
 Exercise of warrants and stock options                                   --        768,850             --
 Deferred financing costs                                            (11,572)            --             --
                                                                ------------   ------------   ------------
    Net cash provided by (used in) financing activities              593,959        927,364       (166,320)
                                                                ------------   ------------   ------------

Increase (decrease) in cash and cash equivalents                   1,685,781     (2,865,724)    (1,707,447)

Cash and cash equivalents at beginning of year                       793,666      3,659,390      5,366,837
                                                                ------------   ------------   ------------

Cash and cash equivalents at end of year                        $  2,479,447   $    793,666   $  3,659,390
                                                                ============   ============   ============


                See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns and operates eleven kidney dialysis centers, five located in Pennsylvania (including a center which commenced operations in January 2002), two in New Jersey and four in Georgia, and has agreements to provide inpatient dialysis treatments to various hospitals, provides supplies and equipment for dialysis home patients, provides certain dialysis consulting services and manages a 40% owned affiliate. See "Consolidation."

CONSOLIDATION

         The consolidated financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 62% owned subsidiary of Medicore, Inc. (the "parent") as of December 31, 2001. We have a 40% interest in an Ohio dialysis center we manage, which is accounted for on the equity method and not consolidated for financial reporting purposes.

ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INVENTORIES

   Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

   Prepaid expenses and other current assets is comprised as follows:

                                                        DECEMBER 31,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------
Vendor volume discounts receivable               $  209,649     $   33,597
Receivable from affiliate                           115,715             --
Officer loan receivable                              98,956             --
Note receivable                                          --        140,000
Interest receivable from parent                          --        185,836
Other                                               215,963        108,568
                                                 ----------     ----------
                                                 $  640,283     $  468,001
                                                 ==========     ==========

ACCRUED EXPENSES

   Accrued expenses is comprised as follows:

                                                        DECEMBER 31,
                                                 -------------------------
                                                    2001           2000
                                                 ----------     ----------

Accrued compensation                             $  590,875     $  203,084
Due to insurance companies                          671,935        294,659
Other                                               267,034        191,857
                                                 ----------     ----------
                                                 $1,529,844     $  689,600
                                                 ==========     ==========

PROPERTY AND EQUIPMENT

   Property and equipment is stated on the basis of cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain on loss is recognized.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

COMPREHENSIVE INCOME

   The company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income
(loss) consists of net income (loss).

REVENUE RECOGNITION

   The company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB101). Medical service revenues are recorded as services are rendered.

GOODWILL

   Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standard No. 142 (FAS 142), since the company's goodwill was acquired after June 30, 2001, it will not be amortized but will be subject to impairment testing under FAS 142 commencing in 2002. See New Pronouncements below and Note 11.

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


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

STOCK-BASED COMPENSATION

   The company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Financial Accounting Standards Board
Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) permits a company to elect to follow the accounting provisions of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25.

EARNINGS  PER SHARE

   Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.
No potentially dilutive securities were included in the diluted earning per share computation for 2000 or 1999, as a result of the net losses, and to include them would be anti-dilutive.

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    2001          2000            1999
                                                                -----------    -----------    -----------
Net income (loss)                                               $   783,983    $  (355,589)   $  (668,359)
                                                                ===========    ===========    ===========

Weighted average shares-denominator basic computation             3,913,756      3,923,683      3,546,344
Effect of dilutive stock options                                    103,968             --             --
                                                                -----------    -----------    -----------
Weighted average shares, as adjusted-denominator diluted
 computation                                                      4,017,724      3,923,683      3,546,344
                                                                ===========    ===========    ===========
Earnings (loss) per share:
Basic                                                                $.20          $(.09)         $(.19)
                                                                     ====          ======         ======
Diluted                                                              $.20          $(.09)         $(.19)
                                                                     ====          ======         ======


   The company had various potentially dilutive securities during the periods presented, including stock options and warrants. See Notes 6 and 7.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INTEREST AND OTHER INCOME

   Interest and other income is comprised as follows:

                                           YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         2001        2000        1999
                                       --------    --------    --------
    Rental income                      $168,224    $160,432    $142,561
    Interest income from Medicore       122,867     199,286       1,697
    Interest income                      57,502      90,064     193,287
    Management fee income               115,715          --          --
    Other income                         57,110      27,849      29,485
                                       --------    --------    --------
                                       $521,418    $477,631    $367,030
                                       ========    ========    ========

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments either bear variable interest rates which approximate market or have interest rates approximating those currently available to the company for loans with similar terms and maturities.

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

   In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had no effect on the company's consolidated financial statements. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2002, the provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interest in August 2001 will not be amortized and will be subject


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

to the impairment testing provisions of FAS 142 commencing in 2002, prior to which it will be subject to the impairment provisions of Accounting Principals
Board Opinion No. 17, "Intangible Assets", and FASB Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-lived
Assets and Assets to be Disposed of." See Note 11.

   In August 2001, the FASB issued Statement of Financial Accounting Standards
No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS
144). FAS 144 clarifies when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of." The company will be required to adopt FAS 144 in 2002. The adoption of FAS 144 is not expected to have a significant effect on the company's consolidated operations, financial position or cash flows.

NOTE 2 - LONG-TERM DEBT

   Long-term debt is as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                               2001         2000
                                                              --------    --------
    Mortgage note secured by land and building with
      a net book value of $355,000 at December 31, 2001
      Monthly principal payments of $3,333 plus interest
      at 1% over the prime rate through November 2003         $ 76,719    $116,715

    Mortgage note secured by land and building with a
      net book value of $623,000 at December 31, 2001
      Monthly principal payments of $2,667 plus interest
      at 1% over the prime rate through November 2003           61,281      93,284

    Development and equipment loan secured by assets
      of DCA of Vineland and land and building with
      a total net book value of $1,542,000 at
      December 31, 2001. Interest of 8.75% through
      December 2, 2001; 1 1/2% over the prime rate
      thereafter.  Monthly payments of interest only
      through December 2, 2001; thereafter, monthly
      principal payments of $2,917 plus interest with
      remaining balance due September 2, 2003                  700,000     700,000

    Mortgage note secured by land and building with a
      net book value of $940,000 at December 31, 2001
      Monthly payments of $6,800 including principal and
      interest at 8.29% commencing May 2001, with
      remaining balance due April 2006                         775,842          --



                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - LONG-TERM DEBT--CONTINUED

                                                                    DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------  ----------
    Equipment financing agreement secured by equipment
      with a net book value of $1,588,000 at December 31,
      2001.Monthly payments totaling $28,426 as of
      December 31, 2001, including principal and interest,
      as described below, pursuant to various schedules
      extending through August 2006 with interest at
      rates ranging from 4.14% to 10.48%                       1,678,067   1,140,260
                                                              ----------  ----------
                                                               3,291,909   2,050,259
      Less current portion                                       357,000     295,031
                                                              ----------  ----------
                                                              $2,934,909  $1,755,228
                                                              ==========  ==========


   The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1 1/2% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on the company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings are subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $700,000 at December 31, 2001 and December 31, 2000.

   In April 2001, the company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29%. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the company's parent, Medicore. The remaining principal balance under this mortgage amounted to approximately $776,000 at December 31, 2001.

   The equipment financing agreement provides financing for kidney dialysis machines for the company's dialysis facilities in Pennsylvania, New Jersey and Georgia. Additional financing totaled approximately $387,000 in 1999, $525,000 in 2000 and $752,000 in 2001. Payments under the agreement are pursuant to various schedules extending through August 2006. Payments under most schedules begin one year after commencement of the financing which would increase monthly payments from $28,426 as of December 31, 2001 to $50,825 if all payments had commenced as of that date. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,678,000 at December 31, 2001 and $1,140,000 at December 31, 2000.

   The prime rate was 4.75% as of December 31, 2001 and 9.50% as of December 31, 2000.

   Scheduled maturities of long-term debt outstanding at December 31, 2001 are approximately: 2002-$357,000; 2003-$1,211,000; 2004-$502,000; 2005-$356,000,
2006-$866,000. Interest payments on the above debt amounted to approximately $152,000 in 2001, $84,000 in 2000 and $54,000 in 1999, respectively.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 2 - LONG-TERM DEBT--CONTINUED

   The company's various mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, rent commitments, additional indebtedness and prohibit issuance or redemption of capital stock and require maintenance of certain financial ratios.

NOTE 3 - INCOME TAXES

   The company files separate federal and state income tax returns.

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets are as follows:

   The company has equity positions in seven Limited Liability Companies ("LLC's"), each possessing a finite life. Based on their limited liability status, its members are not liable for the LLC's debts, liabilities, or obligations. Each LLC has complied with the criteria for tax treatment as a partnership. As a result, taxable income or loss is to be reported on each member's respective tax returns. Losses attributable to the company's equity position in these LLC's has been included as a component of retained earnings as of December 31, 2001.

                                                              DECEMBER 31,
                                                        -----------------------
                                                           2001          2000
                                                        ---------     ---------
         Deferred tax liabilities:
           Depreciation and amortization                $      --     $      --
                                                        ---------     ---------
                 Total deferred tax liabilities                --            --
         Deferred tax assets:
           Depreciation and amortization                  199,500         9,000
           Accrued expenses                                77,000        53,000
           Bad debt allowance                             280,500       107,000
                                                        ---------     ---------
                 Subtotal                                 557,000       169,000
         State Net operating loss carryforwards            78,000       271,000
                                                        ---------     ---------
                 Total deferred tax assets                635,000       440,000
         Valuation allowance for deferred tax assets     (217,000)     (440,000)
                                                        ---------     ---------
         Net deferred tax asset                           418,000            --

         Net deferred taxes                             $ 418,000     $      --
                                                        =========     =========

   A valuation allowance was provided that fully offsets the deferred tax assets recorded at December 31, 2000 as management believed that it was more likely than not that, based on the weight of the available evidence, the deferred tax asset would not be realized.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 3--INCOME TAXES--CONTINUED

  Significant components of the income tax provision (benefit) are as follows:

                                                                   2001           2000          1999
                                                                ---------      ---------      ---------
        Current:
         Federal                                                $ 360,000      $ (85,709)     $(324,720)
         State                                                    138,078         55,422         32,258
                                                                ---------      ---------      ---------
                                                                  498,078        (30,287)      (292,462)
                                                                =========      =========      =========

        Deferred:
         Federal                                                 (390,583)            --             --
         State                                                    (27,417)            --             --
                                                                ---------      ---------      ---------
                                                                 (418,000)            --             --
                                                                ---------      ---------      ---------
                                                                $  80,078      $ (30,287)     $(292,462)
                                                                =========      =========      =========

   The reconciliation of income tax attributable to income (loss) before income taxes computed at the U.S. federal statutory rate to income tax expense (benefit) is:


                                                                        YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   2001           2000          1999
                                                                ---------      ---------      ---------
        Statutory tax rate (34%) applied to income (loss)
         before income taxes                                    $ 323,015      $(136,032)     $(325,395)
        Adjustments due to:
         State taxes, net of federal benefit                       57,003         36,578         21,290
         Change in valuation allowance                           (223,000)       243,000        117,000
         Non-deductible items                                       8,146             --          3,395
         Prior year tax return accrual adjustment                     --        (173,833)      (108,752)
         Other                                                    (85,086)            --             --
                                                                ---------      ---------      ---------
                                                                $  80,078      $ (30,287)     $(292,462)
                                                                =========      =========      =========


   Income tax (refunds) payments were approximately $123,000 in 2001, $(395,000) in 2000 and $223,000 in 1999.

NOTE 4 - TRANSACTIONS WITH PARENT

   The parent provides certain financial and administrative services to the company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $200,000 for the years ended December 31, 2001, 2000 and 1999.

   As of December 31, 2001 and December 31, 2000, the company had an intercompany advance receivable from the parent of approximately $201,000 and $414,000, respectively, which bore interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $14,000, $13,000 and $2,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Interest is included in the intercompany advance balance. The company has agreed not to require repayment of the intercompany advance receivable from the parent prior to January 1, 2003, and therefore, the advance has been classified as long-term at December 31, 2001.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 4 - TRANSACTIONS WITH PARENT--CONTINUED

   In January, March and August, 2000, we loaned an aggregate of $2,200,000 to our parent at an annual interest rate of 10%, with a substantial portion of the loan and accrued interest scheduled to be repaid on January 26, 2001. These funds were loaned by our parent to LGP, a private company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. Our parent also acquired an approximately 11% interest in LGP. We extended the maturity of the loans to our parent, as it did with LGP, in consideration for which we received 100,000 shares of common stock of LGP, increasing our ownership in LGP to 400,000 shares, with a cost basis of approximately $140,000 resulting from a write-off of a note secured by 300,000 LGP shares, which is included in deferred expenses and other assets. Interest income on the notes receivable from the parent, which have the same terms as the parent's loans to LGP, amounted to approximately $109,000 for 2001, all of which was earned during the first half of 2001, and $186,000 for the year ended December 31, 2000.

   In May 2001, our parent paid us $215,000, representing $200,000 of the loan with $15,500 of accrued interest. In June 2001, our parent repaid to us the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

NOTE 5 - OTHER RELATED PARTY TRANSACTIONS

   For the years ended December 31, 2001, 2000 and 1999, respectively, the company paid premiums of approximately $133,000, $114,000 and $161,000 for insurance obtained through two persons, one a director of the parent, and the other a relative of an officer and director of the company and the parent.

   For the years ended December 31, 2001, 2000 and 1999, respectively, legal fees of $144,000, $133,000 and $132,000 were paid to an attorney who acts as general counsel and Secretary for the company and the parent and who is a director of the parent.

   In May 2002, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President's stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $4,000 for 2001. This loan and the related accrued interest of $4,000 have been included in prepaid expenses and other current assets at December 31, 2001.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 6 - STOCK OPTIONS

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

   In April 1999, the company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In 1999, the company recorded expense of $153,000 on 340,000 of these options pursuant to FAS 123 and APB 25. In April 2000, the 340,000 one year options were exercised for which the company received cash payment of the par value and the balance in three-year promissory notes with interest at 6.2%.

   On January 2, 2001, the company's board of directors granted to the company's president an option for 165,000 shares exercisable at $1.25 per share for five years from vesting with 33,000 options vesting January 2001 and 33,000 options vesting January 1 for each of the next four years.

   Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2001 and 1999, respectively: risk-free interest rate of 5.75% and 5.65% no dividend yield; volatility factor of the expected market price of the company's common stock of 1.15 and .95, and a weighted-average expected life of 4 years and 1.9 years.

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


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 6 - STOCK OPTIONS--CONTINUED

   For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period with one fifth of the 2001 options vesting during 2001. Since the April 1999 options vested immediately, the company's pro forma disclosure recognized expense upon issuance of the options. No pro forma information is provided for 2000 as no options were granted during that year. The company's pro forma information follows:

                                                    2001            1999
                                                 ---------      -----------
         Pro forma net income (loss)             $ 773,021      $  (958,759)
                                                 =========      ===========
         Pro forma earnings (loss) per share         $.20            $(.28)
                                                     ====            =====

   A summary of the company's stock option activity and related information for the years ended December 31 follows:

                                            2001                          2000                       1999
                                            ----                          ----                       ----
                                                  WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                                   AVERAGE                     AVERAGE                    AVERAGE
                                     OPTIONS    EXERCISE PRICE     OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE
                                     -------    --------------     -------   --------------   -------   --------------
Outstanding-beginning of year        465,000                       809,500                     19,500
Granted                              165,000       $1.25               ---                    800,000       $1.25
Cancellations                             --                           ---                         --
Exercised                                 --                      (340,000)      $1.25             --
Expired                                   --                        (4,500)       1.50        (10,000)       3.50
                                     -------                       -------                    -------
Outstanding-end of year              630,000                       465,000                    809,500
                                     =======                       =======                    =======
Outstanding and exercisable
 at end of year:
 January 2001 options                 33,000        1.25
 April 1999 options                  460,000        1.25           460,000        1.25        800,000        1.25
 November 1995 options                    --                            --                      4,500        1.50
  June 1998 options                    5,000        2.25             5,000        2.25          5,000        2.25
                                     -------                       -------                    -------
                                     498,000                       465,000                    809,500
                                     =======                       =======                    =======
Weighted-average fair value of
 options granted during the year       $.43                         $--                        $.59
                                       ====                         ====                       ====

   The remaining contractual life at December 31, 2001 is 2.3 years for 460,000 options issued in April 1999 and 1.4 years for the 5,000 options issued in June 1998. The remaining contractual life for the January 2001 options is 4 years for the 33,000 options which vested January 2001 and 6 years, 7 years, 8 years and 9 years for the 33,000 options vesting January 2002, January 2003, January 2004 and January 2005, respectively.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 6 - STOCK OPTIONS--CONTINUED

   The company has 765,000 shares reserved for future issuance, including: 5,000 shares for the June 1998 options; 460,000 shares for the April 1999 options and 165,000 shares for the January 2001 options.

NOTE 7 - COMMON STOCK

   Pursuant to a 1996 public offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters overallotment option, and 2,300,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining options expired. During 2000, approximately 170,000 warrants were exercised with net proceeds to the company of approximately $765,000. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through their expiration on April 16, 2001 with the underlying warrants being substantially identical to the public warrants except that they are exercisable at $5.40 per share.

NOTE 8 - COMMITMENTS

   The company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 2001 are approximately:
2002-$466,000; 2003-$435,000; 2004-$340,000; 2005-$260,000; 2006-$221,000;
thereafter-$694,000. Total rent expense was approximately $316,000, $218,000 and $173,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

   Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company has made no contributions under this plan as of December 31, 2001.

NOTE 9 - REPURCHASE OF COMMON STOCK

   In September 2000, the company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices. The company repurchased and cancelled approximately 77,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000, and a total of approximately 93,000 shares at a cost of approximately $98,000 during 2001.

NOTE 10 - CAPITAL EXPENDITURES

   Capital expenditures were as follows:

                                 2001                2000              1999
                                 ----                ----              ----
                             $1,985,000          $1,933,000         $1,203,000
                             ==========          ==========         ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 11 - ACQUISITION OF MINORITY INTEREST

   In August 2001,the company acquired the 30% minority interest in DCA of So. Ga., LLC, for $600,000 of which $300,000 was paid in cash and $300,000 is payable in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. Subsequent to this acquisition, DCA of So. Ga. will continue to be included in the company's consolidated condensed statement of operations; however, minority interest in DCA of So. Ga.'s results of operations will not be recorded subsequent to the company's acquisition of the minority interest. The party from which the company acquired the minority interest has an agreement to act as medical director of another of the company's subsidiaries. If this party should fail to satisfy the terms of that agreement, the purchase price of the 30% minority interest in DCA of So. Ga. would be reduced to $300,000. See Note 1.


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIALYSIS CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
DECEMBER 31, 2001


----------------------------------------------  -------------  ----------------------------- -------------- -------------
            COL. A                                  COL. B               COL. C                 COL. D         COL. E
----------------------------------------------  -------------  ----------------------------- -------------- -------------
                                                                Additions
                                                               (Deductions)   Additions
                                                                 Charged      Charged to
                                                   Balance at  (Credited)       Other        Other Changes     Balance
                                                   Beginning     to Cost       Accounts       Add (Deduct)    at End of
       Classification                              Of Period   and Expenses    Describe        Describe        Period
----------------------------------------------  -------------  ------------ ---------------- -------------- -------------
YEAR ENDED DECEMBER 31, 2001:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable accounts             $ 306,000    $ 659,000                    $(238,000)(1)   $ 727,000
  Valuation allowance for deferred tax asset         440,000     (223,000)                          --         217,000
                                                   ---------    ---------                    ---------       ---------
                                                   $ 746,000    $ 436,000                    $(238,000)      $ 944,000
                                                   =========    =========                    =========       =========
YEAR ENDED DECEMBER 31, 2000:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable accounts             $ 237,000    $ 192,000                    $(123,000)(1)   $ 306,000
  Valuation allowance for deferred tax asset         197,000      243,000                           --         440,000
                                                   ---------    ---------                    ---------       ---------
                                                   $ 434,000    $ 435,000                    $(123,000)      $ 746,000
                                                   =========    =========                    =========       =========
YEAR ENDED DECEMBER 31, 1999:
 Reserves and allowances deducted
  from asset accounts:
  Allowance for uncollectable accounts             $ 144,000    $  98,000                    $  (5,000)(1)   $ 237,000
  Valuation allowance for deferred tax asset          80,000      117,000                           --         197,000
                                                   ---------    ---------                    ---------       ---------
                                                   $ 224,000    $ 215,000                    $  (5,000)      $ 434,000
                                                   =========    =========                    =========       =========


   (1) Uncollectable accounts written off, net of recoveries.