Form 10-Q
period 2002-03-31
DIALYSIS CORP OF AMERICA
filed 2002-05-14
CIK 201653

FORM 10--Q

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

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

Yes [X] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,887,344 shares as of April 30, 2002.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                ------------------------------------------------

                                   INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 2002 and March 31, 2001 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income for the three months ended March 31, 2002 and March 31, 2001.

     2) Consolidated Condensed Balance Sheets as of March 31, 2002 and December 31, 2001.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001.

     4) Notes to Consolidated Condensed Financial Statements as of March 31,
        2002.

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

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
Revenues:
  Medical service revenue                           $5,488,045     $3,796,149
  Interest and other income                            117,794        123,917
                                                    ----------     ----------
                                                     5,605,839      3,920,066

Cost and expenses:
  Cost of medical services                           3,394,661      2,460,359
  Selling, general and administrative expenses       1,731,349      1,138,486
  Provision for doubtful accounts                      185,414         73,371
  Interest expense                                      54,318         38,912
                                                    ----------     ----------
                                                     5,365,742      3,711,128
                                                    ----------     ----------
Income before income taxes, minority interest
   and equity in affiliate earnings (loss)             240,097        208,938

Income tax provision                                   118,735         17,821
                                                    ----------     ----------

Income before minority interest and equity in
   affiliate earnings (loss)                           121,362        191,117

Minority interest in income
   of consolidated subsidiaries                          6,168            ---

Equity in affiliate earnings (loss)                     46,704        (41,155)
                                                    ----------     ----------

Net income                                          $  161,898     $  149,962
                                                    ==========     ==========

Earnings per share:
  Basic                                                $.04           $.04
                                                       ====           ====
  Diluted                                              $.04           $.04

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       2002          2001(A)
                                                    ----------    ------------
                                                    (Unaudited)

                    ASSETS
Current assets:
  Cash and cash equivalents                         $ 1,432,902    $ 2,479,447
  Accounts receivable, less allowance
   of $764,000 at March 31, 2002;
   $727,000 at December 31, 2001                      4,092,979      4,019,578
  Inventories                                           815,533        739,121
  Deferred income taxes                                 252,000        252,000
  Prepaid expenses and other current assets             627,139        640,283
                                                    -----------    -----------
        Total current assets                          7,220,553      8,130,429

Property and equipment:
  Land                                                  376,211        376,211
  Buildings and improvements                          2,238,642      2,221,406
  Machinery and equipment                             4,446,154      4,361,046
  Leasehold improvements                              2,360,597      2,244,612
                                                    -----------    -----------
                                                      9,421,604      9,203,275
  Less accumulated depreciation and amortization      3,098,629      2,852,739
                                                    -----------    -----------
                                                      6,322,975      6,350,536
Goodwill                                                523,140        523,140
Advances to parent                                      149,755        200,728
Deferred income taxes                                   166,000        166,000
Deferred expenses and other assets                      369,037        312,600
                                                    -----------    -----------
                                                    $14,751,460    $15,683,433
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   932,751    $ 1,605,136
  Accrued expenses                                    1,623,651      1,529,844
  Current portion of long-term debt                     452,000        357,000
  Income taxes payable                                      ---        455,000
  Payable subsidiary minority interest acquisition      300,000        300,000
                                                    -----------    -----------
        Total current liabilities                     3,308,402      4,246,980

Long-term debt, less current portion                  2,773,448      2,934,909
Minority interest in subsidiaries                        22,351         16,183

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized
    20,000,000 shares; issued and outstanding
    3,887,344 shares at March 31, 2002 and
    December 31, 2001                                    38,873         38,873
  Capital in excess of par value                      5,186,580      5,186,580
  Retained earnings                                   3,843,406      3,681,508
  Notes receivable from options exercised              (421,600)      (421,600)
                                                    -----------    -----------
        Total stockholders' equity                    8,647,259      8,485,361
                                                    -----------    -----------
                                                    $14,751,460    $15,683,433
                                                    ===========    ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission in March 2002.

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
Operating activities:
  Net income                                        $   161,898    $   149,962
  Adjustments to reconcile net income to net cash
     used in operating activities:
   Depreciation                                         254,231        182,771
   Amortization                                           1,162            583
   Bad debt expense                                     185,414         73,371
   Minority interest                                      6,168            ---
   Equity in affiliate (earnings) loss                  (46,704)        41,155
   Increase (decrease) relating to operating
      activities from:
    Accounts receivable                                (258,815)      (942,840)
    Inventories                                         (76,412)       (95,383)
    Prepaid expenses and other current assets            13,144       (161,586)
    Accounts payable                                   (672,385)       (82,169)
    Accrued expenses                                     93,808        343,862
    Income tax payable                                 (455,000)        18,987
                                                    -----------    -----------
        Net cash used in operating activities          (793,491)      (471,287)

Investing activities:
  Loan to subsidiary medical director practice              ---        (20,000)
  Additions to property and equipment, net of
    minor disposals                                    (226,670)      (113,016)
  Investment in affiliate                                   ---       (123,011)
  Deferred expenses and other assets                    (10,896)        (2,831)
                                                    -----------    -----------
        Net cash used in investing activities          (237,566)      (258,858)

Financing activities:
  Decrease in advances to parent                         50,973         64,914
  Repurchase of stock                                       ---        (63,347)
  Payments on long-term debt                            (66,461)       (57,075)
                                                    -----------    -----------
        Net cash used in financing activities           (15,488)       (55,508)
                                                    -----------    -----------

Decrease in cash and cash equivalents                (1,046,545)      (785,653)

Cash and cash equivalents at beginning of period      2,479,447        793,666
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 1,432,902    $     8,013
                                                    ===========    ===========

See notes to consolidated condensed financial statements.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated condensed financial statements include the accounts of Dialysis Corporation of America ("DCA") and its subsidiaries, collectively referred to as the "company". All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 62% owned subsidiary of Medicore, Inc. (the "parent"). See Note 5.

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

     The company's principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

Interest and Other Income

     Interest and other income is comprised as follows:

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
     Rental income                                  $  42,570      $  41,545
     Interest income from Medicore                      1,108         58,697
     Interest income                                   12,773         13,185
     Management fee income                             51,160          6,415
     Other income                                      10,183          4,075
                                                    ---------      ---------
                                                    $ 117,794      $ 123,917
                                                    =========      =========

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months ended March 31, 2001 as a result of exercise prices, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                      Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                       2002           2001
                                                       ----           ----
     Net income                                     $  161,898     $  149,962
                                                    ==========     ==========
     Weighted average shares-denominator
       basic computation                             3,887,344      3,979,844
     Effect of diluted stock options                   436,047            ---
                                                    ----------     ----------
     Weighted average shares, as
       adjusted-denominator diluted                  4,323,391      3,979,844
                                                    ==========     ==========

     Earnings per share:
     Basic                                             $.04           $.04
                                                       ====           ====
     Diluted                                           $.04           $.04
                                                       ====           ====

     The company has various potentially dilutive securities, including stock options. See Note 6.

Comprehensive Income

     Comprehensive income consists of net income for the three months ended March 31, 2002, and for the same period of the preceding year.

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:


                                                     March 31,    December 31,
                                                       2002           2001
                                                    ---------      ---------
     Vendor volume discounts receivable             $ 214,953      $ 209,649
     Receivable from affiliate                         51,160        115,715
     Officer loan receivable                          101,670         98,956
     Other                                            259,356        215,963
                                                    ---------      ---------
                                                    $ 627,139      $ 640,283
                                                    =========      =========

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Accrued Expenses

     Accrued expenses is comprised as follows:

                                                     March 31,    December 31,
                                                       2002           2001
                                                    ---------      ---------
     Accrued compensation                           $  464,674     $  590,875
     Due to insurance companies                        788,469        671,935
     Other                                             370,508        267,034
                                                    ----------     ----------
                                                    $1,623,651     $1,529,844
                                                    ==========     ==========

Revenue Recognition

     The company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Medical service revenues are recorded as services are rendered.

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standard No. 142 (FAS 142), since the company's goodwill was acquired after June 30, 2001, it will not be amortized but will be subject to impairment testing under FAS 142 commencing in 2002. See New Pronouncements below and Note 9.

New Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had no effect on the company's consolidated financial statements. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2002, the provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interest in August 2001 will not be amortized and will be subject to the impairment testing provisions of FAS 142 commencing in 2002, prior to which it was be subject to the impairment provisions of Accounting Principals Board Opinion No. 17, "Intangible Assets," and FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." The company is evaluating the impact of the impairment testing required by FAS 142, but does not expect that it will have a material impact on its consolidated results of operations, financial position or cash flows. See Note 9.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144). FAS 144 clarifies when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of." The company is required to adopt FAS 143 and FAS 144 in 2002. The company but does not expect that FAS 143 and FAS 144 will have a material impact on its consolidated results of operations, financial position or cash flows.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months ended March 31, 2002 and March 31, 2001 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary
to present fairly the earnings for such periods.   Operating results for the
three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's audited financial statements for the year ended December 31, 2001.

NOTE 3--LONG-TERM DEBT

     In December 1988, the company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $53,000 and $61,000 at March 31, 2002 and December 31, 2001, respectively. Also in December 1988, the company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $67,000 and $77,000 at March 31, 2002 and December 31, 2001, respectively.

     The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1.5% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on the company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $688,000 at March 31, 2002 and $700,000 at December 31, 2001.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

     In April 2001, the company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest initially at 8.29% which was revised to 7.59% in March 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the company's parent. The remaining principal balance under this mortgage amounted to approximately $771,000 at March 31, 2002 and $776,000 at December 31, 2001.

     The company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006.
Financing under this agreement represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,646,000 and $1,678,000 at March 31, 2002 and December 31, 2001,
respectively.

     The prime rate was 4.75% as of March 31, 2002 and December 31, 2001.

     Interest payments on debt amounted to approximately $57,000 for the three months ended March 31, 2002 and $26,000 for the same period of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     Income tax payments amounted to approximately $543,000 for the three months ended March 31, 2002 and $1,000 for the same period of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The parent provides certain financial and administrative services to the company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the parent totaled approximately $50,000 for the three months ended March 31, 2002, and for the same period of the preceding year.

     The company had an intercompany advance receivable from the parent of approximately $150,000 and $201,000 at March 31, 2002 and December 31, 2001, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $1,000 for the three months ended March 31, 2002 and $4,000 for the same period of the preceding year. Interest is included in the intercompany advance balance. The company has agreed not to require repayment of the intercompany advance receivable balance prior to April 1, 2003; therefore, the advance has been classified as long-term at March 31, 2002.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 5--TRANSACTIONS WITH PARENT--Continued

     In January, March and August, 2000, the company loaned an aggregate of $2,200,000 to our parent at an annual interest rate of 10%, with a substantial portion of the loan and accrued interest scheduled to be repaid on January 26, 2001. These funds were loaned by our parent to Linux Global Partners, Inc. ("LGP"), a private company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. Our parent also acquired an approximately 11% interest in LGP. The company extended the maturity of the loans to our parent, as our parent did with LGP, in consideration for which we received 100,000 shares of common stock of LGP, increasing our ownership in LGP to 400,000 shares, with a cost basis of approximately $140,000 resulting from a write-off of a note secured by 300,000 LGP shares, which is included in deferred expenses and other assets. Interest income on the notes receivable from our parent, which had the same terms as the parent's loans to LGP, amounted to approximately $54,000 for the three months ended March 31, 2001. In May 2001, our parent paid us $215,500, representing $200,000 of the loan with $15,500 of accrued interest. In June 2001, our parent repaid to us the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

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

     In September 2001, the board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006 to certain officers, directors and key employees. 15,000 of the options vested immediately with the remaining 60,000 options to vest 15,000 options each September 5 commencing September 5, 2002.

     In March 2002, the board of directors granted a five-year option for 30,000 shares exercisable at $3.15 per share through February 28, 2007 to an officer. The options vest 7,500 each February 28 from 2003 through 2006.

NOTE 7--REPURCHASE OF COMMON STOCK

     In September 2000, the company announced its intent to repurchase up to an additional 300,000 shares of its common stock at current market prices. The company repurchased and cancelled approximately 77,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000, and repurchased and cancelled an additional 67,000 shares in the first quarter of 2001 at a cost of approximately $63,000. Total repurchases during 2001 were approximately 93,000 shares at a cost of approximately $98,000.

                  DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               March 31, 2002
                                 (Unaudited)

NOTE 8--COMMITMENTS AND CONTINGENCIES

     The company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The company has made no contributions under this plan as of March 31, 2002.

NOTE 9--ACQUISITION OF MINORITY INTEREST

     In August 2001, the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000 of which $300,000 was paid in cash and $300,000 is payable in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from which the company acquired the minority interest has an agreement to act as medical director of another of the company's subsidiaries. If this party should fail to satisfy the terms of that agreement, the purchase price of the 30% minority interest in DCA of So. Ga. would be reduced to $300,000. See Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide the investor with a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. In conjunction with our discussion of MD&A, shareholders should read the company's consolidated condensed financial statements, including the notes, contained in this Quarterly Report on Form 10-Q.

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and believes" and such words and terms of similar substance used in connection with any discussions of future operations or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Annual Report on Form 10-K (Item 1, "Business"), as filed with the SEC and provided to our shareholders. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

     Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through its 12 outpatient dialysis centers, plus an additional center in which it holds a minority interest, and through its acute inpatient dialysis services agreements with hospitals, provides dialysis treatments to the hospital's dialysis patients. We also provide homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration of EPO.

     Approximately 59% of our medical revenues are derived from Medicare and Medicaid reimbursement with rates established by the Center for Medicare and Medicaid Services ("CMS"), and which rates are subject to legislative changes. Over the last two years, Medicare rates have slightly increased, but are not related to the increasing costs of operations. Dialysis is typically reimbursed at higher rates from private payors, such as the patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

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

     Our growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop these new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with greater personnel and financial resources who have a significant advantage in acquiring and/or developing facilities in areas targeted by us. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base until they mature.

Results of Operations

     Medical service revenues increased approximately $1,692,000 (45%) for the three months ended March 31, 2002, compared to the same period of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $311,000; including revenues of approximately $113,000 for our new Mechanicsburg center which commenced operations in January 2002, increased revenues of approximately $262,000 for our New Jersey centers; and increased revenues of approximately $1,091,000 for our Georgia centers, two of which became operational in the third quarter of 2001.

     Interest and other income decreased by approximately $6,000 for the three months ended March 31, 2002, compared to the same period of the preceding year. This decrease includes a decrease in interest from our parent of $58,000 including interest on a note receivable and an advance receivable with the decrease due primarily to our parent's repayment of the note, an increase in management fee income of $45,000 pursuant to a Management Services Agreement with our 40% owned Toledo, Ohio affiliate, an increase in miscellaneous other income of $6,000 and an increase in rental income of $1,000. In spite of an increase in average invested funds, interest income other than interest from our parent was approximately the same for the three months ended March 31, 2002 as for the same period of the preceding year due to a decrease in average interest rates. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services as a percentage of medical service revenue decreased to 62% for the three months ended March 31, 2002 compared to 65% for the same period of the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

     Selling, general and administrative expenses, increased by approximately $593,000 for the three months ended March 31, 2002, compared to the same period of the preceding year. This increase reflects operations of our new dialysis centers in Georgia and Pennsylvania as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses, as a percent of medical service revenues amounted to approximately 32% for the three months ended March 31, 2002, compared to 30% for the same period of the preceding year, primarily as a result of additional support activities.

     Provision for doubtful accounts increased approximately $112,000 for the three months ended March 31, 2002 compared to the same period of the preceding year as a result of expanded operations. The provision amounted to 3% of sales for the three months ended March 31, 2002 compared to 2% for the same period of the preceding year. This increase reflects different collectibility levels associated with the company's operations in different geographic areas, such as our expanded Georgia operations and with new centers, such as our Mechanicsburg, Pennsylvania center.

     Although operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Interest expense increased by approximately $15,000 for the three months ended March 31, 2002, compared to the same period of the preceding year primarily as a result of additional equipment financing agreements, and our April, 2001 Georgia mortgage with the effect of the increased borrowings offset somewhat by lower interest rates.

     The prime rate was 4.75% at March 31, 2002 and December 31, 2001.

     Equity in affiliate earnings (loss) represents equity in the results of operations of our Ohio affiliate, in which we have a 40% ownership interest. This dialysis center, which commenced operations in February, 2001, was profitable for the first quarter of 2002, but operated at a loss for the same period of the preceding year.

Liquidity and Capital Resources

     Working capital totaled $3,912,000 at March 31, 2002, which reflected an increase of approximately $ 29,000 (1%) during the three months ended March 31, 2002. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,047,000, including net cash used in operating activities of $793,000 (which is largely related to the decreases in accounts payable and income taxes payable from substantial payments in the first quarter of 2002), net cash used in investing activities of $238,000 (mostly additions to property and equipment) and net cash used in financing activities of $16,000 (including a decrease in advances to our parent of $51,000, and debt repayments of $66,000).

     We have mortgages with a Maryland bank on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $114,000 at March 31, 2002, and $138,000 at December 31, 2001. The bank has liens on our real and personal property, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated competitive Maryland dialysis center continues to lease space from us in our Maryland building. The Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary. This loan which is guaranteed by the company and secured by that subsidiary's personal property exclusive of its dialysis equipment had an outstanding balance of $688,000 at March 31, 2002 and $700,000 at December 31, 2001. In April 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding balance of $771,000 at March 31, 2002 and $776,000 at December 31, 2001. We have an equipment financing agreement for kidney dialysis machines for our facilities, which has an outstanding balance of approximately $1,646,000 at March 31, 2002, and $1,678,000 at December 31, 2001. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is usually more expensive than construction, although acquisition would provide us with an immediate ongoing operation. We presently plan to expand our operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations typically takes four to six months and usually 12 months or longer to generate income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

     We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion requires capital. We opened our eleventh center in Mechanicsburg, Pennsylvania in January 2002 and acquired a center in Royston, Georgia in April 2002 for $550,000. We are in the planning stages for two new centers, one in Ohio and one in Maryland. We are presently in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

     In 2000, we loaned an aggregate of $2,200,000 to our parent, at an annual interest rate of 10%, which our parent loaned to LGP. After several extensions of the January 26, 2001 maturity date, in consideration for which we received 100,000 additional LGP shares, in May, 2001, Medicore paid us $215,000, representing $200,000 of principal plus accrued interest, and in June, 2001, Medicore paid us the remaining $2,000,000 in loans along with approximately $279,000 of accrued interest. See Note 5 to "Notes to Consolidated Condensed Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of our company and our parent, of which company he is also the President, is a director of LGP.

     In September, 2000, the company announced its intent to repurchase up to approximately 300,000 of its outstanding shares. Approximately 93,000 shares were repurchased for cancellation at a cost of $98,000 during 2001, with total repurchases for cancellation of 170,000 shares with a cost of $163,000 since September, 2000. See Note 7 to "Notes to Consolidated Condensed Financial Statements."

     We believe that current levels of working capital and available financing alternatives will enable us to meet our liquidity demands for at least the next twelve months as well as expand our dialysis facilities and thereby our patient base.

New Accounting Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144). The adoption of the new accounting pronouncements is not expected to have a significant effect on the company's results of consolidated operations, financial position or cash flows. See Notes 1 and 9 to "Notes to Consolidated Condensed Financial Statements."

Critical Accounting Policies

     The company has significant accounting policies relating to estimates and revenue recognition as more fully described in Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities of which we held approximately $700,000 at March 31, 2002.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations which totaled $808,000 at March 31, 2002.

     We have exposure to both rising and falling interest rates. A 1/4% decrease in rates on our investments in government securities as of March 31, 2002 and a 1% increase in rates on our mortgage debt as of March 31, 2002 would have resulted in a negative impact of approximately $2,000 on our results of operations for the first quarter of 2002.

     We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

                             PART II -- OTHER INFORMATION
                             ----------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

     (a) Exhibits

         Part I Exhibits

            None

         Part II Exhibits

            (99) Additional Exhibits

                 (i) Lease between Dialysis Corporation of America and Dr. Gerald S. Light dated February 15, 2002.

     (b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                          /s/  DANIEL R. OUZTS
                                       By:--------------------------------
                                          DANIEL R. OUZTS, Vice President,
                                          Chief Accounting Officer and
                                          Treasurer

Dated: May 14, 2002