Form 10-Q
period 2002-06-30
DIALYSIS CORP OF AMERICA
filed 2002-07-31
CIK 201653

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527
                       ------

                        DIALYSIS CORPORATION OF AMERICA
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                        59-1757642
          -------                                        ----------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

 1344 Ashton Road, Hanover, Maryland                        21076
------------------------------------                     ------------
(Address of principal executive offices)                 (Zip Code)

                                 (410) 694-0500
                            -------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] or No[ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,887,344 shares as of July 31, 2002.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                ------------------------------------------------

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 2002 and June 30, 2001 include the accounts of the Registrant and its subsidiaries.

Item  1.     Financial  Statements
--------     ---------------------

     1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 2002 and June 30, 2001.

     2) Consolidated Condensed Balance Sheets as of June 30, 2002 and December 31, 2001.

    3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 and June 30, 2001.

     4)     Notes  to Consolidated Condensed Financial Statements as of June 30,
            2002.

Item  2.    Management's  Discussion  and  Analysis  of Financial Condition and
--------    Results  of  Operations
            -------------------------------------------------------------------


Item  3.    Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------    ----------------------------------------------------------------


PART  II  --  OTHER  INFORMATION
--------      ------------------

Item 1.       Legal Proceedings
--------      -------------------

Item  4.      Submission  of  Matters to  a  Vote  of  Security  Holders
--------      ----------------------------------------------------------

Item  6.      Exhibits  and  Reports  on  Form  8-K
--------      -------------------------------------

                        PART I  --  FINANCIAL INFORMATION
                        ---------------------------------

ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------



                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                                -----------------------  ------------------------
                                                   2002        2001         2002         2001
                                                ----------  -----------  -----------  -----------
Revenues:
Medical service revenue                         $6,315,478  $4,299,145   $11,803,523  $8,095,294
Interest and other income                          102,052     140,209       219,846     264,126
                                                ----------  -----------  -----------  -----------
                                                 6,417,530   4,439,354    12,023,369   8,359,420
Cost and expenses:
Cost of medical services                         3,717,051   2,803,140     7,111,712   5,263,499
Selling, general and administrative expenses     1,850,539   1,286,185     3,581,888   2,424,671
Provision for doubtful accounts                    241,591     121,682       427,005     195,053
Interest expense                                    57,520      58,842       111,838      97,754
                                                ----------  -----------  -----------  -----------
                                                 5,866,701   4,269,849    11,232,443   7,980,977
                                                ----------  -----------  -----------  -----------

Income before income taxes, minority interest
   and equity in affiliate earnings (loss)         550,829     169,505       790,926     378,443

Income tax provision                               211,087      62,303       329,822      80,124
                                                ----------  -----------  -----------  -----------

Income before minority interest and equity in
   affiliate earnings (loss)                       339,742     107,202       461,104     298,319

Minority interest in income
   Of consolidated subsidiaries                     14,709      48,453        20,877      48,453

Equity in affiliate earnings (loss)                 13,621      (5,236)       60,325     (46,391)
                                                ----------  -----------  -----------  -----------

 Net income                                     $  338,654  $   53,513   $   500,552  $  203,475
                                                ==========  ===========  ===========  ===========

Earnings per share:
 Basic                                          $      .09  $      .01   $       .13  $      .05
                                                ==========  ===========  ===========  ===========
 Diluted                                        $      .08  $      .01   $       .11  $      .05
                                                ==========  ===========  ===========  ===========


See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      JUNE 30,     DECEMBER 31,
                                                        2002         2001(A)
                                                    ------------  --------------
                           ASSETS                    (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $ 1,772,209   $   2,479,447
  Accounts receivable, less allowance
   Of $860,000 at June 30, 2002;
   $727,000 at December 31, 2001                      3,925,662       4,019,578
  Inventories                                           718,483         739,121
  Deferred income taxes                                 252,000         252,000
  Prepaid expenses and other current assets             981,844         640,283
                                                    ------------  --------------
             Total current assets                     7,650,198       8,130,429

Property and equipment:
  Land                                                  376,211         376,211
  Buildings and improvements                          2,284,632       2,221,406
  Machinery and equipment                             4,683,175       4,361,046
  Leasehold improvements                              2,464,373       2,244,612
                                                    ------------  --------------
                                                      9,808,391       9,203,275
  Less accumulated depreciation and amortization      3,365,776       2,852,739
                                                    ------------  --------------
                                                      6,442,615       6,350,536
Goodwill                                                923,140         523,140
Advances to parent                                       98,336         200,728
Deferred income taxes                                   166,000         166,000
Other assets                                            390,886         312,600
                                                    ------------  --------------
                                                    $15,671,175   $  15,683,433
                                                    ============  ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 1,062,505   $   1,605,136
  Accrued expenses                                    2,092,511       1,529,844
  Current portion of long-term debt                     503,000         357,000
  Income taxes payable                                   61,148         455,000
  Payable subsidiary minority interest acquisition      300,000         300,000
                                                    ------------  --------------
           Total current liabilities                  4,019,164       4,246,980

Long-term debt, less current portion                  2,620,468       2,934,909
Minority interest in subsidiaries                        45,630          16,183

Commitments

Stockholders' equity:
   Common stock, $.01 par value, authorized
     20,000,000 shares; issued and outstanding
     3,887,344 shares at June 30, 2002 and
     December 31, 2001                                   38,873          38,873
  Capital in excess of par value                      5,186,580       5,186,580
  Retained earnings                                   4,182,060       3,681,508
  Notes receivable from options exercised              (421,600)       (421,600)
                                                    ------------  --------------
           Total stockholders' equity                 8,985,913       8,485,361
                                                    ------------  --------------
                                                    $15,671,175   $  15,683,433
                                                    ============  ==============

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                --------------------------
                                                                    2002          2001
                                                                ------------  ------------

Operating activities:
 Net income                                                      $   500,552   $   203,475
   Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
   Depreciation                                                     518,986       371,526
   Amortization                                                       4,067         1,744
   Bad debt expense                                                 427,005       195,053
   Minority interest                                                 20,877        48,453
   Equity in affiliate (earnings) loss                              (60,325)       46,391
    Increase (decrease) relating to operating activities from:
    Accounts receivable                                            (333,089)   (1,331,624)
    Inventories                                                      20,638      (134,543)
    Prepaid expenses and other current assets                      (341,561)      (57,262)
    Accounts payable                                               (542,631)      (77,973)
    Accrued expenses                                                562,668       519,214
    Income taxes payable                                           (393,852)       (5,160)
                                                                ------------  ------------
      Net cash provided by (used in) operating activities           383,335      (220,706)

Investing activities:
   Decrease in notes receivable from parent                             ---     2,200,000
   Additions to property and equipment, net of minor disposals     (461,065)     (285,306)
   Acquisition of dialysis center                                  (550,000)          ---
   Investment in affiliate                                              ---      (152,810)
   Sale of minority interest in subsidiaries                          8,570           ---
   Decrease in loan to subsidiary medical director practice             ---         5,000
   Other assets                                                     (22,029)       (9,498)
                                                                ------------  ------------
     Net cash (used in) provided by investing activities         (1,024,524)    1,757,386

Financing activities:
   Decrease in advances to parent                                   102,392       112,570
   Repurchase of stock                                                  ---       (63,347)
   Long-term borrowings                                                 ---       787,500
   Payments on long-term borrowings                                (168,441)     (134,333)
   Deferred financing costs                                             ---       (11,572)
                                                                ------------  ------------
    Net cash (used in) provided by financing activities             (66,049)      690,818
                                                                ------------  ------------

(Decrease) increase in cash and cash equivalents                   (707,238)    2,227,498

Cash and cash equivalents at beginning of period                  2,479,447       793,666
                                                                ------------  ------------

Cash and cash equivalents at end of period                      $ 1,772,209   $ 3,021,164
                                                                ============  ============
See notes to consolidated condensed financial statements.


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)


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

INTEREST AND OTHER INCOME

     Interest and other income is comprised as follows:





                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                      JUNE 30,           JUNE 30,
                               ------------------  ------------------
                                 2002      2001      2002      2001
                               --------  --------  --------  --------
Rental income                  $ 43,599  $ 41,540  $ 86,169  $ 83,085
Interest income from Medicore     1,093    58,984     2,201   117,681
Interest income                   9,147     2,896    21,920    16,081
Management fee income            42,985    31,834    94,145    38,248
Other income                      5,228     4,955    15,411     9,031
                               --------  --------  --------  --------
                               $102,052  $140,209  $219,846  $264,126
                               ========  ========  ========  ========



                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)


NOTE  1--SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES--CONTINUED

EARNINGS  PER  SHARE

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for the three months or six months ended June 30, 2001 as a result of exercise prices, and to include them would be anti-dilutive.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30                 JUNE 30,
                                                       ----------------------  ----------------------
                                                          2002        2001        2002        2001
                                                       ----------  ----------  ----------  ----------
Net income                                             $  338,654  $   53,513  $  500,552  $  203,475
                                                       ==========  ==========  ==========  ==========

Weighted average shares-denominator basic computation   3,887,344   3,912,844   3,887,344   3,920,540
Effect of dilutive stock options                          498,898         ---     467,472         ---
                                                       ----------  ----------  ----------  ----------
Weighted average shares, as adjusted-denominator
   diluted computation                                  4,386,242   3,912,844   4,354,816   3,920,540
                                                       ==========  ==========  ==========  ==========
Earnings per share:
Basic                                                  $      .09  $      .01  $      .13  $      .05
                                                       ==========  ==========  ==========  ==========
Diluted                                                $      .08  $      .01  $      .11  $      .05
                                                       ==========  ==========  ==========  ==========

     The company's potentially dilutive securities consist of stock options. See Note 6.

COMPREHENSIVE  INCOME

     Comprehensive income consists of net income for the three months and six months ended June 30, 2002, and for the same period of the preceding year.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets is comprised as follows:

                                     JUNE 30,  DECEMBER 31,
                                       2002      2001
                                     --------  --------
Vendor volume discounts receivable   $253,358  $209,649
Receivable from affiliate              14,626   115,715
Officer loan receivable               102,624    98,956
Land to be sold (see Note 8)          171,526       ---
Prepaid expenses                      386,830   161,552
Other                                  52,880    54,411
                                     --------  --------
                                     $981,844  $640,283
                                     ========  ========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCRUED EXPENSES

     Accrued expenses is comprised as follows:

                                     JUNE 30,        DECEMBER 31,
                                      2002              2001
                                 --------------     -------------
Accrued compensation              $   596,960       $   590,875
Due to insurance companies            975,430           671,935
Other                                 520,121           267,034
                                 --------------     --------------
                                  $ 2,092,511       $ 1,529,844
                                 ==============     ==============

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

NEW PRONOUNCEMENTS

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141) and No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Other than expanded disclosure requirements, FAS 141 has had no effect on the company's consolidated financial statements. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Separate intangible assets that do not have indefinite lives will continue to be amortized over their useful lives (with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the provisions of FAS 142 are effective for fiscal years beginning after December 15, 2001. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interest in August 2001 is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142 commencing in 2002, prior to which it was be subject to the impairment provisions of Accounting Principals Board Opinion No. 17, "Intangible Assets," and FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." This goodwill is also subject to the transitional goodwill testing provisions of FAS 142 which require testing during the first six months of 2002 for previously recorded goodwill, which testing indicated no impairment for this goodwill. The goodwill resulting from the company's acquisition of a Georgia dialysis center in April 2002 is not being

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

amortized for book purposes and is subject to the annual impairment testing provision of FAS 142. The company is evaluating the impact of the impairment testing required by FAS 142, but does not expect that it will have a material impact on its consolidated results of operations, financial position or cash flows. See Note 9.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" (FAS 144). FAS 144 clarifies when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121, "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of." The company is required to adopt FAS 143 and FAS 144 in 2002. The company does not expect that FAS 143 and FAS 144 will have a material impact on its consolidated results of operations, financial position or cash flows.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and six months ended June 30, 2002 and June 30, 2001 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals)
necessary to present fairly the earnings for such periods.   Operating results
for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's audited financial statements for the year ended December 31, 2001.

NOTE 3--LONG-TERM DEBT

     In December 1988, the company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $45,000 and $61,000 at June 30, 2002 and December 31, 2001, respectively. Also in December 1988, the company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $57,000 and $77,000 at June 30, 2002 and December 31, 2001, respectively.

     The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1.5% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on the company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings were

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)

NOTE 3--LONG-TERM DEBT--CONTINUED

subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan had an outstanding principal balance of $680,000 at June 30, 2002 and $700,000 at December 31, 2001.

     In April 2001, the company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest initially at 8.29% which was revised to 7.59% in March 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the company's parent. The remaining principal balance under this mortgage amounted to approximately $766,000 at June 30, 2002 and $776,000 at December 31, 2001.

     The company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006. There was no additional financing during the first half of 2002 and $73,000 additional financing for the same period of the preceding year. Financing under this agreement represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,576,000 and $1,678,000 at June 30, 2002 and December 31, 2001, respectively.

     The prime rate was 4.75% as of June 30, 2002 and December 31, 2001.

     Interest payments on debt amounted to approximately $31,000 and $77,000 for the three months and six months ended June 30, 2002 and $44,000 and $86,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     Income tax payments amounted to approximately $122,000 and $665,00 for the three months and six months ended June 30, 2002 and $86,000 and $87,000 for the same periods of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The parent provides certain financial and administrative services to the company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 2002, and for the same periods of the preceding year.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)

NOTE 5--TRANSACTIONS WITH PARENT--CONTINUED

     The company had an intercompany advance receivable from the parent of approximately $98,000 and $201,000 at June 30, 2002 and December 31, 2001, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $1,000 and $2,000 for the three months and six months ended June 30, 2002 and $4,000 and $9,000 for the same periods of the preceding year. Interest is included in the intercompany advance balance. The company has agreed not to require repayment of the intercompany advance receivable balance prior to July 1, 2003; therefore, the advance has been classified as long-term at June 30, 2002.

     In January, March and August, 2000, the company loaned an aggregate of $2,200,000 to our parent at an annual interest rate of 10%, with a substantial portion of the loan and accrued interest scheduled to be repaid on January 26, 2001. These funds were loaned by our parent to Linux Global Partners, Inc. ("LGP"), a private company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. Our parent also acquired an approximately 11% interest in LGP. The company extended the maturity of the loans to our parent, as our parent did with LGP, in consideration for which we received 100,000 shares of common stock of LGP, increasing our ownership in LGP to 400,000 shares, with a cost basis of approximately $140,000 resulting from a write-off of a note secured by 300,000 LGP shares, which is included in deferred expenses and other assets. Interest income on the notes receivable from our parent, which had the same terms as the parent's loans to LGP, amounted to approximately $55,000 and $109,000 for the three months and six months ended June 30, 2001. In May 2001, our parent paid us $215,500, representing $200,000 of the loan with $15,500 of accrued interest. In June 2001, our parent repaid to us the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

NOTE 6--STOCK OPTIONS

     In April 1999, the company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year promissory notes with the interest at 6.2%. On January 2, 2001 the company's board of directors granted to the company's president a five-year option for 165,000 shares exercisable at $1.25 per share with 66,000 options vested at January 2002 and 33,000 options vesting January 1 for each of the next three years.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                  (Unaudited)

NOTE 6--STOCK OPTIONS--CONTINUED

     In May, 2002, the board of directors granted five-year options to 17 employees, most options for 500 shares of common stock of the company, with two options for 1,500 shares of common stock, all options exercisable at $4.10 per share through May 28, 2007. All the options vest on May 29, 2004, and if there is a change in affiliation of the employee with responsibilities to the company which are of a lesser nature than prior to the affiliation change, the company has the discretion to terminate the option of such employee.

NOTE 7--REPURCHASE OF COMMON STOCK

     In September 2000, the company announced its intent to repurchase up to 300,000 shares of its common stock at current market prices. The company repurchased and cancelled approximately 77,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000, and repurchased and cancelled an additional 67,000 shares in the first quarter of 2001 at a cost of approximately $63,000. Total repurchases during 2001 were approximately 93,000 shares at a cost of approximately $98,000. There were no repurchases during the first half of 2002.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     In May 2002, the company purchased land on which it will construct a facility for a new dialysis center in Cincinnati, Ohio. Upon completion, the company has agreed to sell the property to a corporation owned by one of the minority members of DCA of Cincinnati, and who will be the medical director of that dialysis facility. See Note 1, Prepaid Expenses and Other Current Assets.

     The company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The company has made no contributions under this plan as of June 30, 2002.

NOTE 9--ACQUISITIONS

     In August 2001,the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000 of which $300,000 was paid in cash and $300,000 is payable in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill will be amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from which the company acquired the minority interest has an agreement to act as medical director of another of the company's subsidiaries. If this party should fail to satisfy the terms of that agreement, the purchase price of the 30% minority interest in DCA of So. Ga. would be reduced to $300,000. See Note 1.

     In April 2002, the company acquired a dialysis center in Royston, Georgia for $550,000, which was paid in cash. This transaction resulted in $400,000 goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill will be amortized for tax purposes over a 15-year period. The company's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             -----------------------

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

FORWARD-LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Management's Discussion and Analysis of Financial Condition and Results of Operations. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes" and such words and terms of similar substance used in connection with any discussions of future operations or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Annual Report on Form 10-K (Item 1, "Business"), as filed with the SEC and provided to our shareholders. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

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

     Approximately 55% of our medical revenues are derived from Medicare and Medicaid reimbursement with rates established by the Center for Medicare and Medicaid Services ("CMS"), and which rates are subject to legislative changes. Over the last two years, Medicare rates have slightly increased, but are not related to the increasing costs of operations. Dialysis is typically reimbursed at higher rates from private payors, such as the patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

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

RESULTS OF OPERATIONS

     Medical service revenues increased approximately $2,016,000 (47%) and $3,708,000 (46%)for the three months and six months ended June 30, 2002, compared to the same periods of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $493,000 and $804,000; including revenues of approximately $209,000 and $322,000 for our new Mechanicsburg center which commenced operations in January 2002, increased revenues of approximately $97,000 and $359,000 for our New Jersey centers; and increased revenues of approximately $1,426,000 and $2,518,000 for our Georgia centers, including two which became operational in the third quarter of 2001 and one which was acquired in April 2002. First half 2002 revenue also includes $27,000 of consulting fees.

     Interest and other income decreased by approximately $38,000 and $44,000 for the three months and six months ended June 30, 2002, compared to the same periods of the preceding year. This decrease includes decreases in interest from our parent of $58,000 and $115,000, including interest on a note receivable and an advance receivable, with the decreases due primarily to our parent's repayment of the note, increases in management fee income of $11,000 and $56,000 pursuant to a Management Services Agreement with our 40% owned Toledo, Ohio affiliate, and increases in rental income of $2,000 and $3,000. Miscellaneous other income was approximately the same for the second quarter of 2002 compared to the same period of the preceding year, but increased approximately $6,000 for the six months ended June 30, 2002 compared to the same period of the preceding year. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services as a percentage of medical service revenue decreased to 59% and 60% for the three months and six months ended June 30, 2002 compared to 65% for the same periods of the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

     Selling, general and administrative expenses, increased by approximately $564,000 and $1,157,000 for the three months and six months ended June 30, 2002, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers in Georgia and Pennsylvania as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses, as a percent of medical service revenues remained relatively stable amounting to approximately 29% and 30% for the three months and six months ended June 30, 2002, compared to 30% for the same periods of the preceding year.

     Provision for doubtful accounts increased approximately $120,000 and $232,000 for the three months and six months ended June 30, 2002 compared to the same periods of the preceding year as a result of expanded operations. The provision amounted to 4% of sales for the three months and six months ended June 30, 2002 compared to 3% and 2% for the same periods of the preceding year. This increase reflects different collectibility levels associated with the company's operations in different geographic areas, such as our expanded Georgia operations and with new centers, such as our Mechanicsburg, Pennsylvania center.

     Although operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Interest expense decreased by approximately $1,000 for the three months ended June 30, 2002, compared to the same period of the preceding year and increased by approximately $14,000 for the six months ended June 30, 2002 compared to the same period of the preceding year. The increase for the six month period is primarily a result of additional equipment financing agreements, and our April, 2001 Georgia mortgage with the effect of the increased borrowings offset somewhat by lower interest rates.

     The prime rate was 4.75% at June 30, 2002 and December 31, 2001.

     Equity in affiliate earnings (loss) represents equity in the results of operations of our Ohio affiliate, in which we have a 40% ownership interest. This dialysis center, which commenced operations in February, 2001, was profitable for the first half of 2002, but operated at a loss for the same period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $3,631,000 at June 30, 2002, which reflected a decrease of approximately $252,000 (6%) during the six months ended June 30, 2002. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $707,000, including net cash provided by operating activities of $383,000, net cash used in investing activities of $1,024,000 (including additions to property and equipment of $461,000 and $550,000 for acquisition of a Georgia dialysis center; see Note 9 to "Notes to Consolidated Condensed Financial Statements.") and net cash used in financing activities of $66,000 (including a decrease in advances to our parent of $102,000, and debt repayments of $168,000).

     We have mortgages with a Maryland bank on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $102,000 at June 30, 2002, and $138,000 at December 31, 2001. The bank has liens on our real and personal property, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated competitive dialysis center continues to lease space from us in our Maryland building. The Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary. This loan, which is guaranteed by the company and secured by that subsidiary's personal property exclusive of its dialysis equipment, had an outstanding balance of $680,000 at June 30, 2002 and $700,000 at December 31, 2001. In April 2001, we
obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding balance of $766,000 at June 30, 2002 and $776,000 at December 31, 2001. We have an equipment financing agreement for kidney dialysis machines for our facilities, which has an outstanding balance of approximately $1,576,000 at June 30, 2002, and $1,678,000 at December 31, 2001. See Note 3 to
"Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which costs include equipment and initial working capital requirements. Acquisition of an existing dialysis facility is usually more expensive than construction, although acquisition would provide us with an immediate ongoing operation. We presently plan to expand our operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations typically takes four to six months and usually 12 months or longer to generate income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

     We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion requires capital. We opened our eleventh center in Mechanicsburg, Pennsylvania in January 2002 and acquired a center in Royston, Georgia in April 2002 for $550,000. We are developing two new centers, one in Ohio and one in Maryland. In May 2002, we purchased land for $172,000 for construction of a facility to house our new Ohio dialysis operation. We have agreed to construct the facility, and upon completion we will sell the completed facility to a corporation owned by one of the minority members and who will be the medical director of the proposed facility and will lease the facility from that corporation. See Notes 1 and 8 to "Notes to Consolidated Condensed Financial Statements." We are presently in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

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

     In September, 2000, the company announced its intent to purchase up to approximately 300,000 of its outstanding shares. Approximately 93,000 shares were purchased at a cost of $98,000 during 2001, with total purchases of 170,000 shares with a cost of $163,000 since September, 2000. See Note 7 to "Notes to Consolidated Condensed Financial Statements."

     We believe that current levels of working capital and available financing alternatives will enable us to meet our liquidity demands for at least the next 12 months as well as expand our dialysis facilities and thereby our patient base.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------          ---------------------------------------------------------

     We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in short-term government securities of which we held approximately $517,000 at June 30, 2002.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations which totaled approximately $782,000 at June 30, 2002.

     We have exposure to both rising and falling interest rates. A % decrease in rates on our investments in government securities as of June 30, 2002 and a 1% increase in rates on our mortgage debt as of June 30, 2002 would have resulted in a negative impact of approximately $2,000 on our results of operations for the first half of 2002.

     We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item  1.          Legal  Proceedings
--------          ------------------

          The company recently initiated an action against Lawrence Weber Medical, Inc d/b/a Omnicare Renal Services in the United States District Court for the Middle District of Pennsylvania asserting a breach by Omnicare of a Consulting Services Agreement. The company is seeking damages, the return to it by Omnicare of licensed materials the company provided to Omnicare under the consulting agreement, costs of the legal action, and other relief as the court deems equitable. This action is in its initial stages. We will keep you advised as to its progress.


Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders
--------          -----------------------------------------------------------

          We held our annual meeting of stockholders on May 29, 2002 at our parent's offices in Hasbrouck Heights, New Jersey relating to the election of six directors. Proxies were not solicited, since our parent, Medicore, Inc., owns 2,410,622 shares (62%) of our voting equity. Each nominee, Messrs. Thomas
K. Langbein, Bart Pelstring, Stephen W. Everett, Robert W. Trause, Alexander Bienenstock, and Dr. David L. Blecker, were elected with 2,783,622 affirmative votes, approximately 72% of the 3,887,344 outstanding shares. There were no votes withheld for any of the nominees

Item  6.          Exhibits  and  Reports  on  Form  8-K.
--------          --------------------------------------

     (a)     Exhibits

     Part  I  Exhibits

             None

     Part  II  Exhibits

     (10)     Material  Contracts

          (i) Construction, Sale and Lease Agreement between the Company, Pupizion, Inc. and DCA of Cincinnati, LLC (1) dated May, 2002.

____________

(1)     60%  owned  subsidiary.

     (b)     Reports  on  Form  8-K

A Current Report was filed on April 22, 2002 with respect to Item 5, "Other Events," relating to the acquisition of the Royston, Georgia dialysis facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIALYSIS CORPORATION OF AMERICA


                              By: /s/  DANIEL R. OUZTS
                                 ---------------------
                                  DANIEL R. OUZTS, Vice President,
                                  Chief Accounting Officer and Treasurer


Dated:     July 31, 2002