Form 10-Q
period 2002-09-30
DIALYSIS CORP OF AMERICA
filed 2002-10-31
CIK 201653

                                   FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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

Yes [X] or No [ ]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,887,344 shares as of October 31, 2002.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                ------------------------------------------------

                                      INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 2002 and September 30, 2001 include the accounts of the Registrant and its subsidiaries.

Item  1.     Financial  Statements
--------     ---------------------

     1) Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 2002 and September 30, 2001.

     2) Consolidated Condensed Balance Sheets as of September 30, 2002 and December 31, 2001.

     3) Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
             -----------------------

Item  3.     Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------     ----------------------------------------------------------------

Item  4.     Controls  and  Procedures
--------     -------------------------


PART  II  -- OTHER  INFORMATION
--------     ------------------

Item  1.     Legal  Proceedings
--------     ------------------

Item  5.     Other  Information
--------     ------------------

Item  6.     Exhibits  and  Reports  on  Form  8-K
--------     -------------------------------------

                        PART I  --  FINANCIAL INFORMATION
                        ---------------------------------

ITEM 1.     FINANCIAL STATEMENTS
-------     --------------------

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                -----------------------  -------------------------

                                                   2002         2001        2002          2001
                                                -----------  ----------  -----------  ------------
Revenues:
Medical service revenue                         $6,698,140   $5,034,559  $18,501,663  $13,129,853
Interest and other income                          102,785      114,026      322,631      378,152
                                                -----------  ----------  -----------  ------------
                                                 6,800,925    5,148,585   18,824,294   13,508,005
Cost and expenses:
Cost of medical services                         3,980,171    3,166,574   11,091,883    8,430,073
Selling, general and administrative expenses     1,928,233    1,463,149    5,510,121    3,887,820
Provision for doubtful accounts                    183,655      179,953      610,660      375,006
Interest expense                                    55,446       52,385      167,284      150,139
                                                -----------  ----------  -----------  ------------
                                                 6,147,505    4,862,061   17,379,948   12,843,038
                                                -----------  ----------  -----------  ------------

Income before income taxes, minority interest
   and equity in affiliate earnings (loss)         653,420      286,524    1,444,346      664,967

Income tax provision                               228,308      154,071      558,130      234,195
                                                -----------  ----------  -----------  ------------

Income before minority interest and equity in
   affiliate earnings (loss)                       425,112      132,453      886,216      430,772

Minority interest in income
   of consolidated subsidiaries                     29,795       29,552       50,672       78,005

Equity in affiliate earnings (loss)                 (2,232)       4,738       58,093      (41,653)
                                                -----------  ----------  -----------  ------------

 Net income                                     $  393,085   $  107,639  $   893,637  $   311,114
                                                ===========  ==========  ===========  ============

Earnings per share:
 Basic                                          $      .10   $      .03  $       .23  $       .08
                                                ===========  ==========  ===========  ============
 Diluted                                        $      .09   $      .03  $       .21  $       .08
                                                ===========  ==========  ===========  ============



See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        2002        2001(A)
                                                    ------------  ------------
ASSETS                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                         $ 2,086,965   $ 2,479,447
  Accounts receivable, less allowance
   of $896,000 at September 30, 2002;
   $727,000 at December 31, 2001                      3,921,537     4,019,578
  Inventories                                           874,280       739,121
  Deferred income taxes                                 252,000       252,000
  Prepaid expenses and other current assets           1,045,716       640,283
                                                    ------------  ------------
             Total current assets                     8,180,498     8,130,429

Property and equipment:
  Land                                                  376,211       376,211
  Buildings and improvements                          2,319,828     2,221,406
  Machinery and equipment                             4,791,555     4,361,046
  Leasehold improvements                              2,441,504     2,244,612
                                                    ------------  ------------
                                                      9,929,098     9,203,275
  Less accumulated depreciation and amortization      3,640,416     2,852,739
                                                    ------------  ------------
                                                      6,288,682     6,350,536
Goodwill                                                923,140       523,140
Advances to parent                                       47,517       200,728
Deferred income taxes                                   166,000       166,000
Other assets                                            395,755       312,600
                                                    ------------  ------------
                                                    $16,001,592   $15,683,433
                                                    ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   831,795   $ 1,605,136
  Accrued expenses                                    2,492,505     1,529,844
  Current portion of long-term debt                   1,230,000       357,000
  Income taxes payable                                  111,239       455,000
  Payable subsidiary minority interest acquisition          ---       300,000
                                                    ------------  ------------
           Total current liabilities                  4,665,539     4,246,980

Long-term debt, less current portion                  1,881,630     2,934,909
Minority interest in subsidiaries                        75,425        16,183

Commitments

Stockholders' equity:
   Common stock, $.01 par value, authorized
     20,000,000 shares; issued and outstanding
     3,887,344 shares at September 30, 2002 and
     December 31, 2001                                   38,873        38,873
  Capital in excess of par value                      5,186,580     5,186,580
  Retained earnings                                   4,575,145     3,681,508
  Notes receivable from options exercised              (421,600)     (421,600)
                                                    ------------  ------------
           Total stockholders' equity                 9,378,998     8,485,361
                                                    ------------  ------------
                                                    $16,001,592   $15,683,433
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------
                                                                    2002          2001
                                                                ------------  ------------

Operating activities:
Net income                                                      $   893,637   $   311,114
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
   Depreciation                                                     794,821       573,691
   Amortization                                                       3,485         2,906
   Bad debt expense                                                 610,659       375,006
   Minority interest                                                 50,672        78,005
   Equity in affiliate (earnings) loss                              (58,093)       41,653
Increase (decrease) relating to operating activities from:
Accounts receivable                                                (512,618)   (2,297,638)
Inventories                                                        (135,159)     (269,912)
Prepaid expenses and other current assets                          (405,433)     (221,652)
Accounts payable                                                   (773,341)      380,884
Accrued expenses                                                    962,662       743,505
Income taxes payable                                               (343,761)      124,275
                                                                ------------  ------------
Net cash provided by (used in) operating activities               1,087,531      (158,163)

Investing activities:
   Decrease in notes receivable from parent                             ---     2,200,000
   Additions to property and equipment, net of minor disposals     (514,817)     (931,036)
   Acquisition of dialysis center                                  (550,000)          ---
   Investment in affiliate                                           (8,000)     (170,227)
   Subsidiary minority interest acquisition payment                (300,000)     (300,000)
   Sale of minority interest in subsidiaries                          8,570           ---
   Loans to subsidiary medical director practice                        ---       (20,332)
   Other assets                                                     (20,548)       (3,382)
                                                                ------------  ------------
Net cash (used in) provided by investing activities              (1,384,795)      775,023

Financing activities:
   Decrease in advances to parent                                   153,211       164,365
   Repurchase of stock                                                  ---       (85,172)
   Long-term borrowings                                                 ---       787,500
   Payments on long-term borrowings                                (248,429)     (203,174)
   Deferred financing costs                                             ---       (11,572)
                                                                ------------  ------------
Net cash (used in) provided by financing activities                 (95,218)      651,947
                                                                ------------  ------------

(Decrease) increase in cash and cash equivalents                   (392,482)    1,268,807

Cash and cash equivalents at beginning of period                  2,479,447       793,666
                                                                ------------  ------------

Cash and cash equivalents at end of period                      $ 2,086,965   $ 2,062,473
                                                                ============  ============

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

INTEREST AND OTHER INCOME

     Interest and other income is comprised as follows:



                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,       SEPTEMBER 30,
                               ------------------  ------------------
                                 2002      2001      2002      2001
                               --------  --------  --------  --------
Rental income                  $ 44,029  $ 42,570  $130,198  $125,655
Interest income from Medicore       595     3,200     2,796   120,881
Interest income                  10,622    25,237    32,542    41,318
Management fee income            40,884    36,013   135,029    74,261
Other income                      6,655     7,006    22,066    16,037
                               --------  --------  --------  --------
                               $102,785  $114,026  $322,631  $378,152
                               ========  ========  ========  ========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE  1--SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES--CONTINUED

EARNINGS  PER  SHARE

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                       ----------------------  ----------------------
                                                          2002        2001        2002        2001
                                                       ----------  ----------  ----------  ----------
Net income                                             $  393,085  $  107,639  $  893,637  $  311,114
                                                       ==========  ==========  ==========  ==========

Weighted average shares-denominator basic computation   3,887,344   3,910,820   3,887,344   3,917,434
Effect of dilutive stock options                          423,306      77,395     452,750      25,798
                                                       ----------  ----------  ----------  ----------
Weighted average shares, as adjusted-denominator
   diluted computation                                  4,310,650   3,988,215   4,340,094   3,943,232
                                                       ==========  ==========  ==========  ==========

Earnings per share:
Basic                                                  $      .10  $      .03  $      .23  $      .08
                                                       ==========  ==========  ==========  ==========
Diluted                                                $      .09  $      .03  $      .21  $      .08
                                                       ==========  ==========  ==========  ==========


The company's potentially dilutive securities consist of stock options.  See
Note 6.

COMPREHENSIVE  INCOME

     Comprehensive income consists of net income for the three months and nine months ended September 30, 2002, and for the same period of the preceding year.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets is comprised as follows:

                                      SEPTEMBER 30,  DECEMBER 31,
                                           2002       2001
                                        ----------  --------
Vendor volume discounts receivable      $  270,031  $209,649
Receivable from affiliate                      ---   115,715
Officer and employee loans receivable      113,778    98,956
Property to be sold (see Note 8)           229,760       ---
Prepaid expenses                           352,128   161,552
Other                                       80,019    54,411
                                        ----------  --------
                                        $1,045,716  $640,283
                                        ==========  ========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCRUED EXPENSES

     Accrued expenses is comprised as follows:


                            SEPTEMBER 30, DECEMBER 31,
                               2002         2001
                            ----------  ----------
Accrued compensation        $  741,559  $  590,875
Due to insurance companies   1,035,550     671,935
Other                          715,396     267,034
                            ----------  ----------
                            $2,492,505  $1,529,844
                            ==========  ==========

REVENUE RECOGNITION

     The company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Medical service revenues are recorded as services are rendered.

GOODWILL

     Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interest in August 2001 is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142 commencing in 2002. This goodwill is also subject to the transitional goodwill testing provisions of FAS 142 which require testing during the first six months of 2002 for previously recorded goodwill, which testing indicated no impairment for this goodwill. The goodwill resulting from the company's acquisition of a Georgia dialysis center in April 2002 is not being amortized for book purposes and is subject to the annual impairment testing provision of FAS 142. The company is evaluating the impact of the impairment testing required by FAS 142, but does not expect that it will have a material impact on its consolidated results of operations, financial position or cash flows. See Note 9.

NEW PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146) which addresses the accounting and reporting for costs associated in an exit or disposal activities. FAS 146 requires that a liability for a cost associated an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and nine months ended September 30, 2002 and September 30, 2001 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these Consolidated Condensed Financial Statements be read in conjunction with the financial statements and notes included in the company's audited financial statements for the year ended December 31, 2001.

NOTE 3--LONG-TERM DEBT

     In December 1988, the company obtained a $480,000 fifteen-year mortgage through November 2003 on its building in Lemoyne, Pennsylvania with interest at 1% over the prime rate. The remaining principal balance under this mortgage amounted to approximately $37,000 and $61,000 at September 30, 2002 and December 31, 2001, respectively. Also in December 1988, the company obtained a $600,000 mortgage on its building in Easton, Maryland on the same terms as the Lemoyne property. The remaining principal balance under this mortgage amounted to approximately $47,000 and $77,000 at September 30, 2002 and December 31, 2001, respectively.

     The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development and equipment line of credit with interest at 8.75% through December 2, 2001 and 1.5% over the prime rate thereafter which is secured by the acquired assets of DCA of Vineland and a second mortgage on the company's real property in Easton, Maryland on which an affiliated bank holds the first mortgage. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001 with monthly payments thereafter of $2,917 principal plus interest with any remaining balance due September 2, 2003. This loan, which is classified as current at September 30, 2002 due to its September 2003 maturity, had an outstanding principal balance of $671,000 at September 30, 2002 and $700,000 at December 31, 2001.

     In April 2001, the company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest initially at 8.29% which was revised to 7.59% in March 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. This mortgage is guaranteed by the company's parent. The remaining principal balance under this mortgage amounted to approximately $760,000 at September 30, 2002 and $776,000 at December 31, 2001.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 3--LONG-TERM DEBT--CONTINUED

     The company has an equipment purchase agreement for kidney dialysis machines at its facilities with interest at rates ranging from 4.14% to 10.48% pursuant to various schedules extending through August 2006. There was additional financing of $68,000 during the first nine months of 2002 and $536,000 additional financing for the same period of the preceding year. Financing under this agreement represents a noncash financing activity which is a supplemental disclosure required by FAS 95, "Statement of Cash Flows." The remaining principal balance under this agreement amounted to approximately $1,597,000 and $1,678,000 at September 30, 2002 and December 31, 2001,
respectively.

     The prime rate was 4.75% as of September 30, 2002 and December 31, 2001.

     Interest payments on debt amounted to approximately $109,000 and $186,000 for the three months and nine months ended September 30, 2002 and $74,000 and $160,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     Income tax payments amounted to approximately $178,000 and $903,000 for the three months and nine months ended September 30, 2002 and $21,000 and $108,000 for the same periods of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The parent provides certain financial and administrative services to the company. Central operating costs are charged on the basis of direct usage, when identifiable, or on the basis of time spent. The amount of expenses allocated by the parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 2002, and for the same periods of the preceding year.

     The company had an intercompany advance receivable from the parent of approximately $48,000 and $201,000 at September 30, 2002 and December 31, 2001, respectively, which bears interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $1,000 and $3,000 for the three months and nine months ended September 30, 2002 and $4,000 and $9,000 for the same periods of the preceding year. Interest is included in the intercompany advance balance. The company has agreed not to require repayment of the intercompany advance receivable balance prior to October 1, 2003; therefore, the advance has been classified as long-term at September 30, 2002.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 5--TRANSACTIONS WITH PARENT--CONTINUED

     In January, March and August, 2000, the company loaned an aggregate of $2,200,000 to our parent at an annual interest rate of 10%, with a substantial portion of the loan and accrued interest scheduled to be repaid on January 26, 2001. These funds were loaned by our parent to Linux Global Partners, Inc. ("LGP"), a private company investing in Linux software companies and recently attempting, through its subsidiary, to initiate the development and marketing of a Linux desktop software system. Our parent also acquired an approximately 11% interest in LGP. Our company holds an approximately 2% interest in LGP. We extended the maturity of the loans to our parent, as our parent did with LGP, in consideration for which we received 100,000 shares of common stock of LGP, increasing our ownership in LGP to 400,000 shares, with a cost basis of approximately $140,000 resulting from a write-off of a note secured by 300,000 LGP shares, which is included in deferred expenses and other assets. Interest income on the notes receivable from our parent, which had the same terms as the parent's loans to LGP, amounted to approximately $55,000 and $109,000 for the three months and six months ended June 30, 2001. In May 2001, our parent paid us $215,500, representing $200,000 of the loan with $15,500 of accrued interest. In June 2001, our parent paid us the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

NOTE 6--STOCK OPTIONS

     In April 1999, the company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of it officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004, of which 60,000 options to date have been cancelled. In April 2000, the 340,000 one-year options were exercised for which DCA received cash payment of the par value and the balance in three-year promissory notes with the interest at 6.2%. On January 2, 2001 the company's board of directors granted to the company's president a five-year option for 165,000 shares exercisable at $1.25 per share with 66,000 options vested at January 2002 and 33,000 options vesting January 1 for each of the next three years.

     In September 2001, the board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006 to certain officers, directors and key employees. 15,000 of the options vested immediately with the remaining 60,000 options to vest 15,000 options each September 5 commencing September 5, 2002.

     In March 2002, the board of directors granted a five-year option for 30,000 shares exercisable at $3.15 per share through February 28, 2007 to an officer. The option vests 7,500 each February 28 from 2003 through 2006.

     In May, 2002, the board of directors granted five-year options to employees, most options for 500 shares of common stock of the company, with two options for 1,500 shares of common stock, all options exercisable at $4.10 per share through May 28, 2007. All the options vest on May 29, 2004.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 7--REPURCHASE OF COMMON STOCK

     In September 2000, the company announced its intent to repurchase up to 300,000 shares of its common stock at current market prices. The company repurchased and cancelled approximately 77,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000, and repurchased and cancelled an additional 67,000 shares in the first quarter of 2001 at a cost of approximately $63,000. Total repurchases during 2001 were approximately 93,000 shares at a cost of approximately $98,000. There were no repurchases during the first nine months of 2002.

NOTE 8--COMMITMENTS AND CONTINGENCIES

     In May 2002, the company purchased land on which it is constructing a facility for a new dialysis center in Cincinnati, Ohio. Upon completion, the company has agreed to sell the property to a corporation owned by one of the minority members of DCA of Cincinnati, the company's subsidiary which will operate that dialysis facility, and who will be the medical director of that dialysis facility. The cost of the land and construction costs are included in Prepaid Expenses and Other Current Assets. See Note 1.

     The company has a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and a 21 year old age requirement. The company has made no contributions under this plan as of September 30, 2002.

NOTE 9--ACQUISITIONS

     In August 2001, the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000 of which $300,000 was paid in August, 2001 and $300,000 was paid in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom the company acquired the minority interest has an agreement to act as medical director of another of the company's subsidiaries. See Note 1.

In April 2002, the company acquired a dialysis center in Royston, Georgia for $550,000. This transaction resulted in $400,000 goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
             RESULTS  OF  OPERATIONS
             ------------------------

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

FORWARD-LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in MD&A. Words such as "anticipate," "estimate," "expects," "projects,""intends," "plans" and "believes" and such words and terms of similar substance used in connection with any discussions of future operations or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section included in our Annual Report on Form 10-K (Item 1, "Business"), as filed with the SEC and provided to our shareholders. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

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

RESULTS OF OPERATIONS

     Medical service revenues increased approximately $1,664,000 (33%) and $5,372,000 (41%) for the three months and nine months ended September 30, 2002, compared to the same periods of the preceding year. This increase includes respectively for the three months and nine months ended September 30, 2002: increased revenues of our Pennsylvania dialysis centers of approximately $471,000 and $1,275,000; including revenues of approximately $282,000 and $604,000 for our new Pennsylvania facility which commenced operations in January 2002; decreased revenues of approximately $138,000 and increased revenues of approximately $221,000 for our New Jersey centers; and increased revenues of approximately $1,331,000 and $3,849,000 for our Georgia centers, including two which became operational in the third quarter of 2001 and one which was acquired in April 2002. Revenues for the nine months ended September 30, 2002 also include $27,000 of consulting fees.

     Interest and other income decreased by approximately $11,000 and $56,000 for the three months and nine months ended September 30, 2002, compared to the same periods of the preceding year. This decrease includes: decreases in interest income from our parent of $3,000 and $118,000, including interest on a note receivable and an advance receivable, primarily due to our parent's repayment of the note; decreases in other interest income of $15,000 and $9,000, primarily due to lower interest rates; increases in management fee income of $5,000 and $61,000 pursuant to a Management Services Agreement with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center with which we entered a management services agreement effective September 2002; and increases in rental income of $1,000 and $4,000. Miscellaneous other income was approximately the same for the third quarter of 2002 compared to the same period of the preceding year, but increased approximately $6,000 for the nine months ended September 30, 2002 compared to the same period of the preceding year. See
Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services as a percentage of medical service revenue decreased to 59% and 60% for the three months and nine months ended September 30, 2002 compared to 63% and 64% for the same periods of the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales.

     Selling, general and administrative expenses, increased by approximately $465,000 and $1,622,000 for the three months and nine months ended September 30, 2002, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers in Georgia and Pennsylvania as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses, as a percent of medical service revenues remained relatively stable amounting to approximately 29% and 30% for the three months and nine months ended September 30, 2002, and for the same periods of the preceding year.

     Provision for doubtful accounts increased approximately $4,000 and $236,000 for the three months and nine months ended September 30, 2002 compared to the same periods of the preceding year reflecting expanded operations. The provision amounted to 3% of sales for the three months and nine months ended September 30, 2002 compared to 4% and 3% for the same periods of the preceding year. These changes reflect different collectibility levels associated with the company's operations in different geographic areas.

     Although operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Interest expense increased by approximately $3,000 and $17,000 for the three months and nine months ended September 30, 2002 compared to the same periods of the preceding year primarily a result of additional equipment financing agreements, and our April, 2001 Georgia mortgage with the effect of the increased borrowings offset somewhat by lower interest rates.

     The prime rate was 4.75% at September 30, 2002 and December 31, 2001.

     Equity in affiliate earnings (loss) represents equity in the results of operations of our Ohio affiliate, in which we have a 40% ownership interest. This dialysis center, which commenced operations in February, 2001, was profitable for the first nine months of 2002, but operated at a loss for the same period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled $3,515,000 at September 30, 2002, which reflected a decrease of approximately $368,000 (9%) during the nine months ended
September 30, 2002. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $392,000, including net cash provided by operating activities of $1,088,000, net cash used in investing activities of $1,385,000 (including additions to property and equipment of $515,000, $550,000 for acquisition of a Georgia dialysis center and a $300,000 payment due on a prior year subsidiary minority interest acquisition; see Note 9 to "Notes to Consolidated Condensed Financial Statements") and net cash used in financing activities of $95,000 (including a decrease in advances to our parent of $153,000, and debt repayments of $248,000).

     We have mortgages with a Maryland bank on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, with a combined balance of approximately $84,000 at September 30, 2002, and $138,000 at December 31, 2001. The bank has liens on our real and personal property, including a lien on all rents due and security deposits from the rental of these properties. An unaffiliated competitive dialysis center continues to lease space from us in our Maryland building. The

Maryland property has a second mortgage to secure a three-year $700,000 loan to our Vineland, New Jersey subsidiary. This loan, which is guaranteed by the company and secured by that subsidiary's personal property exclusive of its dialysis equipment, had an outstanding balance of $671,000 at September 30, 2002 and $700,000 at December 31, 2001. In April 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding balance of $760,000 at September 30, 2002 and $776,000 at December 31, 2001. We have an equipment financing agreement for kidney dialysis machines for our facilities, which has an outstanding balance of approximately $1,597,000 at September 30, 2002, and $1,678,000 at December 31, 2001. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which costs include equipment and initial working capital requirements. Acquisition of an existing dialysis facility is usually more expensive than construction, although acquisition would provide us with an immediate ongoing operation. Our present expansion plans are primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations typically takes four to six months and usually 12 months or longer to generate income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

     We continually seek expansion of our outpatient dialysis treatment facilities and inpatient dialysis care. Such expansion requires capital. We opened our eleventh center in Mechanicsburg, Pennsylvania in January 2002 and acquired a center in Royston, Georgia in April 2002 for $550,000. We are developing two new centers, one in Ohio and one in Maryland and are in the planning stages for a new center in Indiana. In May 2002, we purchased land for $172,000 for construction of a facility to house our new Ohio dialysis operation. We have agreed to construct the facility, and upon completion we will sell the completed facility to a corporation owned by one of the minority members and who will be the medical director of the proposed facility and will lease the facility from that corporation. See Notes 1 and 8 to "Notes to Consolidated Condensed Financial Statements." We are presently in different phases of negotiations with physicians for additional outpatient centers. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

     We are in the process of developing IT for compliance with confidentiality of patient records and information under the Health Insurance Portability and Accountability Act. At present, capital expenditures for this IT program are not expected to be significant. However, if the Company continues to grow at its current pace, the development of the IT infrastructure may require more substantial capital outlays.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in interest bearing securities, primarily short-term government securities, of which we held approximately $727,000 at September 30, 2002.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations which totaled approximately $755,000 at September 30, 2002.

     We have exposure to both rising and falling interest rates. A % decrease in rates on our investments in government securities as of September 30, 2002 and a 1% increase in rates on our mortgage debt as of September 30, 2002 would have resulted in a negative impact of approximately $4,000 on our results of operations for the first nine months of 2002.

     We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

ITEM 4.     CONTROLS AND PROCEDURES
-------     -----------------------

     Within 90 days prior to the date of this quarterly report on Form 10-Q for the third quarter ended September 30, 2002, the company carries out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and President, the principal executive officers and the company's Vice President of Finance, our principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in the company's periodic SEC filings. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         PART II  --  OTHER INFORMATION
                         ------------------------------

Item  1.          Legal  Proceedings
--------          ------------------

          In July, 2002, the company initiated an action against Lawrence Weber Medical, Inc d/b/a Omnicare Renal Services in the United States District Court for the Middle District of Pennsylvania asserting a breach by Omnicare of a Consulting Services Agreement. The company is seeking damages, the return to it by Omnicare of licensed materials the company provided to Omnicare under the consulting agreement, costs of the legal action, and other relief as the court deems equitable. Omnicare filed an answer and counterclaims against the company and its subsidiary alleging breaches of the Consulting Services Agreement and related agreements between the parties seeking damages. The Company believes the counterclaims are without merit. Discovery has recently commenced. The Company intends to vigorously prosecute its claims and defend the counterclaims. This action is in its initial stages.

Item  5.          Other  Information
--------          ------------------

          The Company has adopted a Section 125 Plan, effective September 1, 2002, with the Plan Year to begin January 1, 2003. This is a premium payment plan for eligible employees, full-time employees with 90 days of employment, which provides for participants to have a portion of their compensation withheld to pay for health, dental and disability insurance coverage, which they elect under the Plan. The Company is the Plan Administrator, and may make contributions under the Plan as it determines prior to the beginning of each Plan Year. No determination of contributions has been made to date. Any such contributions are considered general assets of the Company until premium expenses required under the Plan have been paid. Contributions need not be placed in trust or dedicated to a specific purpose, nor does the Company have to maintain any fund or segregate any amount for the benefit of any participant.


Item  6.          Exhibits  and  Reports  on  Form  8-K.
--------          --------------------------------------

     (a)     Exhibits

     Part  I  Exhibits

     None

     Part  II  Exhibits

     (99)     Additional  Exhibits

     The  Company's  Section  125  Plan  effective  September  1,  2002


____________


     (b)     Reports  on  Form  8-K

          A Current Report was filed on September 25, 2002 with respect to Item 5, "Other Events" relating to a Lease Agreement for a new facility in Maryland.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DIALYSIS CORPORATION OF AMERICA


                              By: /s/  TIMOTHY RUMRILL
                                 ---------------------
                                    TIMOTHY RUMRILL, Vice President, Finance
                                    Principal Financial Officer


Dated:     October 31, 2002

                                 CERTIFICATIONS

     I, Thomas K. Langbein, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dialysis Corporation of America;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  31,  2002
                              ________________________________________________
                              THOMAS  K.  LANGBEIN,  Chief  Executive  Officer

                                 CERTIFICATIONS

     I, Stephen W. Everett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dialysis Corporation of America;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  31,  2002
                              _______________________________________
                              STEPHEN  W.  EVERETT,  President

                                 CERTIFICATIONS

     I, Timothy Rumrill, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dialysis Corporation of America;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  October  31,  2002
                              ________________________________________________
                              TIMOTHY  RUMRILL,  Principal  Financial  Officer