Form 10-K
period 2002-12-31
DIALYSIS CORP OF AMERICA
filed 2003-02-28
CIK 201653

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For  the  fiscal  year  ended  December  31,  2002
                               -------------------

                                       OR

[   ]     TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]
For  the  transition  period  from____________  to  __________
Commission  file  number  0-8527
                         --------

                         DIALYSIS CORPORATION OF AMERICA
                         -------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                        59-1757642
--------------------------------                        -----------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  1344 ASHTON ROAD, HANOVER, MARYLAND                         21076
---------------------------------------                   ------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  No____
                                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X].

     The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the common stock was sold on February 10, 2003 was approximately $5,545,000.

     As of February 10, 2003, the Company had 3,887,344 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporating information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be on May 29, 2003.

     Registrant's Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits, incorporated in Part IV of this Annual Report,

     Registrant's Annual Report, Form 10-K for the six years ended December 31, 2001, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

     Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits, incorporated in Part IV of this Annual Report.
===============================================================================

                         DIALYSIS CORPORATION OF AMERICA

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2002
                                                                          Page
                                                                          ----

                                     PART I

Item  1.     Business  . . . . . . . . . . . . . . . . . . . . . . . .       1

Item  2.     Properties  . . . . . . . . . . . . . . . . . . . . . . .      26

Item  3.     Legal  Proceedings. . . . . . . . . . . . . . . . . . . .      27

Item  4.     Submission of Matters  to  a Vote of Security Holders . .      28

                                     PART II

Item  5.     Market  for  the Registrant's Common Equity and Related
             Stockholder Matters   . . . . . . . . . . . . . . . . . .      28

Item  6.     Selected  Financial  Data   . . . . . . . . . . . . . . .      29

Item  7.     Management's  Discussion  and  Analysis  of Financial
             Condition and Results of  Operations  . . . . . . . . . .      29

Item  7A.    Quantitative  and  Qualitative  Disclosure  About
             Market Risk . . . . . . . . . . . . . . . . . . . . . . .      36

Item  8.     Financial  Statements  and  Supplementary  Data . . . . .      37

Item  9.     Changes  in  and  Disagreements  with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . .      37

                                    PART III

Item  10.     Directors and Executive Officers of the Registrant . . .       37

Item  11.     Executive  Compensation  . . . . . . . . . . . . . . . .       38

Item  12.     Security  Ownership  of  Certain  Beneficial Owners and
              Management and  Related  Stockholder  Matters. . . . . .       38

Item  13.     Certain  Relationships  and  Related  Transactions . . .       38

Item  14.     Controls  and  Procedures  . . . . . . . . . . . . . . .       38

                                     PART IV

Item  15.     Exhibits,  Financial  Statement  Schedules and Reports
              on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .       39

                                     PART I


             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING INFORMATION

     The statements contained in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes," and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section below. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in the company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.


ITEM 1.  BUSINESS

HISTORICAL

     We are a Florida corporation which was organized in 1976. We develop and operate outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease, or ESRD. We also provide acute inpatient dialysis treatments in hospitals, provide homecare services through our wholly owned subsidiary, DCA Medical Services, Inc. and provide dialysis center management services. We became a public company in 1977, and went private in 1979. We began construction of new centers in 1995, and in 1996 once again became a public company. In 1997, we sold our Florida dialysis operations. We currently operate 16 outpatient dialysis facilities, including a 40% interest in a dialysis center in Ohio and an unaffiliated center in Georgia, each of which we manage pursuant to management services agreements. We are in the development stage for a center in Indiana and a center in Virginia.

     Our principal executive offices are located at 1344 Ashton Road, Suite 201, Hanover, Maryland 21076, and you may contact us as follows:

          telephone: (410) 694-0500
          fax: (410) 694-0596
          email: severett@dialysiscorporation.com

GENERAL

     Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff. Our acute inpatient dialysis treatments are conducted under contractual relationships currently with nine hospitals and medical centers located in areas and states serviced by our outpatient dialysis facilities. Homecare, sometimes referred to as method II home patient treatment, requires the company to provide equipment and supplies, training, monitoring and follow-up assistance to patients who are able to perform their treatments at home.

     Our growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop new potential dialysis centers at costs within our budget. We opened a dialysis center in the first quarter of 2002 in Pennsylvania. We acquired a dialysis unit in Georgia in the second quarter of 2002. We opened two new centers in February 2003, one in Ohio and one in Maryland. We are in the development stage for two new centers, one in Indiana and one in Virginia.

     Our medical service revenues are derived primarily from four sources: (i) outpatient hemodialysis services (49%, 47% and 51% of medical services revenues for 2002, 2001 and 2000, respectively); (ii) home peritoneal dialysis services, including method II services (3%, 3%, and 6% of medical services revenues for 2002, 2001 and 2000, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (10%, 15% and 10% of medical services revenues for 2002, 2001 and 2000, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia), (38%, 35% and 33% of medical services revenue for 2002, 2001 and 2000, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients. ESRD patients normally receive 156 dialysis treatments each year.

     Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, our operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. From commencement of the Medicare ESRD program in 1972 through 1983, the ESRD composite rate was unchanged, and was decreased over the years thereafter, which was only minimally increased by Congress in January, 2000, which rate has increased through 2002. Commercial third-party reimbursement rates, which have increased as a percentage of our revenues over the last two years, are also susceptible to reduction. See "Operations - Medicare Reimbursement." The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals, and typically the rates are at least equivalent or higher on a per treatment basis.

DIALYSIS INDUSTRY

     Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, ESRD, results from chemical imbalance and buildup of toxic chemicals, and is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must either obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain regular dialysis treatment for the rest of their lives.

     Based upon information published by CMS, the number of ESRD patients requiring dialysis treatments in the United States is approximately 286,000, and continues to grow at a rate of approximately 5% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 4,200 dialysis facilities, and the current annual cost of treating ESRD in the United States is approximately $22 billion.

     ESRD Treatment Options

     Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or
(iii) the patient's home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 80%) with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

     The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney and also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and simultaneously with the blood circulating through one chamber, dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician's instructions.

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


BUSINESS STRATEGY

     Dialysis Corporation of America has 26 years' experience in developing and operating dialysis treatment facilities. Our first priority is to provide quality patient care. We intend to continue to establish alliances with physicians and hospitals, attempt to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize our high quality patient care. Our smaller size allows us to focus on each patient's individual needs while remaining sensitive to the physicians' professional concerns.

     We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. We are in the development stages for two new centers, one in Indiana, and one in Virginia. We are in different phases of negotiations with physicians for potential new facilities in different areas of the country.

     Same Center Growth

     We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and serene conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately 18% growth in the total number of treatments for our dialysis centers in existence as of December 31, 2001, and a 22% growth in medical services revenue. Our peritoneal dialysis patients approximately doubled in fiscal 2002.

     Development and Acquisition of Facilities

     One of the primary elements in developing or acquiring facilities is locating an area with an existing patient base under the current treatment of local nephrologists, since the proposed facility would primarily be serving such patients. Other considerations in evaluating development of a dialysis facility or a proposed acquisition are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area's demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as existing outpatient dialysis facilities within reasonable proximity to the proposed center.

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

     To construct and develop a new facility ready for operations takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to variables based on location, size and competitive elements. Some of our centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Construction of a 15 station facility typically costs in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon the patient base and earnings, and to a lesser extent, location and competition. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources.

     Inpatient Services

     Management is also seeking to increase acute dialysis care contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by our facilities. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. We believe that these arrangements are beneficial to our operations, since the contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment. In 2002, we entered into new acute inpatient dialysis services agreements with hospitals in Georgia.

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

OPERATIONS

     Location, Capacity and Use of Facilities

     We operate 16 outpatient dialysis facilities in Pennsylvania, New Jersey, Georgia, Ohio and Maryland, including an Ohio dialysis center in which we hold a 40% interest and which we operate in conjunction with the majority owner, the medical director of that center, and an unaffiliated center in Georgia which we manage. These dialysis facilities have a total designed capacity of 230 licensed stations. The owner of the facility we manage in Georgia is involved in litigation and subject to its success in that litigation and continuing to be the sole owner of that facility, we have given the owner a put option to sell to us, and we have a call option to purchase, all the assets of that Georgia dialysis facility. Each of the options are exercisable for two years commencing September 11, 2003. The put is not exercisable unless that Georgia dialysis facility has $100,000 in pre-tax income. Upon exercise the owner would receive a 20% interest in our Georgia facility and the remainder in cash, determined on a formula based upon a multiple of EBITDA.

     We own and operate our centers through subsidiaries of which a majority are 100% owned, with the balance owned in conjunction with the medical directors of each center who hold interests ranging from 20% to 49%. We have a minority 40% interest in a center in Ohio which we manage. The Lemoyne, Pennsylvania, and one of the South Georgia dialysis facilities are located on properties owned by Dialysis Corporation of America and leased to those subsidiaries. Our Ohio dialysis center is leased from a corporation owned by the medical director of that facility who also, together with his wife's corporation, owns 40% of the center. See Item 2, "Properties." We also manage an un-affiliated dialysis center in Georgia.

     Additionally, the company provides acute care inpatient dialysis services to nine hospitals in areas serviced by our dialysis facilities, and we are in the process of negotiating additional acute dialysis services contracts in the areas surrounding our facilities and in tandem with development of future proposed sites. Each of our dialysis facilities has the capacity to provide training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 80,000 hemodialysis treatments in 2002.

     The company estimates that on average its centers were operating at approximately 50% of capacity as of December 31, 2002, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe we can increase the number of dialysis treatments at our centers without making additional capital expenditures.

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

     Inpatient Dialysis Services

     The company presently provides inpatient dialysis services to nine hospitals in Ohio, Pennsylvania and Georgia, under agreements either with the company or with one of our subsidiaries in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

     Ancillary Services

     Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Although we have a good relationship with the manufacturer and have not experienced any problems in receipt of our supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on our operating revenue and income.

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

     The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a source of patients treated at the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of seven of our centers have acquired an ownership interest in the center they service ranging from 20% to 49%. Our Ohio affiliate is owned 60% by the physician. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and the medical directors treating patients at our facilities (see "Government Regulation" below), and we know of no limitations on physician ownership in our subsidiaries.

     Agreements with medical directors typically range from a term of five to 10 years, with renewal provisions, usually two renewal options each for five years. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. However, the agreements do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician's professional fees for services are billed directly to the patient or to government payment authorities by the treating physician and paid directly to the physician or the professional association.

     The company's ability to establish a dialysis facility in a particular area is significantly geared to the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility, most likely resulting in closure. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

     Quality Assurance

     Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in each facility. Quality assurance activities involve the ongoing examination of care provided, the identification of therapy deficiencies, the need for any necessary improvements in the quality of care, and evaluation of improved technology. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator to regularly review quality assurance data and initiate programs for improvement, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Our Vice President of Clinical Services, who is a certified nephrology nurse, oversees this program in addition to ensuring that the company meets federal and state compliance requirements for dialysis centers. See "Government Regulation" below.

     Patient Revenues

     A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by CMS. A majority of dialysis patients are covered under Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. Pennsylvania, New Jersey, Georgia, Maryland and Ohio, presently the states in which we operate, provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

     Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. If there is no secondary payor to cover the remaining 20%, Medicare may reimburse part of the balance as part of our annual cost report filings. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect our revenues and dialysis services payments. See "Medicare Reimbursement" below.

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

     The company receives reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between approximately $121 and $136 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. An average ESRD reimbursement rate is approximately $124 per treatment for outpatient dialysis services. The current maximum composite reimbursement rate is $144 per treatment. Congress has requested studies of the ESRD composite rate structure as well as other related ancillary services to determine whether the composite rate is subject to an annual inflationary increase. To date this issue is still pending.

     Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 26% of our medical services revenues in 2002 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement based upon patients' hematocrit levels. Other ancillary services, mostly other drugs, account for approximately an additional 10% of our medical services revenues. We submit claims monthly and are usually paid by Medicare within 14 days of the submission.

     There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our business, revenues and net earnings.

     Medicaid Reimbursement

     Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD provider in New Jersey, Ohio, Pennsylvania and Georgia.

                       SOURCES OF MEDICAL SERVICES REVENUE

                                 Year Ended December 31,
                                -------------------------
                                      2002     2001
                                      ----     ----
Medicare                               49%     48%
Medicaid and Comparable Programs        9%     11%
Hospital inpatient dialysis services   10%     15%
Commercial and private payors          32%     26%

     Management Services

     Dialysis Corporation of America has a management services agreement with each subsidiary, with its 40% owned affiliate DCA of Toledo, LLC, and with an unaffiliated Georgia dialysis center providing them with administrative and management services, including but not limited to assisting in procuring capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of each particular facility.

CORPORATE INTEGRITY PROGRAM

     Dialysis Corporation of America has developed a Corporate Integrity Program to assure we continue to achieve our goal of providing the highest level of care and service in a professional and ethical manner consistent with applicable federal and state laws and regulations. This program is intended to reinforce our management's, employees' and professional affiliates' awareness of their responsibilities to comply with applicable laws in the increased and complex regulatory environment relating to the operations of our company. This should benefit the overall care and services for our dialysis patients, assure our operations are in compliance with the law, which should also assist in operating in a cost-effective manner, and accordingly, benefit our shareholders.

     The board of directors has established an audit committee consisting of three independent members of the board who oversee audits, accounting, financial reporting, and who have established procedures for receipt, retention and resolution of complaints relating to those areas (none to date), among other responsibilities. The audit committee operates under a charter providing for its detailed responsibilities.

     Our company has developed a Compliance Program to assure compliance with fraud and abuse laws, enhance communication of information, and provide a mechanism to quickly identify and correct any problems that may arise. This Compliance Program supplements and enhances our company's existing policies, including those applicable to claims submission, cost report preparation, internal audit and human resources.

     As part of our Corporate Integrity Program, the company has also developed a Code of Ethics and Business Conduct covering management and all employees to assure all persons affiliated with our company and our operations act in an ethical and lawful manner. The Code of Ethics and Business Conduct covers relationships among and between affiliated persons, patients, payors, and relates to information processing, compliance, workplace conduct, environmental practices, training, education, development, among other areas. In its commitment to delivering quality care to dialysis patients, the company has mandated rigorous standards of ethics and integrity.

     The Corporate Integrity Program is implemented and upgraded to provide a highly professional work environment and lawful and efficient business operations to better serve our patients and our shareholders.


POTENTIAL LIABILITY AND INSURANCE

     Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although we have been involved in chronic and acute kidney dialysis services for approximately 26 years, the company has never been subject to any suit relating to its dialysis operations. The company initiated and is involved in a breach of contract dispute. See Item 3, "Legal Proceedings." We currently have general and umbrella liability insurance, as well as professional and products liability. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.


GOVERNMENT REGULATION

     General

     Regulation of healthcare facilities, including dialysis facilities, is extensive, with legislation continually proposed relating to safety, maintenance of equipment and proper records, quality assurance programs, reimbursement rates, confidentiality of medical records, licensing and other areas of operations. Each of the dialysis facilities must be certified by CMS, and we must comply with certain rules and regulations established by CMS regarding charges, procedures and policies. Each dialysis center is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. Our operations are also subject to the Occupational Safety and Health Administration, known as OSHA, relating to workplace safety and employee exposure to blood and other potentially infectious material.

     Many states have eliminated the requirement to obtain a certificate of need prior to the establishment or expansion of a dialysis center. There are no certificate of need requirements in the states in which we are presently operating.

     Our record of compliance with federal, state and local governmental laws and regulations remains excellent. Regulation of healthcare facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. We are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS. Enforcement, both privately and by the government, has become more stringent, particularly in attempts to combat fraud and waste. Since inception in 1976, we have maintained all of our licenses, including our Medicare and Medicaid and equivalent certifications. The loss of any licenses and certifications would have a material adverse effect on our company, revenues and earnings.

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

     Fraud and Abuse

     Certain aspects of our business are subject to federal and state laws governing financial relationships between health care providers and referral sources and the accuracy of information submitted in connection with reimbursement. These laws, collectively referred to as "fraud and abuse" laws, include the Anti-Kickback Statute, Stark II, other federal fraud laws, and similar state laws.

     The fraud and abuse laws apply because our medical directors have financial relationships with the dialysis facilities and also refer patients to those facilities for items and services reimbursed by federal and state health care programs. Financial relationships with patients who are federal program beneficiaries also implicate the fraud and abuse laws. Other financial relationships which bear scrutiny under the fraud and abuse laws include relationships with hospitals, nursing homes, and various vendors.

     Anti-Kickback Statutes

     The federal Anti-Kickback Statute prohibits the knowing and willful solicitation, receipt, offer, or payment of any remuneration, directly or indirectly, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable under the Medicare, Medicaid, or other federal health care program.

     Sanctions for violations of the Anti-Kickback Statute include criminal penalties, such as imprisonment and fines of up to $25,000 per violation, and civil penalties, of up to $50,000 per violation, and exclusion from Medicare, Medicaid, and other federal health care programs.

     The language of the Anti-kickback Statute has been construed broadly by the courts. Over the years, the federal government has published regulations that established "safe harbors" to the Anti-Kickback Statute. An arrangement that meets all of the elements of the safe harbor is immunized from prosecution under the Anti-Kickback Statute. The failure to satisfy all elements, however, does not necessarily mean the arrangement violates the Anti-Kickback Statute.

     Some states have enacted laws similar to the Anti-Kickback Statute. These laws may apply regardless of payor source, may include criminal and civil penalties, and may contain exceptions that differ from the safe harbors to the Anti-Kickback Statute.

     As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of our company's medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center. Eight of our outpatient dialysis centers are owned jointly between the company and physicians, usually professional associations, who hold a minority position. Our Ohio affiliate is majority-owned by a physician. These physicians, except in one instance, also act as the medical directors for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at our facilities. We believe that the value of the minority interest in our subsidiaries acquired by physicians has been consistent with the fair market value of the cash consideration paid, assets transferred to, and/or services performed by such physicians for the subsidiary, and there is no intent to induce referrals to our facilities. See "Business - Physician Relationships" above. We have never been challenged under the fraud and abuse laws and believe our arrangements with our medical directors are in material compliance with applicable law. Several states in which we operate have laws prohibiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships we have with our medical directors who hold joint ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties.

     Management believes that the Anti-Kickback Statute and other fraud and abuse laws are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by the company generally cannot by their very nature be over-utilized, since dialysis treatment is not elective, and is only indicated when there is temporary or permanent kidney failure. Medical necessity is capable of objective documentation, drastically reducing the possibility of over utilization. There are safe harbors for certain arrangements. Relationships with medical director ownership of minority interests in our facilities satisfy many but not all of the criteria for the safe harbor, and there can be no assurance that these relationships will not subject us to investigation or prosecution by enforcement agencies. In an effort to further our compliance with the law, we have adopted a corporate compliance plan that addresses medical necessity and medical chart audits to confirm medical necessity of referrals.

     With respect to our inpatient dialysis services, we provide hospitals with dialysis services, including qualified nursing and technical personnel, supplies, equipment and technical services. In certain instances, medical directors of a company facility who have a minority interest in that facility may refer patients to hospitals with which we have an inpatient dialysis services arrangement. Although these arrangements may implicate the federal fraud and abuse laws, we believe our acute inpatient hospital services are in compliance with the law. See "Stark II" below.

     We endeavor in good faith to comply with all governmental regulations. However, there can be no assurance that we will not be required to change our practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process, enforcement procedures, or whether changes in the safe harbor rules will affect our position with respect to the Anti-Kickback Statute, but we do believe we will remain in compliance.

     Stark II

     The Physician Ownership and Referral Act, known as Stark II, bans physician referrals, with certain exceptions, for certain "designated health services" as defined in the statute to entities in which a physician or an immediate family member has a "financial relationship" which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. For purposes of Stark II, "designated health services" include, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of "designated health services."

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

     HHS' regulations to Stark II became effective in January, 2002. These regulations exclude from covered designated health services and referral prohibitions, services included in the ESRD composite rate and EPO and other drugs required as part of dialysis treatments under certain conditions. Also excluded from "inpatient hospital services" are dialysis services provided by a hospital not certified by CMS to provide outpatient dialysis services, which would exclude our inpatient hospital services agreements from Stark II. Equipment and supplies used in connection with home dialysis are excluded from the Stark II definition of "durable medical equipment." HHS is revisiting its regulations and intends to issue additional regulations to the Stark legislation. We are unable to predict the extent or nature of such revised and/or new HHS regulations, which may negatively impact our operations or require us to restructure different aspects of our business.

     Phase I of the federal Stark II regulations and the legislative history of Stark II indicates that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare and Medicaid program and patient abuse. Since dialysis is a necessary medical treatment for those with temporary or permanent kidney failure it is not highly susceptible to that type of abuse. We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items provided by the company incident to dialysis services within the Stark II prohibitions.

     If the provisions of Stark II were found to apply to our arrangements however, we believe that we would be in compliance. We compensate our nephrologist-physicians as medical directors of our dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send their patients to or treat their patients at any of our facilities do not receive any compensation from the company.

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

     If CMS or any other government entity otherwise interprets the Stark II regulations, we may be required to restructure certain existing compensation or investment agreements with our medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement.
If such were to be the case, we could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect our operations and future financial results. We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to our arrangements, it is possible that we could be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that such prospective compliance, if permissible, would not have a material adverse effect on the company.

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

     The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws, which were expanded. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities, known as the "Fraud and Abuse Control Program" and the "Medicare Integrity Program." The Fraud and Abuse Control Program is conducted jointly by HHS and the Attorney General while the Medicare Integrity Program enables HHS, the Department of Justice and the FBI to monitor and review Medicare fraud.

     Under these programs, these governmental entities undertake a variety of monitoring activities previously left to providers to conduct, including medical utilization and fraud review, cost report audits and secondary payor determinations. The Incentive Program for Fraud and Abuse Information rewards Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created several new Health Care Fraud Crimes and extended their applicability to private health plans.

     As part of the administrative simplification provisions of HIPAA, final regulations governing electronic transactions relating to healthcare information were published by HHS. These regulations require a party transmitting or receiving healthcare transactions electronically to send and receive data in single format. This regulation applies to our submissions and processing of healthcare claims and also applies to many of our payors. We are in the process of developing the single format transmission, which is required to be in place by October 16, 2003.

     HHS also published regulations relating to the exchange of healthcare information to comply with HIPAA privacy standards. HHS' privacy rules cover all individually identifiable healthcare information known as "protected health information" and apply to healthcare providers, health plans, and healthcare clearing houses, known as "covered entities." Covered entities must be in compliance no later than April 14, 2003. The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient acknowledgement of receipt of a notice of privacy practices; (ii) obtain patient authorization before certain uses and disclosures of protected health information; (iii) respond to patient requests for access to their healthcare information; and (iv) develop policies and procedures with respect to uses and disclosures of protected health information. HHS proposed changes to these privacy regulations to correct unintended consequences that threatened patients' access to quality health care.

     We have developed and continue to refine our HIPAA compliance plan, and expect to be in material compliance by April 14, 2003. These regulations are complex, and require our continued efforts, which add to our administrative and financial obligations, to insure the privacy of protected health information. It is anticipated that the HIPAA privacy rules will be further amended, which could require our company to spend additional resources to comply.

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

     Although we believe we substantially comply with currently applicable state and federal laws and regulations and to date have not had any difficulty in maintaining our licenses and Medicare and Medicaid authorizations, the healthcare service industry is and will continue to be subject to substantial and continually changing regulation at the federal and state levels, and the scope and effect of such and its impact on our operations cannot be predicted. No assurance can be given that our activities will not be reviewed or challenged by regulatory authorities. We continue to work with our healthcare counsel in reviewing our policies and procedures and make every effort to comply with HIPAA and other applicable federal and state laws and regulations.

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


OTHER REGULATION

     There are also federal and state laws prohibiting anyone from presenting false claims or fraudulent information to obtain payments from Medicare, Medicaid and other third-party payors, such as the federal False Claims Act. These laws provide for both criminal and civil penalties, exclusion from Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. The False Claims Act has been used to prosecute for fraud, for coding errors, billing for services not provided, and billing for services at a higher than allowable billing rate. We believe we have the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. Such reports and requests are subject to a challenge under these laws.

     Certain states have anti-kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-Kickback Statute and Stark
II. We have no reason to believe that we are not in compliance with such state laws.

     Dialysis Corporation of America has developed a Compliance Program as part of its Corporate Integrity Program, designed to assure compliance with fraud and abuse laws and regulations. See above under the caption "Corporate Integrity Program." The establishment and implementation of our compliance program, coupled with our existing policies and internal controls, could have the effect of mitigating any civil or criminal penalties for potential violations, none of which we have had in our existence since 1976. We will continue to use our best efforts to fully comply with federal and state laws, regulations and requirements as applicable to its operations and business.


COMPETITION

     The dialysis industry is very competitive. There are numerous providers who have dialysis facilities in the same areas as the company. Many are owned by major corporations, which operate dialysis facilities regionally, nationally and internationally. Our operations are small in comparison with those corporations. Some of our major competitors are public companies, including Fresenius Medical Care, Inc., A.G., Gambro Healthcare, Inc., Renal Care Group, Inc. and DaVita, Inc. Most of these companies have substantially greater financial resources, many more centers, patients and services than our company, and by virtue of such may have an advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with an even greater competitive edge. Competition for acquisitions has increased the cost of acquiring existing dialysis facilities. We also face competition from hospitals and physicians that operate their own dialysis facilities.

     Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis facility for it to participate in the Medicare ESRD program, and are responsible for the supervision of the medical operations of the center. Our medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

     Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor, renal transplantations could become a more significant competitive aspect to the dialysis treatments we provide. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have lost their transplant function and returned to dialysis treatments.


EMPLOYEES

     As of January, 2003, our company had 191 full time employees, including nurse administrators, licensed practical nurses, registered nurses, technical service manager, technical specialists, patient care technicians, clerical employees, and social workers and dietitians. We retain 11 part-time employees consisting of registered nurses, patient care technicians and clerical employees. We also utilize 61 "per diem" personnel to supplement staffing.

     We retain 10 independent contractors who include social workers and dietitians at our Pennsylvania and New Jersey and certain Georgia facilities. These are in addition to the medical directors, who supervise patient treatment at each facility, and the social workers and dietitians at certain of our Georgia facilities, who are independent contractors.

     We believe our relationship with our employees is good and we have not suffered any strikes or work stoppages. None of our employees is represented by any labor union. We are an equal opportunity employer.


RISK FACTORS

     We have listed below certain of the risk factors relating to our company and our securities. There may be other risks and uncertainties that the company may face of which we are currently unaware which could also adversely affect our business, operations and financial condition. If any of such risks or uncertainties arise, or the risks listed below occur, our company, operations, earnings and financial condition could be materially harmed, which, in turn, would most likely adversely affect the trading price of our common stock. Any such event could seriously impact a shareholder's investment in the company.


UNTIL FISCAL 2001, WE HAD EXPERIENCED OPERATIONAL LOSSES

     Since 1989, when we sold four of our five dialysis centers, we had experienced operational losses. Not until fiscal 2001 did we reflect net income. We initiated an expansion program in 1995, opening two new dialysis centers that year, and to date operate and/or manage 16 centers in New Jersey, Pennsylvania, Georgia, Ohio and Maryland, and we have two facilities in the development stage in Indiana and Virginia. Some of our dialysis centers have generated losses since their commencement of operations and, although typical to newly established facilities, some continue to generate losses after 12 months of operations. This is due to operational costs and time needed to reach full capacity of dialysis treatments. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


DIALYSIS OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

     Our dialysis operations are subject to extensive federal and state government regulations, which include:

     -    licensing requirements for each dialysis facility
     -    patient referral prohibitions
     - false claims prohibitions for health care reimbursement and other fraud and abuse regulations
     -    record keeping requirements
     -    health, safety and environmental compliance
     - expanded protection of the privacy and security of personal medical data
     - establishing standards for the exchange of electronic health information; electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals

     Many of these laws and regulations are complex and open to a variety of interpretations. If we are forced to change our method of operations because of these regulations, our earnings, financial condition and business might be adversely affected. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, revocation of licensure, closure of a facility, and exclusion from participating in Medicare and Medicaid programs. Any loss of federal or state certifications or licenses would adversely impact our business.


OUR ARRANGEMENTS WITH OUR PHYSICIAN MEDICAL DIRECTORS DO NOT MEET THE SAFE HARBOR PROVISIONS OF FEDERAL AND STATE LAWS, AND MAY SUBJECT US TO GREATER GOVERNMENTAL SCRUTINY

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


OUR OPERATIONS ARE SUBJECT TO MEDICARE AND MEDICAID AUDITS WITH CONCURRENT POTENTIAL CIVIL AND CRIMINAL PENALTIES FOR FAILURE TO COMPLY

     We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies if they assert that we have overcharged the programs or failed to comply with program requirements, none of which we have done. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions.

     In the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and take appropriate corrective action. In most cases, we and the reviewing agency will agree upon the measures that will bring the center or services into compliance. In some cases or upon repeat violations, none of which we have experienced, the reviewing agency may take various adverse actions against a provider, including but not limited to:

     -    the imposition of fines;
     -    suspension of payments for new admissions to the center; and
     - in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

     Any such regulatory actions could adversely affect a provider's ability to continue to operate, to provide certain services, and/or the eligibility to participate in Medicare or Medicaid programs or to receive payments from other payors. Further, actions against one center may subject our other centers deemed under common control or ownership to adverse remedies.


THERE HAS BEEN INCREASED GOVERNMENTAL FOCUS AND ENFORCEMENT WITH RESPECT TO ANTI-FRAUD INITIATIVES AS THEY RELATE TO HEALTHCARE PROVIDERS

     State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Recent legislation expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud and abuse requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Anti-fraud actions, however, could have an adverse effect on our financial position and results of operations.


OUR REVENUES AND FINANCIAL STABILITY ARE DEPENDENT ON FIXED REIMBURSEMENT RATES UNDER MEDICARE AND MEDICAID

     During 2002, approximately 49% of our patient revenues was derived from Medicare reimbursement and 9% of our patient revenues was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect our revenues and profitability. Furthermore, operating costs tend to increase over the years without comparable increases in the prescribed dialysis treatment rates.


DECREASES IN REIMBURSEMENT PAYMENTS FROM THIRD-PARTY, NON-GOVERNMENT PAYORS COULD ADVERSELY AFFECT OUR EARNINGS

     Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect our business. Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue. We estimate approximately 42% of our patient revenues for 2002 was obtained from sources other than Medicare or Medicaid and equivalent programs. We generally charge non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and equivalent rates. Any limitation on our ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed corporate rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than we charge, could adversely affect our business, results of operations, and financial condition.


ANY DECREASE IN THE AVAILABILITY OF OR THE REIMBURSEMENT RATE OF EPO WOULD REDUCE OUR REVENUES AND EARNINGS

     EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. On January 1, 2003, Amgen increased the price of EPO, and there is no assurance there will not be further price increases. There currently is no alternative drug available to us for dialysis patient treatment of anemia. The available supply could be delayed or reduced, whether by Amgen, unforeseen circumstances, or through excessive demand. This would adversely impact our revenues and profitability, since approximately 26% of our medical revenues in 2002 were based upon the administration of EPO to our dialysis patients. Most of our EPO reimbursement is from government programs. We are unsure whether there will be an EPO reimbursement rate reduction, but if such occurs, it would adversely affect our revenues and earnings.


OUR ABILITY TO GROW IS SUBJECT TO OUR RESOURCES AND AVAILABLE LOCATIONS

     Other than one center acquisition in 2002, expansion of our operations has been through construction of dialysis facilities. This is due to the substantial costs involved in an acquisition, usually valued on a per-patient basis. We seek areas with qualified and cost-effective nursing and technical personnel, with a sufficient population to sustain a dialysis facility. These opportunities are limited and we compete with much larger dialysis companies for appropriate locations. Construction through commencement of operations generally takes four to six months and sometimes longer. Once the facility is operable, it generates revenues, but usually does not operate at full capacity, and may generate losses for approximately 12 months or longer. Our growth strategy based on construction also involves the risks of our ability to identify suitable locations to develop additional facilities. Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

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

     We expand generally through seeking an appropriate location considering the patient base, availability of a physician nephrologist to be our medical director, and a skilled work force. Construction and equipment costs for a new dialysis facility with 15 stations typically range from $600,000 to $750,000. The cost of acquiring a center is usually much greater. We cannot ensure that we will be successful in developing or acquiring dialysis facilities, or otherwise successfully expanding our operations. We are negotiating with nephrologists and others to establish new dialysis centers, but we cannot ensure these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities.


WE DEPEND ON PHYSICIAN REFERRALS, AND THE LIMITATION OR CESSATION OF SUCH REFERRALS WOULD ADVERSELY IMPACT OUR REVENUES AND EARNINGS

     Our dialysis facilities and those centers we seek to develop are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology. Generally, the nephrologist or medical professional association of physicians supervising a particular dialysis center's operations, known as a medical director of that facility, account for most of the patient base. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other conveniently located dialysis facility. We may not be able to renew or otherwise negotiate compensation under the medical director agreements with our medical director physicians which could terminate the relationship, and without a suitable medical director replacement could result in closure of the facility. Accordingly, the loss of these key referring physicians at a particular center could have a material adverse effect on the operations of the center and could adversely affect our revenues and earnings.

     Some of the referring physicians own minority interests in certain of our dialysis facilities. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We are unable to predict how this would affect our relationship with these referring physicians or their patients, who may seek treatment elsewhere, which would have an adverse effect on our business.

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


OUR BUSINESS IS SUBJECT TO SUBSTANTIAL COMPETITION, AND WE MUST COMPETE EFFECTIVELY, OTHERWISE OUR GROWTH COULD SLOW

     We are operating in a very competitive environment in terms of operation, development and acquisition of existing dialysis centers. Our competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating. There are some very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Most of our competition have much greater financial resources, more dialysis facilities and a larger patient base.

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

     Medicore owns 62% of our company, and is able to elect all of our directors and otherwise control our management and operations. Such control is also complemented by the fact that Thomas K. Langbein is Chairman of the Board and Chief Executive Officer of both our company and Medicore, of which company he is also the President; and Daniel R. Ouzts is Vice President and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to our management. The costs of executive salaries and other shared corporate overhead for these companies are allocated on the basis of time spent. The amount of expenses charged by Medicore to our company for 2002 amounted to approximately $200,000.

     Additionally, there have been past and there are current transactions between our company and Medicore and their directors, including loans and insurance coverage. We advanced funds to Medicore for working capital requirements until Medicore sold Techdyne, Inc., another of its public subsidiaries, in June, 2001. We also loaned Medicore $2,200,000 for its financing and investment in Linux Global Partners, Inc. ("LGP"), a private company involved in developing a Linux desktop product and investing in Linux software companies, and which company is in its developmental stages. Medicore repaid that loan in May and June, 2001, with approximately $294,000 of accrued interest.

     Since Medicore holds a majority interest in our company, there exists the potential for conflicts between Medicore and us, and the responsibilities of our management to our shareholders could conflict with the responsibilities owed by management of Medicore to its shareholders.


THE LOSS OF CERTAIN EXECUTIVE PERSONNEL WITHOUT RETAINING QUALIFIED REPLACEMENTS COULD ADVERSELY AFFECT MANAGEMENT OF OUR BUSINESS, AND OUR REVENUES AND EARNINGS COULD DECLINE

     We are dependent upon the services of our executive officers, Thomas K. Langbein, Chairman of the Board and Chief Executive Officer, who also holds those positions with our parent, Medicore, of which company he is also President, and Stephen W. Everett, director and President of the company. Mr. Langbein has been involved with Medicore since 1971, when his investment banking firm, Todd & Company, Inc., took it public, and with our company since it became a public company in 1977 (originally a wholly-owned subsidiary of Medicore organized in 1976). Mr. Everett joined us in November, 1998 as Vice President, became Executive Vice President in June, 1999, and President on March 1, 2000. Mr. Everett has been involved in the healthcare industry for 23 years. Mr. Langbein has an employment agreement with the parent through August 21, 2003, which provides for non-competition within 20 miles of Medicore's primary operations, with an option for Medicore to pay $4,000 per month for 12 months for additional non-competition provisions. Mr. Everett has an employment agreement with the company through December 31, 2005 with a one-year non-competition provision within the United States. It would be very difficult to replace the services of these individuals, whose services, individually and certainly combined, if lost would adversely affect our company, its operations and earnings, and most likely as a result, the trading price of our common stock. There is no key-man life insurance on any of our officers.


THERE IS A POSSIBILITY OF CONTINUED VOLATILITY IN OUR SECURITY PRICE

     Our common stock trades on the Nasdaq SmallCap Market. Over the years the market price of the common stock has significantly fluctuated. During the last two years, the common stock has been as high as $7.35 in the second quarter of 2002 and as low as $.23 in the second quarter of 2001. On February 19, 2003, the closing price of the common stock was $3.64. The market price of our common stock could fluctuate substantially based upon announcements concerning our company, such as operating results, government regulatory changes, technological innovations, or information concerning our competitors. In addition, security prices fluctuate widely for reasons unrelated to operations, usually general political, and worldwide and domestic economic conditions, and the stock market's reaction. These fluctuations and events could adversely affect the market price of our common stock.


POSSIBLE DELISTING AND RISKS OF LOW PRICED STOCKS

     Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or a market capitalization of $35,000,000 or a net income of $500,000 for our most recently completed fiscal year or in two of the last three most recently completed fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among other criteria. For SmallCap companies, as is our company, if a deficiency occurs for a period of 30 consecutive business days, the particular company is notified by Nasdaq and has 180 days to achieve compliance. Following this grace period, issuers that demonstrate compliance with the core initial listing standards of the SmallCap Market, which is either net income of $750,000 (determined from the most recently completed fiscal year or two of the most recently completed fiscal years), stockholders' equity of $5,000,000, or market capitalization of $50,000,000, will be afforded an additional 180-day grace period within which to regain compliance. If the company is unable to demonstrate compliance, the security is subject to delisting. The security might be able to trade on the OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for the company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of our securities, and may be exposed to a risk of decline in the market price of the common stock.

     In November, 2000 and again in April, 2001, we received notification from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market that our common stock failed to maintain a closing bid price greater than or equal to $1.00 per share for 30 consecutive days, as required by Marketplace Rule 4310(c)(4). In each instance, we maintained our Nasdaq SmallCap Market listing. In December, 2000, we received notice from Nasdaq's Listing Qualifications Department that our common stock failed to maintain a market value of public float greater than $1,000,000 as required under Marketplace Rule 4310(c)(7), which was ultimately complied with. These situations dealing with the trading market are beyond our control. There can be no assurance that some other listing maintenance criteria will not become deficient, whether within or beyond our control, and without a timely cure, could cause our common stock to be delisted from the Nasdaq SmallCap Market.


SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

     Our parent company owns 2,410,622 shares of our common stock, or 62% of our company. Officers and directors of our company and parent own approximately 290,000 shares of common stock and 516,000 options exercisable into an additional 516,000 shares of common stock. Most of the shares held by these officers and directors are not freely tradable and are restricted from public sale. However, a registration statement covering the sale of shares held by these officers, directors and Medicore, may be effected, since these are controlling persons of the company, and all their shares, including those issuable upon exercise of their options, would then be eligible for resale in the public market without restriction. Also, the officers' and directors' common stock now owned, as well as the shares obtainable upon exercise of their options, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. These conditions include holding the shares for one year from acquisition, volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale, the filing of a Form 144, our company continuing to timely file its reports under the Exchange Act, and the sales are sold directly to a market maker or otherwise sold through a typical broker's transaction, with normal commissions and no prearranged solicitations of the purchase order. Our tradable common stock, known as the float, is approximately 1,187,222 shares, and the approximately 290,000 shares of common stock directly owned by the officers and directors of our company and parent represents approximately 24% of the float, and with the options for 516,000 additional shares, would represent approximately 47% of the float. Accordingly, the sale by such officers and directors, whether through a registration statement or under Rule 144, may have an adverse affect on the market price of our common stock, and may hamper our ability to manage subsequent equity or debt financing. If these shareholders sell substantial amounts of their common stock of our company, including shares issued upon the exercise of their options, into the public market, the market price of our common stock could fall.


ITEM 2.  PROPERTIES

     Dialysis Corporation of America owns three properties, one located in Lemoyne, Pennsylvania, a second in Easton, Maryland, and a third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each. The lease is guaranteed by the tenant's parent company. We use approximately 600 square feet at that property for an administrative office.

     The Lemoyne property of approximately 15,000 square feet houses one of our dialysis centers of approximately 5,400 square feet, approved for 17 dialysis stations with space available for expansion under a five year lease through December 22, 2003, with two renewals of five years each. We use approximately 4,000 square feet for administrative offices.

     We paid off the remaining balance on first mortgages on our Easton, Maryland and Lemoyne, Pennsylvania properties in December 2002. The Easton, Maryland property has a mortgage to secure a $700,000 development loan to our Vineland, New Jersey subsidiary at an annual interest rate of 1% over the prime rate, maturing in December, 2007, which loan we guaranty. This loan had a remaining principal balance of approximately $662,000 at December 31, 2002. See
Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to Consolidated Financial Statements."

     We acquired property in Valdosta, Georgia in 2000, and constructed a dialysis facility there. This property is subject to a five year $788,000
mortgage obtained in April, 2001 with interest at prime plus   with a minimum
rate of 6% maturing in April, 2006. This mortgage had a remaining principal balance of approximately $753,000 at December 31, 2002. We lease approximately 6,000 square feet to one of our dialysis centers in Valdosta for $90,600 per year under a 10-year lease, with two renewals of five years.

     For our Cincinnati, Ohio facility, we purchased the property and recently completed the construction of an approximately 5,000 square foot dialysis facility at a cost of approximately $740,000, including approximately $75,000 of tenant improvements. In February, 2003, we sold the property to a corporation owned by the medical director of that facility with that corporation owning 20% of our Cincinnati subsidiary. The medical director's wife owns a company which also holds a 20% interest in the Cincinnati facility. The corporation owned by the medical director is leasing the facility to our Cincinnati subsidiary under a 10 year lease with two consecutive five-year renewals with rental escalation commencing five years from the commencement date, which was February 6, 2003, based upon a percentage increase in the CPI for the Cincinnati, Ohio area. Our 60% owned Cincinnati subsidiary issued to us a five-year $75,000 promissory note for the tenant improvements we provided. The note must be paid prior to that subsidiary paying any other of its indebtedness, and earlier if at such time the subsidiary has cash flow or other proceeds available for distribution to its members under its operating agreement, subject to tax payment distributions which have a priority. Should our subsidiary sell additional limited liability interests, the proceeds will first be used to repay the note.

     Dialysis Corporation of America leases space at its Lemoyne, Pennsylvania property to unrelated parties for their own business activities unrelated to dialysis services. One lease was for approximately 1,500 square feet through June 30, 2003. A second lease is for approximately 530 square feet on a month-to-month basis.

     In addition to our Lemoyne, Pennsylvania, Valdosta, Georgia and Cincinnati, Ohio facilities, we presently have 11 other dialysis centers that lease their respective facilities from unaffiliated parties, most under five to ten year leases, usually with two renewals of five years each, for space ranging from approximately 3,000 to 7,000 square feet. The lease in Homerville, Georgia was for two years to September 30, 2002, for approximately 1,700 square feet. The lease is now on a month-to-month basis. We sublet a minimal amount of space at two of our dialysis facilities to the physicians who are our medical directors at those facilities for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the "Anti-Kickback Statute." See Item 1, "Business - Government Regulation - Fraud and Abuse."

     We lease approximately 2,300 square feet in Hanover, Maryland for executive offices pursuant to a five year lease with one five year renewal option.

     We are developing a new center in Indiana and a new center in Virginia and are actively pursuing the additional development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

     We construct most of our dialysis facilities, which have state-of-the-art equipment and facilities. The dialysis stations are equipped with modern dialysis machines under a November, 1996 master lease/purchase agreement with a $1.00 purchase option at the end of the term. Payments under the various schedules extend through August, 2007. See Note 2 to "Notes to Consolidated Financial Statements."

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

     We maintain executive offices at 1344 Ashton Road, Suite 201, Hanover, Maryland 21076, and administrative offices at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043, as well as at our parent's facility at 2337 West 76th Street, Hialeah, Florida 33016.


ITEM 3.  LEGAL PROCEEDINGS

     In July, 2002, the company initiated an action against Lawrence Weber Medical, Inc. d/b/a Omnicare Renal Services in the United States District Court for the Middle District of Pennsylvania asserting a breach by Omnicare of a Consulting Services Agreement. The company is seeking damages, costs of the legal action, and other relief as the court deems equitable. Omnicare filed an answer and counterclaims against the company and its subsidiary alleging breaches of the Consulting Services Agreement and related agreements between the parties seeking damages. The company believes the counterclaims are without merit. Discovery has recently commenced. The company intends to vigorously prosecute its claims and defend the counterclaims. This action is in the discovery stage, with a trial date scheduled for September, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2002 to a vote of security holders through the solicitation of proxies or otherwise. Since Medicore owns approximately 62% of our equity, proxies are not solicited, but rather we provide our shareholders with an Information Statement and an Annual Report. The Information Statement provides similar information to shareholders as does a proxy statement, except there is no solicitation of proxies. Shareholders who are entitled to vote at the annual meeting scheduled for May 29, 2003, which are those shareholders of record on April 11, 2003, will receive an Information Statement which provides certain information relating to "Directors and Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and "Certain Relationships and Related Transactions," and which information is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2002. See Part III of this Annual Report, Items 10, 11, 12 and 13.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock commenced trading on the Nasdaq SmallCap Market on April 17, 1996, under the symbol "DCAI." The table below indicates the high and low bid prices for our common stock for the four quarters for the years ended December 31, 2001 and 2002 as reported by Nasdaq.

                          BID PRICE
                          ---------
   2001                HIGH       LOW
   ----                ----       ---
1st Quarter           $1.03     $  .50
2nd Quarter            1.90        .23
3rd Quarter            2.10       1.02
4th Quarter            4.20       1.28

                         BID PRICE
                         ---------
   2002               HIGH      LOW
   ----               ----      ---
1st Quarter           $3.80    $ 2.80
2nd Quarter            7.35      2.35
3rd Quarter            4.50      2.00
4th Quarter            4.38      2.90
_______________

     At February 10, 2003, the high and low sales prices of our common stock were $4.00 and $3.89, respectively.

     Bid prices represent prices between brokers, and do not include retail mark-ups, mark-downs or any commission, and may not necessarily represent actual transactions.

     At February 10, 2003, we had 110 shareholders of record as reported by our transfer agent. We have been advised by ADP, which organization holds securities for banks and depositories, that there are approximately 812 beneficial owners of our common stock.

     Dialysis Corporation of America has never paid a dividend and does not anticipate that it will pay dividends in the foreseeable future. The board of directors intends to retain earnings, for use in the business. Future dividend policy will be at the discretion of the board of directors, and will depend on our earnings, capital requirements, financial condition and other similar relevant factors. Until 2001, we had experienced operational losses. See Item I, "Business - Risk Factors," Item 6, "Selected Financial Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 2002 is derived from the audited consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.


                                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS DATA
                                         (in thousands except per share amounts)
                                         Years Ended December 31,
                            --------------------------------------------------------
                                  2002       2001        2000       1999       1998
                                  ----       ----        ----       ----       ----
Revenues  . . . . . . . . . .   $25,607     $19,441     $9,247     $5,866     $4,004
Net income (loss) . . . . . .     1,242         784       (356)      (668)      (204)
Earnings  (loss)  per  share
  Basic     . . . . . . . . .       .32         .20       (.09)      (.19)      (.06)
  Diluted   . . . . . . . . .       .29         .20       (.09)      (.19)      (.06)



                                                        CONSOLIDATED  BALANCE  SHEET  DATA
                                                                   (in  thousands)
                                                                      December 31,
                                            -------------------------------------------------------
                                                   2002       2001       2000        1999         1998
                                                   ----       ----       ----        ----         ----
Working  capital  . . . . . . . . . . . . . .   $  4,593   $  3,883    $  3,869     $ 4,152     $ 5,115
Total  assets   . . . . . . . . . . . . . . .     17,154     15,683      11,177       9,036       9,349
Intercompany  receivable  from
  Medicore  (non-current  portion). . . . . .        ---       201          414         105         121
Long  term  debt,  net of current portion . .      2,727     2,935        1,755     870 633
Stockholders'  equity . . . . . . . . . . . .      9,727     8,485        7,799       7,260       7,771

_________________________


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

GENERAL

     Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 16 outpatient dialysis centers, including one in which it holds a minority interest and one unaffiliated dialysis facility which it manages. Our company also provides dialysis treatments to dialysis patients of nine hospitals and medical centers through acute inpatient dialysis services agreements. We also provide homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration of EPO.

     Approximately 58% of our medical service revenues are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare rates have slightly increased, not relating to increased costs of operations. Dialysis is typically reimbursed at higher rates from private payors, such as the patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

     Our medical service revenues are derived primarily from four sources:

                                                     % of Medical Services
                                                      Revenues for 2002
                                                       -----------------
-     outpatient hemodialysis services                         49%
-     home peritoneal dialysis services                         3%
-     inpatient hemodialysis services                          10%
-     ancillary services, primarily administration of EPO      38%

     See Item 1, "Business," under the captions "General" and "Operations."

     The healthcare industry is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that we will not be required to restructure our practice and will not experience material adverse effects as a result of any such challenges or changes. See Item 1, "Business - Government Regulation." We have developed a Corporate Integrity Program to assure our company provides the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. Among the different programs and committees responsible for its implementation is our Compliance Program to assure compliance with fraud and abuse laws and supplement our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared to a cost-efficient operation beneficial to patients and shareholders. See Item 1, "Business - Corporate Integrity Program."

     Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop these new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with more personnel and financial resources, in acquiring and/or developing facilities in areas targeted by us. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no assurance as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base.


RESULTS OF OPERATIONS

2002 COMPARED TO 2001

     Medical service revenues increased approximately $6,243,000 (33%) for the year ended December 31, 2002, compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,947,000, including revenues of $874,000 for our new Pennsylvania facility which commenced operations in January 2002; decreased revenues of $71,000 for our New Jersey centers reflecting a reduction in patients at one of our New Jersey facilities and termination of our two New Jersey acute care contracts; and increased revenues of $4,454,000 for our Georgia centers, two of which became operational during 2001 which contributed $3,263,000 additional revenues in 2002 and another being acquired in April 2002 for which 2002 revenues amounted to $1,212,000; and a decrease in consulting and license income of approximately $87,000.

     Interest and other income decreased by approximately $77,000 for the year ended December 31, 2002, compared to the preceding year. This includes a decrease in interest from our parent of $120,000 for the year ended December 31, 2002 compared to the preceding year, consisting of interest on a note receivable and an advance receivable, primarily due to our parent's repayment of the note; a decrease in other interest income of $13,000 primarily due to a decrease in average interest rates; an increase in management fee income of $76,000 pursuant to a management services agreement with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center with which we entered a management services agreement effective September 2002; a decrease in miscellaneous other income of $26,000 and an increase in rental income of $6,000.

     Cost of medical services sales as a percentage of sales decreased to 60% for the year ended December 31, 2002, compared to 64% for the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales. We receive approximately 26% of our medical services revenues from the administration of EPO to our patients. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges will increase our costs and thereby adversely impact our earnings. We cannot predict the price increases, if any, or the extent of such by the manufacturer, or our ability to offset any such increases.

     Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $
1,917,000 for the year ended December 31, 2002, compared to the preceding year. This increase reflects operations of our new dialysis center in Pennsylvania, the Georgia center acquired in April 2002 and a full year's operations for the two Georgia centers opened during 2001; and increased support activities resulting from expanded operations. Although selling, general and administrative expenses increased, as a percent of medical service revenues these expenses remained relatively constant amounting to 30% for the year ended December 31, 2002, and for the preceding year.

     Provision for doubtful accounts increased approximately $61,000, largely as a result of increased sales revenues. The provision remained relatively constant amounting to 3% of sales for the year ended December 31, 2002 and for the preceding year. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

     Although operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

     The company experienced same-center growth in total treatments of approximately 18% in 2002. Same-center revenues grew 22% in fiscal 2002. The company made an acquisition in May 2002 of a facility in Georgia that added 4% to revenue and 5% to operating income. Overall, operating income grew approximately 64% in fiscal 2002, as our dialysis facilities continue to mature, especially the 4 new dialysis centers added in 2001 and 2002. During this maturation process, management continues to search for ways to operate more efficiently and reduce costs through process improvements and improve our bottom line. We are reviewing technological improvements as well, and will make the capital investment if we are confident such improvements will improve patient care and operating performance.

     Interest expense increased by approximately $9,000 for the year ended December 31, 2002, compared to the preceding year primarily as a result of additional equipment financing agreements with the increase tempered to some extent by decreased interest rates.

     The prime rate was 4.25% at December 31, 2002 and 4.75% at December 31,
2001.

     Accrued compensation of approximately $100,000 was bonused to the board of directors on a pro rata basis for exercise of a portion of their options, amounting to 79,642 shares at exercise prices ranging from $1.25 to $1.50, representing approximately 14% of the directors' aggregate options and approximately 12% of all outstanding options.

2001 COMPARED TO 2000

     Medical service revenues increased approximately $10,150,000 (116%) for the year ended December 31, 2001, compared to the preceding year. This increase reflects increased revenues of our Pennsylvania dialysis centers of approximately $1,894,000; increased revenues of approximately $2,239,000 for our New Jersey centers; and increased revenues of approximately $5,902,000 for our Georgia centers, one of which commenced operations in the fourth quarter of 2000, and two centers became operational during 2001, and $115,000 consulting and license income.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital totaled approximately $4,593,000 at December 31, 2002, which reflected an increase of $710,000 (18%) during the current year. Included in the changes in components of working capital was an increase in cash and cash equivalents of $92,000, which included net cash provided by operating activities of $2,096,000 (including funding of $779,000 for a facility to be sold during the first quarter of 2003), net cash used in investing activities of $1,763,000 (including additions to property and equipment of $927,000, $550,000 for acquisition of a Georgia dialysis center and a $300,000 payment due on a prior year subsidiary minority interest acquisition); and net cash used in financing activities of $241,000 (including a decrease in advances to our parent of $201,000, and debt repayments of $431,000). In addition to the $779,000 facility construction costs, which is included in prepaid expenses and other current assets, working capital reflects an increase in amounts refundable to insurance companies of $599,000 included in accrued expenses. See Notes 1 and 8 to "Notes to Consolidated Financial Statements."

     In December 2002, we paid off the remaining balances on first mortgages with a Maryland bank on two of our buildings, one in Lemoyne, Pennsylvania and the other in Easton, Maryland, which had a combined balance of approximately $72,000. The Maryland property has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by the company. This loan had a remaining principal balance of $662,000 at December 31, 2002 and $700,000 at December 31, 2001. In April 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $753,000 at December 31, 2002 and $776,000 at December 31, 2001. See Item 2, "Properties" and Note 2 to "Notes to Consolidated Financial Statements."

     We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,844,000 at December 31, 2002, and $1,678,000 at December 31, 2001. This included additional equipment financing of approximately $399,000 during 2002. See Note 2 to "Notes to Consolidated Financial Statements."

     We opened our eleventh center in Mechanicsburg, Pennsylvania in January, 2002, acquired a center in Georgia in April, 2002, and opened our 13th and 14th centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003.

Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. We presently plan to expand our operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage, since they have not developed a patient base sufficient to generate and sustain earnings.

     We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. We are in the developmental stage for a new center in Indiana and a new center in Virginia. We are presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. No assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion. See Item 1, "Business - Business Strategy" and Notes 7 and 9 to "Notes to Consolidated Financial Statements."

     In 2000, we loaned an aggregate of $2,200,000 to Medicore, our parent, at an annual interest rate of 10%, to fund a loan by our parent to Linux Global Partners, Inc. After several extensions of the January 27, 2001 maturity date, in consideration for which we received 100,000 additional Linux Global Partners shares, in May, 2001, Medicore paid us $215,000, representing $200,000 of principal plus accrued interest, and in June, 2001, Medicore paid us the remaining $2,000,000 in loans and approximately $279,000 of accrued interest. See Note 4 to "Notes to Consolidated Financial Statements." Thomas K. Langbein, Chairman of the Board and CEO of our company and our parent, of which company he is also the President, was a director of Linux Global Partners until November, 2002. See Item 13, "Certain Relationships and Related Transactions" and Note 4 to "Notes to Consolidated Financial Statements."


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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow. See Note 1 to "Notes to Consolidated Condensed Financial Statements."


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, a valuation allowance for our deferred tax assets and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition: Revenues are recognized as services are rendered. We receive payments through reimbursement from Medicare and Medicaid for our outpatient dialysis treatments coupled with patients' private payments, individually and through private third-party insurers. A substantial portion of our revenues are derived from the Medicare ERSD program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Our acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. We have developed a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, we sometimes receive more which we reconcile quarterly.

     Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our patients and the insurance companies to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

     Valuation Allowance for Deferred Tax Assets: The carrying value of deferred tax assets assumes that we will be able to generate sufficient future taxable income to realize the deferred tax assets based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to adjust our valuation allowance for deferred tax assets which could result in additional income tax expense.

     Long-Lived Assets: We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

     Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible assets is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment changes for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002 and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.


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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in interest bearing accounts of which we held approximately $1,618,000 at December 31, 2002.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled $1,415,000 at December 31, 2002.

     We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our year-end investments in interest bearing accounts and a relative 15% increase in rates on our year-end variable rate mortgage debt would result in a negative annual impact of approximately $9,000 on our results of operations.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the company are appointed each year by the board of directors at its first meeting following the annual meeting of shareholders, to serve during the ensuing year. The following information indicates their positions with the company and age of the executive officers at February 10, 2003. There are no family relationships between any of the executive officers and directors of the company.

Name                     Age    Position                      Held Since
----                     ---    --------                      ----------
Thomas K. Langbein       57     Chairman of the Board and       1980
                                Chief Executive Officer         1986

Stephen W. Everett       46     President and director          2000

Timothy Rumrill          42     Vice President of Finance and   2002
                                Principal Financial Officer

Daniel R. Ouzts          56     Vice President and Treasurer    1996

     For more detailed information about our executive officers and directors you are referred to the caption "Information About Directors and Executive Officers" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation is included under the caption "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on May 29, 2003, incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The following is a list of documents filed as part of this report.

     1.     All financial statements - See Index to Consolidated Financial
            Statements.

     2.     Financial statement schedules - See Index to Consolidated Financial
            Statements.

     3.     Refer to subparagraph (c) below.

(b)     Current Reports on Form 8-K filed during the fourth quarter.

        None

(c)     Exhibits +

3.1   Articles of Incorporation

3.2   By-Laws of the Company

4.1   Form of Common Stock Certificate of the Company

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

10.3  Medical Director Agreement between Dialysis Services of Pennsylvania, Inc.
      - Wellsboro(1) and George Dy, M.D. dated September 29, 1994 [*]
      (incorporated by reference to Medicore, Inc.'s(2) Quarterly Report on Form
      10-Q for the quarter ended September 30, 1994 as amended January, 1995
      ("September, 1994 Medicore(2) Form 10-Q"), Part II, Item 6(a)(10)(i)).(3)

10.4  Agreement for In-Hospital Dialysis Services(4) between Dialysis Services of
      Pennsylvania, Inc. - Wellsboro(1) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994
      Medicore(2) Form 10-Q, Part II, Item 6(a)(10)(ii)).

[*] Confidential portions omitted have been filed separately with the Securities and Exchange Commission.


10.5  Lease between Dialysis Services of PA., Inc. - Carlisle(5) and Lester P.
      Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996
      (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), Part IV, Item 14(a) 3
      (10)(xxiii)).

10.6  Lease between Dialysis Services of NJ., Inc. - Manahawkin(5) and William P.
      Thomas dated January 30, 1997 (incorporated by reference to the Company's
      1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

10.7 Addendum to Lease Agreement between William P. Thomas and Dialysis Services of NJ., Inc. - Manahawkin(5) dated June 4, 1997 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Part IV, Item 14(c)(xviii)).

10.8  Equipment Master Lease Agreement BC-105 between the Company and B. Braun
      Medical, Inc. dated November 22, 1996 (incorporated by reference to the
      Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).

10.9  Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease
      BC-105 (incorporated by reference to the Company's Quarterly Report on Form
      10-Q for the quarter ended June 30, 1997 ("June, 1997 10-Q"), Part II, Item
      6(a), Part II, Item 10(i)).(6)

10.10 Lease between Dialysis Services of Pa., Inc. - Chambersburg(5) and BPS
      Development Group dated April 13, 1998 (incorporated by reference to the
      Company's March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

10.11 Lease between the Company and Wirehead Networking Solutions, Inc. dated
      December 1, 1998 (incorporated by reference to the Company's 1998 Form
      10-K, Part IV, Item 14(c)(10)(xxvi)).

10.12 1999 Stock Option Plan of the Company (May 21, 1999) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
      December 31, 1999 ("1999 Form 10-K"), Part IV, Item 14(c)(10)(xxiii)).

10.13 Form of Stock Option Certificate under the 1999 Stock Option Plan (May 21,
      1999) (incorporated by reference to the Company's 1999 Form 10-K, Part IV,
      Item 14(c)(10)(xxiv)).

10.14 Lease between DCA of Vineland, LLC(7) and Maintree Office Center, L.L.C.
      dated May 10, 1999(incorporated by reference to the Company's 1999 Form
      10-K, Part IV, Item 14(c)(10)(xxv)).

10.15 Management Services Agreement between the Company and DCA of Vineland,
      LLC(7) dated April 30, 1999 (incorporated by reference to the Company's
     1999 Form 10-K, Part IV, Item 14(c)(10)(xxviii)).(8)

10.16 Amendment No. 1 to Management Services Agreement between the Company and
      DCA of Vineland, LLC(7) dated October 27, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).


10.17 Indemnity Deed of Trust from the Company to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to the
      Company's Current Report on Form 8-K dated December 13, 1999 ("December
      Form 8-K"), Item 7(c)(99)(i)).

10.18 Guaranty Agreement from the Company to St. Michaels Bank dated December 3,
      1999 (incorporated by reference to the Company's December Form 8-K, Item
      7(c)(99)(ii)).

10.19 Lease between the Company and DCA of So. Ga., LLC (1) dated November 8,
      2000 (incorporated by reference to the Company's Current Report on Form 8-K dated January 3, 2001 ("January 2001 Form 8-K"), Item 7(c)(10)(i)).

10.20 Lease between DCA of Fitzgerald, LLC (9) and Hospital Authority of Ben
      Hill County, d/b/a Dorminy Medical Center, dated February 8, 2001
      (incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 2001, Item 7(c)(10)(i)).

10.21 Employment Agreement between Stephen W. Everett and the Company dated
      December 29, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Form 10-K"), Part
      IV, Item 14(c)(10)(xii)).

10.22 Lease between the Company and Renal Treatment Centers - Mid-Atlantic, Inc.
     dated July 1, 1999 (incorporated by reference to the Company's 2000 Form
     10-K, Part IV, Item 14(c)(10((xlii)).

10.23 Commercial Loan Agreement between the Company and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company's Current
      Report on Form 8-K dated June 14, 2001 ("June, 2001 Form 8-K"), Item
      7(c)(i)).

10.24 Promissory Note by the Company to Heritage Community Bank, dated April 3,
      2001 (incorporated by reference to the Company's June, 2001 Form 8-K, Item
      7(c)(ii)).

10.25 Modification Agreement to Promissory Note to Heritage Community Bank dated
      December 16, 2002.

10.26 Lease between the Company and Commons Office Research dated June 11, 2001
      (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 ("June, 2001 Form 10-Q"), Part II, Item
      6(a)(10((i)).

10.27 Lease between DCA of Mechanicsburg, LLC(1) and Pinnacle Health Hospitals dated July 24, 2001 (incorporated by reference to the Company's June, 2001
      Form 10-Q, Part II, Item 6(a)(10)(ii)).

10.28 Lease between the Company and Clinch Memorial Hospital dated September 29,
      2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"), Part IV, Item
      14(c) 10.37).

10.29 Lease between DCA of Central Valdosta, LLC(9) and W. Wayne Fann dated
      March 20, 2001 (incorporated by reference to the Company's 2001 Form 10-K,
      Part IV, Item 14(c) 10.38).


10.30 Promissory Note Modification Agreement between DCA of Vineland, LLC(7) and
      St. Michaels Bank dated December 27, 2002.

10.31 Lease between the Company and Dr. Gerald Light dated February 15, 2002
      (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Part II, Item 6(a)(99)(i)).

10.32 Lease between DCA of Royston, LLC(1) and Ty Cobb Healthcare System, Inc.
      dated March 15, 2002 (incorporated by reference to the Company's Current
      Report on Form 8-K dated April 22, 2002, Item 7(c)(10)(i)).

10.33 Lease Agreement between DCA of Chevy Chase, LLC(5) and BRE/Metrocenter LLC and Guaranty of the Company dated August 8, 2002 (incorporated by reference to the Company's Current Report on Form 8-K dated September 25, 2002, Item
      7(c)(10)(i)).

10.34 The Company's Section 125 Plan effective September 1, 2002 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

10.35 Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC(10) dated December 11, 2002.

10.36 Promissory Note from DCA of Cincinnati, LLC(10) to the Company dated
      February 3, 2003.

21    Subsidiaries of the Company.

27    Financial Data Schedule (for SEC use only).

99    Additional Exhibits

            (i)  Certification of Chief Executive Officer pursuant to 18
                 U.S.C. Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (ii) Certification of Principal Financial Officer pursuant to 18
                 U.S.C. Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

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

(3) Each subsidiary has a Medical Director Agreement which is substantially similar to the exhibit filed but for area of non-competition and compensation. Our affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar Medical Director Agreement.

(4) The acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. Agreements for In-Hospital Dialysis Services include the following areas: Valdosta, Fitzgerald and Hawkinsville, Georgia; Carlisle, Chambersburg, Lemoyne and Wellsboro, Pennsylvania; Toledo, Ohio.

(5)  80% owned subsidiary.

(6) Dialysis equipment is leased from time to time and a new schedule is added to the Master Lease; other than the nature of the equipment and the length of the lease, the schedules conform to the exhibit filed and the terms of the Master Lease remain the same.

(7)  51% owned subsidiary.

(8) The Company has a Management Services Agreement with each of its subsidiaries each of which is substantially similar to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement and the compensation. The Company has a Management Services Agreement with DCA of Toledo, LLC in which it holds a 40% interest.

(9)  70% owned subsidiary

(10) 60% owned subsidiary.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DIALYSIS CORPORATION OF AMERICA


                              By:     /s/ THOMAS K. LANGBEIN
                                      ----------------------
                                     Thomas K. Langbein
                                     Chairman of the Board of Directors and
                                         Chief Executive Officer
February 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                    Title                                    Date
          ---------                    -----                                    ----

/s/ THOMAS K. LANGBEIN               Chairman of the Board of Directors      February 27, 2003
----------------------               and Chief Executive Officer
    Thomas K. Langbein

/s/ STEPHEN W. EVERETT               President and Director                  February 27, 2003
----------------------
    Stephen W. Everett

/s/ TIMOTHY RUMRILL                  Vice President (Finance) and            February 27, 2003
----------------------               Principal Financial Officer
    Timothy Rumrill

/s/ DANIEL R. OUZTS                  Vice President and Treasurer            February 27, 2003
----------------------
    Daniel R. Ouzts

/s/ BART PELSTRING                   Director                                February 27, 2003
----------------------
    Bart Pelstring

/s/ ROBERT W. TRAUSE                 Director                               February 27, 2003
----------------------
    Robert W. Trause

/s/ ALEXANDER BIENENSTOCK            Director                               February 27, 2003
-------------------------
    Alexander Bienenstock

/s/ DR. DAVID L. BLECKER             Director                               February 27, 2003
------------------------
    Dr. David L. Blecker

                                       44

                                 CERTIFICATIONS

     I, Thomas K. Langbein, certify that:

     1. I have reviewed this annual report on Form 10-K of Dialysis Corporation of America;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /s/ Thomas K. Langbein
Date: February 27, 2003       -------------------------------------------
                              THOMAS K. LANGBEIN, Chief Executive Officer

                                 CERTIFICATIONS

     I, Stephen W. Everett, certify that:

     1. I have reviewed this annual report on Form 10-K of Dialysis Corporation of America;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /s/ Stephen W. Everett
Date: February 27, 2003       -----------------------------
                              STEPHEN W. EVERETT, President

                                 CERTIFICATIONS

     I, Timothy Rumrill, certify that:

     1. I have reviewed this annual report on Form 10-K of Dialysis Corporation of America;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              /s/ Timothy Rumrill
Date: February 27, 2003       --------------------------------------------
                              TIMOTHY RUMRILL, Principal Financial Officer

                           ANNUAL REPORT ON FORM 10-K
                   ITEM 8, ITEM 15(A) (1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2002
                         DIALYSIS CORPORATION OF AMERICA
                                HANOVER, MARYLAND

                        FORM 10-K--ITEM 15(a)(1) and (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS



The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8:

                                                                                                Page
                                                                                                ----

    Consolidated Balance Sheets as of December 31, 2002 and 2001.                                F-3

    Consolidated Statements of Operations - Years ended December 31, 2002, 2001, and 2000.       F-4

    Consolidated Statements of Stockholders' Equity - Years ended December 31,
        2002, 2001 and 2000.                                                                     F-5

    Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001
        and 2000.                                                                                F-6

    Notes to Consolidated Financial Statements - December 31, 2002.                              F-7


The following financial statement schedule of Dialysis Corporation of America and subsidiaries is included in Item 15(d):

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Shareholders and Board of Directors
Dialysis Corporation of America


We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              /s/ WISS & COMPANY, LLP

February 7, 2003
Livingston, New Jersey


                                             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                                                       CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,            December 31,
                                                                                      2002                    2001
                                                                                --------------          --------------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                     $    2,571,916          $    2,479,447
  Accounts receivable, less allowance
   of $831,000 at December 31, 2002;
   $727,000 at December 31, 2001                                                     3,515,958               4,019,578
  Inventories                                                                          877,058                 739,121
  Deferred income taxes                                                                392,000                 252,000
  Prepaid expenses and other current assets                                          1,735,001                 640,283
                                                                                --------------          --------------
             Total current assets                                                    9,091,933               8,130,429
                                                                                --------------          --------------

Property and equipment:
  Land                                                                                 376,211                 376,211
  Buildings and improvements                                                         2,322,663               2,221,406
  Machinery and equipment                                                            5,232,632               4,361,046
  Leasehold improvements                                                             2,712,953               2,244,612
                                                                                --------------          --------------
                                                                                    10,644,459               9,203,275
  Less accumulated depreciation and amortization                                     3,877,738               2,852,739
                                                                                --------------          --------------
                                                                                     6,766,721               6,350,536
                                                                                --------------          --------------
Goodwill                                                                               923,140                 523,140
Advances to parent                                                                         ---                 200,728
Deferred income taxes                                                                      ---                 166,000
Other assets                                                                           372,190                 312,600
                                                                                --------------          --------------
           Total other assets                                                        1,295,330               1,202,468
                                                                                --------------          --------------
                                                                                $   17,153,984          $   15,683,433
                                                                                ==============          ==============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    1,373,190          $    1,605,136
  Accrued expenses                                                                   2,594,066               1,529,844
  Current portion of long-term debt                                                    532,000                 357,000
  Income taxes payable                                                                     ---                 455,000
  Payable subsidiary minority interest acquisition                                         ---                 300,000
                                                                                --------------          --------------
           Total current liabilities                                                 4,499,256               4,246,980

Long-term debt, less current portion                                                 2,727,105               2,934,909
Deferred income taxes                                                                   28,000                     ---
Minority interest in subsidiaries                                                      172,165                  16,183
                                                                                --------------          --------------
           Total liabilities                                                         7,426,526               7,198,072
                                                                                --------------          --------------

Commitments

Stockholders' equity:
   Common stock, $.01 par value, authorized 20,000,000 shares;
     3,887,344 shares issued and outstanding                                            38,873                  38,873
  Capital in excess of par value                                                     5,186,580               5,186,580
  Retained earnings                                                                  4,923,605               3,681,508
  Notes receivable from options exercised                                             (421,600)               (421,600)
                                                                                --------------          --------------
           Total stockholders' equity                                                9,727,458               8,485,361
                                                                                --------------          --------------
                                                                                $   17,153,984          $   15,683,433
                                                                                ==============          ==============
                                            See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Year Ended December 31,
                                                                    ------------------------------------------------------
                                                                      2002                 2001                  2000
                                                                      ----                 ----                  ----
Revenues:
  Medical service revenue                                           $25,162,380          $18,919,752            $8,769,470
  Interest and other income                                             444,297              521,418               477,631
                                                                    -----------          -----------            ----------
                                                                     25,606,677           19,441,170             9,247,101
                                                                    -----------          -----------            ----------
Cost and expenses:
  Cost of medical services                                           15,066,551           12,021,907             5,833,081
  Selling, general and administrative expenses                        7,500,029            5,583,062             3,518,367
  Provision for doubtful accounts                                       720,500              659,007               192,395
  Interest expense                                                      220,441              210,805                82,456
                                                                    -----------          -----------            ----------
                                                                     23,507,521           18,474,781             9,626,299
                                                                    -----------          -----------            ----------

Income (loss) before income taxes, minority interest
  and equity in affiliate earnings (loss)                             2,099,156              966,389              (379,198)

Income tax provision (benefit)                                          771,180               80,078               (30,287)
                                                                    -----------          -----------            -----------

Income (loss) before minority interest and equity in
  affiliate earnings (loss)                                           1,327,976              886,311              (348,911)

Minority interest in income (loss)
  of consolidated subsidiaries                                          155,412               85,983               (14,218)

Equity in affiliate earnings (loss)                                      69,533              (16,345)              (20,896)
                                                                     ----------           -----------          -----------

            Net income (loss)                                        $1,242,097           $  783,983           $  (355,589)
                                                                     ==========           ===========          ===========

Earning (loss) per share:
   Basic                                                                $.32                 $.20                 $(.09)
                                                                        ====                 ====                 =====
   Diluted                                                              $.29                 $.20                 $(.09)
                                                                        ====                 ====                 =====



                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               Capital in
                                                   Common      Excess of      Retained         Notes
                                                    Stock      Par Value      Earnings       Receivable         Total
                                              ------------     ------------  ----------     -----------   -------------
Balance at January 1, 2000                    $     35,463     $  3,971,514  $3,253,114    $              $   7,260,091
                                                                                                    ---

         Net loss                                                              (355,589)                      (355,589)

         Repurchase of 76,600 shares                 (766)          (64,059)                                   (64,825)

         Exercise of stock options for
340,000
            of common stock                         3,400           421,600                   (421,600)          3,400

         Exercise of stock purchase
warrants for
           170,100 shares of common stock           1,701           763,749                                    765,450

         Minority investment in subsidiary                          190,781                                    190,781
                                              ------------     ------------  ----------     -----------   -------------

Balance at December 31, 2000                       39,798         5,283,585   2,897,525       (421,600)      7,799,308

Net income                                                                      783,983                        783,983

Repurchase of 92,500 shares                          (925)          (97,005)                                  (97,930)
                                              ------------     ------------  ----------     -----------   -------------

Balance at December 31, 2001                       38,873         5,186,580   3,681,508       (421,600)      8,485,361

Net income                                                                    1,242,097                      1,242,097
                                              ------------     ------------  ----------     -----------   -------------


Balance at December 21, 2002                  $    38,873       $ 5,186,580  $4,923,605     $ (421,600)   $  9,727,458
                                              ============      ===========  ==========     ===========   =============


                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                --------------------------------------------------
                                                                                    2002               2001              2000
                                                                                   ------             ------            ------
Operating activities:
  Net income (loss)                                                             $ 1,242,097       $    783,983         $ (355,589)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Depreciation                                                                1,059,697            804,592            593,973
      Amortization                                                                    6,190              4,067              2,332
      Bad debt expense                                                              720,500            659,007            192,395
      Deferred income taxes                                                          54,000           (418,000)               ---
      Minority interest                                                             155,412             85,983            (14,218)
      Equity in affiliate (earnings) loss                                           (69,533)            16,345             20,896
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                                        (216,880)        (2,918,650)        (1,105,419)
        Inventories                                                                (137,937)          (404,994)          (114,504)
        Prepaid expenses and other current assets                                (1,094,718)          (213,562)            69,360
        Accounts payable                                                           (231,946)         1,051,432            158,702
        Accrued expenses                                                          1,064,223            868,726            324,249
        Income taxes payable                                                       (455,000)           373,549             81,451
                                                                                -----------       ------------        -----------
          Net cash provided by (used in) operating activities                     2,096,105            692,478           (146,373)
                                                                                -----------       ------------        -----------

Investing activities:
  Decrease (increase) in notes receivable from parent                                   ---          2,200,000         (2,200,000)
  Loan to MainStreet                                                                    ---                ---           (140,000)
  Loans to subsidiary medical director practice                                         ---            (20,332)           (83,521)
  Loan to officer                                                                       ---            (95,000)               ---
  Additions to property and equipment, net of minor disposals                      (927,352)        (1,233,183)        (1,407,763)
  Acquisition of dialysis center                                                   (550,000)
  Investment in affiliate                                                            22,800           (152,811)           (28,589)
  Purchase of minority interest in subsidiary                                      (300,000)          (300,000)               ---
  Other assets                                                                      (19,048)            (3,330)             7,158
  Sale of minority interest in subsidiaries                                          10,570               4,000           206,000
                                                                                -----------       ------------        -----------
          Net cash (used in) provided by investing activities                    (1,763,030)           399,344         (3,646,715)
                                                                                -----------       ------------        -----------

Financing activities:
  Decrease (increase) in advances to parent                                         200,728            213,611           (309,197)
  Repurchase of stock                                                                   ---            (97,930)           (64,825)
  Long-term borrowings                                                                  ---            787,500            700,000
  Payments on long-term debt                                                       (431,334)          (297,650)          (167,464)
  Exercise of warrants and stock options                                                ---                ---            768,850
  Deferred financing costs                                                              ---            (11,572)               ---
  Distribution to subsidiary minority member                                        (10,000)               ---                ---
                                                                                -----------       ------------        -----------
          Net cash (used in) provided by financing activities                      (240,606)           593,959            927,364
                                                                                -----------       ------------        -----------

Increase (decrease) in cash and cash equivalents                                     92,469          1,685,781         (2,865,724)

Cash and cash equivalents at beginning of year                                    2,479,447            793,666          3,659,390
                                                                                -----------       ------------        -----------

Cash and cash equivalents at end of year                                        $ 2,571,916       $  2,479,447        $   793,666
                                                                                ===========       ============        ===========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 14 operating dialysis centers located in Pennsylvania, New Jersey, Georgia, Ohio and Maryland, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has two dialysis facilities under development; has agreements to provide inpatient dialysis treatments to nine hospitals; and provides supplies and equipment for dialysis home patients. See "Consolidation."

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 62% owned subsidiary of Medicore, Inc., our parent, as of December 31, 2002. We have a 40% interest in an Ohio dialysis center which we manage, which is accounted for on the equity method and not consolidated for financial reporting purposes.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:

                                                                             December 31,
                                                                 -----------------------------------
                                                                      2002                     2001
                                                                      ----                     ----
Vendor volume discounts receivable                               $   321,302                $209,649
Receivable from management service contracts                          47,756                 115,715
Officer and employee loans receivable                                104,931                  98,956
Property to be sold (See Note 12)                                    778,561                     ---
Prepaid expenses                                                     318,839                 161,552
Other                                                                163,612                  54,411
                                                                  ----------                --------
                                                                  $1,735,001                $640,283
                                                                  ==========                ========

Accrued Expenses

         Accrued expenses is comprised as follows:
                                                                            December 31,
                                                                 -----------------------------------
                                                                    2002                       2001
                                                                    ----                       ----
Accrued compensation                                              $  800,318              $  590,875
Due to insurance companies                                         1,271,235                 671,935
Other                                                                522,513                 267,034
                                                                  ----------              ----------
                                                                  $2,594,066              $1,529,844
                                                                  ==========              ==========

Vendor Concentration

     The company purchases erythropoietin (EPO) from one supplier which comprised 34% in 2002, 32% in 2001 and 29% in 2000 of the company's cost of sales. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 26% in 2002, 25% in 2001 and 23% in 2000 of medical service revenue.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Property and Equipment

     Property and equipment is stated on the basis of cost. Depreciation is computed for book purposes by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain on loss is recognized.

Long-Lived Asset Impairment

     Pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment of Disposal of Long-lived Assets" (FAS 144) clarified when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121. The adoption of FAS 144 in 2002 did not affect the company's consolidated operations, financial position or cash flows. The company, based on current circumstances, does not believe any indicators of impairment are present.

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

Goodwill

    Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interest in August 2001 is not being amortized for book purposes and is subject to the annual impairment testing provisions of FAS 142 commencing in 2002. This goodwill is also subject

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

to the transitional goodwill testing provisions of FAS 142 which require testing during the first six months of 2002 for previously recorded goodwill, which testing indicated no impairment for this goodwill. The goodwill resulting from the company's acquisition of a Georgia dialysis center in April 2002 is not being amortized for book purposes and is subject to the annual impairment testing provision of FAS 142, which testing indicated no impairment for this goodwill. The company does not expect FAS 142 to have a material impact on its consolidated results of operations, financial position or cash flows. See Note 11.

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

Stock-Based Compensation

     The company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123 but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB
25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See "New Pronouncements."

    Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 1428, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2002 and 2001, respectively: risk-free interest rate of 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.15 and 1.14, and a weighted-average expected life of 5 years and 4 years. No options were granted in 2000.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. No pro forma information is provided for 2000 as no options vested during that year. The company's pro forma information follows:

                                                           2002          2001           2000
                                                           ----          ----           ----
Net income (loss), as reported                          $1,242,000    $784,000       $(356,000)

Stock-based employee compensation expense
         under fair value method, net of related
         tax effects                                       (46,000)    (24,000)             --
                                                        ----------    --------       ---------
Pro forma net income (loss)                             $1,196,000    $760,000       $(356,000)

Earnings (loss) per share:
         Basic, as reported                                $.32         $.20           $(.09)
                                                           ====         ====           ======
         Basic, pro forma                                  $.31         $.19           $(.09)
                                                           ====         ====           ======
         Diluted, as reported                              $.29         $.20           $(.09)
                                                           ====         ====           ======
         Diluted, pro forma                                $.28         $.19           $(.09)
                                                           ====         ====           ======

Earnings per Share

     Diluted earnings (loss) per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price. No potentially dilutive securities were included in the diluted earnings per share computation for 2000, as a result of the net losses, and to include them would be anti-dilutive.


                                                                                 Year Ended December 31,
                                                                        -----------------------------------------
                                                                           2002            2001            2000
                                                                           ----            ----            ----

Net income (loss)                                                       $1,242,097      $ 783,983       $(355,589)
                                                                        ==========      =========       =========

Weighted average shares-denominator basic computation                    3,887,344      3,913,756       3,923,683
Effect of dilutive stock options                                           446,182        103,968              --
                                                                        ----------     ----------     -----------
Weighted average shares, as adjusted-denominator diluted
   computation                                                           4,333,526      4,017,724       3,923,683
                                                                         =========      =========      ==========

Earnings (loss) per share:
Basic                                                                       $.32           $.20           $(.09)
                                                                            ====           ====           ======
Diluted                                                                     $.29           $.20           $(.09)
                                                                            ====           ====           ======


                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

    The company had various potentially dilutive securities during the periods presented, including stock options and warrants. See Notes 6 and 7.

Interest and Other Income

     Interest and other income is comprised as follows:

                                                  Year Ended December 31,
                                        --------------------------------------------
                                          2002              2001              2000
                                          ----              ----              ----
   Rental income                        $174,227          $168,224          $160,432
   Interest income from Medicore           2,957           122,867           199,286
   Interest income                        44,889            57,502            90,064
   Management fee income                 191,213           115,715               ---
   Other income                           31,011            57,110            27,849
                                        --------          --------          --------
                                        $444,297          $521,418          $477,631
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

New Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146), which addresses the accounting and reporting for costs associated with exit or disposal activities. FAS 146 requires that a liability for a cost associated in an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS-148), which amends FAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition when voluntarily changing to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends FAS 123 disclosure requirements to require prominent disclosures in annual and interim financial statements about the method used to account for stock-based employee

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002




NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

compensation and its effect on results of operations. The company has adopted the transition guidance and annual disclosure provisions of FAS 148 for fiscal years commencing during 2002. The company is subject to the expanded disclosure requirements of FAS 148 but does not expect FAS 148 to otherwise have a material impact on its consolidated results of operations, financial position or cash flows.

NOTE 2--LONG-TERM DEBT

    Long-term debt is as follows:

                                                                                       December 31,
                                                                                       ------------
                                                                                   2002                2001
                                                                                   ----                ----
          of $3,333 plus interest at 1% over the prime rate through
          November 2003.
          Note paid in full December 2002.                                      $       ---           $76,719

 Mortgage note secured by land and building with Monthly principal payments of $2,667 plus interest at 1% over the prime rate through November 2003.
          Note paid in full December 2002.                                              ---            61,281

 Development loan secured by land and building with a net book value of
          $352,000 at December 31, 2002. Monthly principal payments of
          $2,211 plus interest at 1% over the prime rate effective
          December 16, 2002
          with remaining balance due December 2, 2007.                              662,084           700,000

 Mortgage note secured by land and building with a net book value of
          $915,000 at December 31, 2002. Interest of prime plus 1/2%
          with a minimum rate of 6.0% effective December 16, 2002.
          Monthly payments of $6,800 including principal and
          interest with remaining balance due April 2006.                           752,619           775,842

 Equipmentfinancing agreement secured by equipment with a net book value of $1,749,000 at December 31, 2002. Monthly payments totaling $49,224 as of December 31, 2002, including principal and interest, as described below, pursuant to various
          schedules extending through August 2007 with interest at rates
          ranging from 4.14% to 10.48%.                                           1,844,402         1,678,067
                                                                                -----------        ----------
                                                                                  3,259,105         3,291,909
          Less current portion                                                      532,000           357,000
                                                                                -----------        ----------
                                                                                 $2,727,105        $2,934,909
                                                                                ===========        ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002


NOTE 2--LONG-TERM DEBT--Continued

     The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter secured by a mortgage on the company's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $ $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $662,000 at December 31, 2002 and $700,000 December 31, 2001.

     In April 2001, the company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29% until March 2002 7.59% thereafter until December 16, 2002 and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest commencing May 2001 with a final payment consisting of a balloon payment and any unpaid interest due April 2006. The remaining principal balance under this mortgage amounted to approximately $753,000 at December 31, 2002 and $776,000 at December 31, 2001.

     The equipment financing agreement provides financing for kidney dialysis machines for the company's dialysis facilities. Additional financing totaled approximately $399,000 in 2002 and $752,000 in 2001, $525,000 in 2000. Payments
under the agreement are pursuant to various schedules extending through August 2007. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,844,000 at December 31, 2002 and $1,678,000 at December 31, 2001.

    The prime rate was 4.25% as of December 31, 2002 and 4.75% as of December 31, 2001.

    Scheduled maturities of long-term debt outstanding at December 31, 2002 are approximately: 2003- $532,000; 2004-$630,000; 2005-$511,000; 2006-$954,000,
2007-$632,000 thereafter $---. Interest payments on the above debt amounted to approximately $234,000 in 2002, $152,000 in 2001 and $84,000 in 2000,
respectively.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

NOTE 3--INCOME TAXES--Continued

     The company has equity positions in 12 limited liability companies ("LLC's"), each possessing a finite life. Based on their limited liability status, its members are not liable for the LLC's debts, liabilities, or obligations. Each LLC has complied with the criteria for tax treatment as a partnership. As a result, taxable income or loss is to be reported on each member's respective tax returns. Losses attributable to the company's equity position in these LLC's has been included as a component of retained earnings as of December 31, 2002.

                                                                         December 31,
                                                              --------------------------------
                                                                2002                     2001
                                                                ----                     ----
Deferred tax liabilities:
         Depreciation and amortization                        $225,000                 $     --
                                                              --------                 --------
                           Total deferred tax liabilities     $225,000                       --

Deferred tax assets:
         Depreciation and amortization                             ---                  199,500
         Accrued expenses                                       93,000                   77,000
         Bad debt allowance                                    303,000                  280,500
         Startup costs                                          17,000                      ---
                                                             ---------                ---------
                           Subtotal                            413,000                  557,000
State net operating loss carryforwards                         248,000                   78,000
                                                             ---------                ---------
                           Total deferred tax assets           661,000                  635,000

Valuation allowance for deferred tax assets                    (72,000)                (217,000)
                                                             ---------                ---------
Deferred tax asset net of valuation allowance                  589,000                  418,000
                                                             ---------                ---------
Net deferred tax asset                                       $ 364,000                 $418,000
                                                             =========                =========

     A valuation allowance was provided that offsets a portion of the deferred tax assets recorded at December 31, 2001 as management believed that it was more likely than not that, based on the weight of the available evidence, that this portion of deferred tax assets would not be realized.

    Significant components of the income tax provision (benefit) are as follows:

                                   2002           2001            2000
                                   ----           ----            ----
  Current:
     Federal                    $  601,967      $  360,000    $   (85,709)
     State                         115,213         138,078         55,422
                               -----------      ----------    -----------
                                   717,180         498,078        (30,287)
                               -----------      ----------    -----------

  Deferred:
     Federal                       274,000        (390,583)           ---
     State                        (220,000)        (27,417)           ---
                               -----------      ----------    -----------
                                    54,000        (418,000)           ---
                               -----------      ----------    -----------
                               $   771,180      $   80,078    $   (30,287)
                               ===========      ==========    ===========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002




NOTE 3--INCOME TAXES--Continued

     The reconciliation of income tax (benefit) attributable to income (loss) before income taxes computed at the U.S. federal statutory rate is:


                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                           2002           2001            2000
                                                           ----           ----            ----
  Statutory tax rate (34%) applied to income (loss)
           before income taxes                         $  702,874      $    323,015      $(136,032)
  Adjustments due to:
           State taxes, net of federal benefit            103,101            57,003          36,578
           Change in valuation allowance                 (145,000)         (223,000)        243,000
           Non-deductible items                            11,982             8,146              --
           Prior year tax return accrual adjustment       (14,456)               --        (173,833)
           Other                                          112,679           (85,086)             --
                                                       ----------      ------------      ----------
                                                       $  771,180      $     80,078      $ (30,287)
                                                       ==========      ============      ==========

     Income tax (refunds) payments were approximately $1,234,000 in 2002, $123,000 in 2001 and $(395,000) in 2000.

NOTE 4--TRANSACTIONS WITH PARENT

     Our parent provides certain financial and administrative services for us. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $200,000 for the years ended December 31, 2002, 2001 and 2000.

     As of December 31, 2001, we had an intercompany advance receivable from our parent of approximately $201,000, which bore interest at the short-term Treasury Bill rate. Interest income on the intercompany advance receivable amounted to approximately $3,000, $14,000 and $13,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Interest is included in the intercompany advance balance. The advance was repaid during 2002.

     In January, March and August, 2000, we loaned an aggregate of $2,200,000 to our parent at an annual interest rate of 10%, with a substantial portion of the loan and accrued interest scheduled to be repaid on January 26, 2001. These funds were loaned by our parent to Linux Global Partners, Inc., a private company investing in Linux software companies and recently attempting to initiate the development and marketing of a Linux desktop software system. Our parent also acquired an approximately 14% interest in Linux Global Partners. We extended the maturity of the loans to our parent, as it did with Linux Global Partners, in consideration for which we received 100,000 shares of common stock of Linux Global Partners, increasing our ownership in Linux Global Partners to 400,000 shares (approximately 2% of Linux Global Partners), with a cost basis of approximately $140,000 resulting from a write-off of a note secured by 300,000 Linux Global Partners shares, which is included in deferred expenses and other assets. Interest income on the notes receivable from the parent, which had the same terms as the

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



NOTE 4--TRANSACTIONS WITH PARENT--Continued

parent's loans to Linux Global Partners, amounted to approximately $109,000 for 2001, all of which was earned during the first half of 2001, and $186,000 for the year ended December 31, 2000. In May 2001, our parent paid us $215,500, representing $200,000 of the loan with $15,500 of accrued interest. In June 2001, our parent repaid to us the remaining outstanding loan of $2,000,000 and accrued interest of $279,000.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

     For the years ended December 31, 2002, 2001 and 2000, respectively, the company paid premiums of approximately $275,000, $133,000 and $114,000 for insurance obtained through two persons, one a director of the parent, and the other a relative of an officer and director of the company and the parent.

     For the years ended December 31, 2002, 2001 and 2000, respectively, legal fees of $156,000, $144,000 and $133,000 were paid to an attorney who acts as general counsel and Secretary for the company and the parent and who is a director of the parent.

     In May 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President's stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $5,000 and $4,000 for 2002 and 2001, respectively. This loan and the related accrued interest of approximately $9,000 are included in prepaid expenses and other current assets.

NOTE 6--STOCK OPTIONS

     In November, 1995, the company adopted a stock option plan for up to 250,000 options. On June 10, 1998, the board of directors granted an option under the 1995 plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003, which is the only outstanding option under this plan.

     In April, 1999, the company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004, of which 60,000 options to date have been cancelled. In April, 2000, the 340,000 one-year options were exercised for which the company received cash payment of the par value and the balance in three-year promissory notes with the interest at 6.2%.

     In January, 2001, the board of directors granted to the company's president an option for 165,000 shares exercisable at $1.25 per share for five years from vesting with 33,000 options vesting January 2001 and 33,000 options vesting January 1 for each of the next four years.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



NOTE 6--STOCK OPTIONS--Continued

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

    In May, 2002, the board of directors granted a total of 10,500 five-year options to employees, most options for 500 shares of common stock of the company, with two options for 1,500 shares of common stock, all options exercisable at $4.10 per share through May 28, 2007. Options for 2,000 shares have been cancelled. All the options vest on May 29, 2004.

     A summary of the company's stock option activity and related information for the years ended December 31 follows:

                                           2002                            2001                       2000
                                           ----                            ----                       ----
                                                 Weighted-Average              Weighted-Average              Weighted-Average
                                     Options     Exercise Price    Options     Exercise Price    Options     Exercise Price
                                     -------     ----------------  -------     ----------------  -------     ----------------
Outstanding-beginning of year        705,000                       465,000                       809,500
Granted                               40,500       $4.10           240,000       $1.33               ---
Cancellations                        (62,000)                          ---                           ---
Exercised                                ---                           ---                      (340,000)      $1.25
Expired                                  ---                           ---                        (4,500)      $1.50
                                    --------                      --------                      ---------
Outstanding-end of year              683,500                       705,000                       465,000
                                    ========                      ========                      ========

Outstanding-end of year:
   May 2002 options                    8,500       $4.10               ---                           ---
   March 2002 options                 30,000       $3.15               ---                           ---
   September 2001 options             75,000       $1.50            75,000                           ---
   January 2001 options              165,000       $1.25           165,000       $1.25              ----
   April 1999 options                400,000       $1.25           460,000       $1.25           460,000       $1.25
   June 1998 options                   5,000       $2.25             5,000       $2.25             5,000       $2.25
                                    --------                      --------                      --------
                                     683,500                       705,000                       465,000
                                    ========                      ========                      ========
Outstanding and exercisable
   end of year:
   September 2001 options             15,000       $1.50               ---                           ---
   January 2001 options               66,000       $1.25            33,000       $1.25
   April 1999 options                400,000       $1.25           460,000       $1.25           460,000       $1.25
   June 1998 options                   5,000       $2.25             5,000       $2.25             5,000       $2.25
                                    --------                      --------                      --------
                                     486,000                       498,000                       465,000
                                    ========                      ========                      ========
Weighted-average fair value of
   options granted during the year   $2.56                          $.61                        $  --
                                     =====                          ====                        =====

     The remaining contractual life at December 31, 2002 is 4.4 years for the May 2002 options, 4.2 years for the March 2002 options, 3.7 years for the September 2001 options, 3 years for the September 2001

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002



NOTE 6--STOCK OPTIONS--Continued

options, 3 years for the January 2001 options, 1.3 years for the April 1999 options and .4 years for the June 1998 options.

     The company has 683,500 shares reserved for issuance, including: 5,000 shares for the June 1998 options; 400,000 shares for the April 1999 options and 165,000 shares for the January 2001 options, 75,000 shares for the September 2001 options, 30,000 shares for the March 2002 options and 8,500 shares for the May 2002 options.

NOTE 7--COMMON STOCK

    Pursuant to a 1996 public offering 1,150,000 shares of common stock were issued, including 150,000 shares from exercise of the underwriters overallotment option, and 2,300,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $4.50 originally exercisable through April 16, 1999 and extended to June 30, 2000, at which time the remaining options expired. During 2000, approximately 170,000 warrants were exercised with net proceeds to the company of approximately $765,000. The underwriters received options to purchase 100,000 units each consisting of one share of common stock and two common stock purchase warrants, for a total of 100,000 shares of common stock and 200,000 common stock purchase warrants, with the options exercisable at $4.50 per unit from April 17, 1997 through their expiration on April 16, 2001 with the underlying warrants substantially identical to the public warrants except that they were exercisable at $5.40 per share.

NOTE 8--COMMITMENTS

     The company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 2002 are approximately:
2003-$708,000; 2004-$597,000; 2005-$520,000; 2006-$510,000; 2007-$466,000;
thereafter-$1,684,000. Total rent expense was approximately $521,000, $316,000 and $218,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company has made no contributions under this plan as of December 31, 2002. The company and its parent established a new 401(k) plan effective January 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee's contribution.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002




NOTE 10--CAPITAL EXPENDITURES

     Capital expenditures were as follows:
                                             2002          2001        2000
                                             ----          ----        ----
                                          $1,326,000   $1,985,000    $1,933,000
                                          ==========   ==========    ==========

NOTE 11--ACQUISITIONS

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

NOTE 12--SUBSEQUENT EVENTS

     In May 2002, the company purchased land on which it constructed a facility for a new dialysis center in Cincinnati, Ohio. Upon completion, in February 2003 the company sold the property to a corporation owned by one of the minority members of DCA of Cincinnati, the company's subsidiary which will operate that dialysis facility, and the president and owner of such corporation is the medical director of that dialysis facility. The company is leasing the facility from the corporation to which it sold the completed facility. The cost of the land and construction costs are included in Prepaid Expenses and Other Current Assets as of December 31, 2002. See Note 1.

Schedule II - Valuation and Qualifying Accounts
Dialysis Corporation of America, Inc. and Subsidiaries
December 31, 2002


------------------------------------------------- ------------- -------------------------------------- ----------------------------
                      COL. A                         COL. B                         COL. C               COL. D         COL. E
------------------------------------------------- ------------- ----------------------- -------------- ----------------------------
                                                                                           Additions
                                                   Balance at    Additions (Deductions)   Charged to   Other Changes     Balance
                                                    Beginning    Charged (Credited) to  Other Accounts  Add (Deduct)    at End of
                  Classification                    Of Period      Cost and Expenses       Describe       Describe       Period
------------------------------------------------- ------------- ----------------------- -------------- ----------------------------
YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts           $ 727,000            $721,000                        $(617,000)(1)    $831,000
     Valuation allowance for deferred tax asset        217,000            (145,000)                             ---          72,000
                                                     ---------            --------                        ----------       --------
                                                     $ 944,000            $576,000                        $(617,000)       $903,000
                                                     =========            ========                        ==========       ========

YEAR ENDED DECEMBER 31, 2001:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts           $ 306,000            $659,000                        $(238,000)(1)    $727,000
      Valuation allowance for deferred tax asset       440,000            (223,000)                             ---         217,000
                                                     ---------            --------                        ----------       --------
                                                     $ 746,000            $436,000                        $(238,000)       $944,000
                                                     =========            ========                        ==========       ========

YEAR ENDED DECEMBER 31, 2000:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts           $ 237,000            $192,000                        $(123,000)(1)    $306,000
      Valuation allowance for deferred tax asset       197,000             243,000                              ---         440,000
                                                     ---------            --------                        ----------       --------
                                                     $ 434,000            $435,000                        $(123,000)       $746,000
                                                     =========            ========                        ==========       ========

(1) Uncollectable accounts written off, net of recoveries.

                                    Exhibits

                                        to

                          DIALYSIS CORPORATION OF AMERICA
     Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2002


10.25 Modification Agreement to Promissory Note to Heritage Community Bank dated December 16, 2002.

10.30 Promissory Note Modification Agreement between DCA of Vineland, LLC and St. Michaels Bank dated December 27, 2002.

10.35 Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC dated December 11, 2002.

10.36 Promissory Note from DCA of Cincinnati, LLC to the Company dated February 3, 2003.

21          Subsidiaries of the Company

99          Additional Exhibits

            (i) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (ii) Certification of Principal Financial Officer pursuant to 18
                 U.S.C. Section 1850 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.