Form 10-Q
period 2003-03-31
DIALYSIS CORP OF AMERICA
filed 2003-05-14
CIK 201653

FORM 10--Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] or No [ ]

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] or No [X]

Common Stock Outstanding

    Common Stock, $.01 par value - 3,966,986 shares as of April 30, 2003.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
             ------------------------------------------------

                                    INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months ended March 31, 2003 and March 31, 2002 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income for the three months ended March 31, 2003 and March 31, 2002.

     2) Consolidated Condensed Balance Sheets as of March 31, 2003 and December 31, 2002.

     3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2003 and March 31, 2002.

     4) Notes to Consolidated Condensed Financial Statements as of March 31,
        2003.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------  ----------------------------------------------------------

Item 4. Controls and Procedures
------  -----------------------


PART II  --  OTHER INFORMATION
-------      -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                 PART I  --  FINANCIAL INFORMATION
                 ------      ---------------------

Item 1. Financial Statements
------  --------------------

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Revenues:
  Medical service revenue                          $6,737,951    $5,488,045
  Interest and other income                           141,067       117,794
                                                   ----------    ----------
                                                    6,879,018     5,605,839

Cost and expenses:
  Cost of medical services                          4,202,613     3,394,661
  Selling, general and administrative expenses      2,148,446     1,731,349
  Provision for doubtful accounts                      95,898       185,414
  Interest expense                                     53,786        54,318
                                                   ----------    ----------
                                                    6,500,743     5,365,742

Income before income taxes, minority interest
   and equity in affiliate earnings                   378,275       240,097
Income tax provision                                  183,265       118,735
                                                   ----------    ----------

Income before minority interest and equity in
   affiliate earnings                                 195,010       121,362

Minority interest in income
   of consolidated subsidiaries                        54,786         6,168

Equity in affiliate earnings                           15,419        46,704
                                                   ----------    ----------

          Net income                               $  155,643    $  161,898
                                                   ==========    ==========

Earnings per share:
  Basic                                               $.04          $.04
                                                      ====          ====
  Diluted                                             $.04          $.04
                                                      ====          ====

See notes to consolidated condensed financial statements.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                   March 31,    December 31,
                                                      2003         2002(A)
                                                   ---------    ------------
                                                  (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents                        $ 2,149,790   $ 2,571,916
  Accounts receivable, less allowance
   of $713,000 at March 31, 2003;
   $831,000 at December 31, 2002                     3,952,548     3,515,958
  Inventories                                          969,827       877,058
  Deferred income taxes                                392,000       392,000
  Prepaid expenses and other current assets            954,980     1,735,001
                                                   -----------   -----------
          Total current assets                       8,419,145     9,091,933
                                                   -----------   -----------

Property and equipment:
  Land                                                 376,211       376,211
  Buildings and improvements                         2,324,734     2,322,663
  Machinery and equipment                            5,546,402     5,232,632
  Leasehold improvements                             2,957,729     2,712,953
                                                   -----------   -----------
                                                    11,205,076    10,644,459
  Less accumulated depreciation and amortization     4,136,502     3,877,738
                                                   -----------   -----------
                                                     7,068,574     6,766,721
                                                   -----------   -----------

Goodwill                                               923,140       923,140
Other assets                                           416,059       372,190
                                                   -----------   -----------
          Total other assets                         1,339,199     1,295,330
                                                   -----------   -----------
                                                   $16,826,918   $17,153,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $   868,047   $ 1,373,190
  Accrued expenses                                   2,466,389     2,594,066
  Current portion of long-term debt                    557,000       532,000
                                                   -----------   -----------
          Total current liabilities                  3,891,436     4,499,256

Long-term debt, less current portion                 2,556,990     2,727,105
Advances from parent                                    68,458           ---
Deferred income taxes                                   28,000        28,000
Minority interest in subsidiaries                      298,933       172,165
                                                   -----------   -----------
          Total liabilities                          6,843,817     7,426,526
                                                   -----------   -----------

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized
   20,000,000 shares: 3,966,986 shares issued and
   outstanding at March 31, 2003; 3,887,344 shares
   issued and outstanding at December 31, 2002          39,670        38,873
  Capital in excess of par value                     5,285,783     5,186,580
  Retained earnings                                  5,079,248     4,923,605
  Notes receivable from options exercised             (421,600)     (421,600)
                                                   -----------   -----------
          Total stockholders' equity                 9,983,101     9,727,458
                                                   -----------   -----------
                                                   $16,826,918   $17,153,984
                                                   ===========   ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission in February, 2003.

See notes to consolidated condensed financial statements.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Operating activities:
  Net income                                       $  155,643    $  161,898
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
     Depreciation                                     271,821       254,231
     Amortization                                         578         1,162
     Bad debt expense                                  95,898       185,414
     Minority interest                                 54,786         6,168
     Equity in affiliate earnings                     (15,419)      (46,704)
     Increase (decrease) relating to
      operating activities from:
        Accounts receivable                          (532,488)     (258,815)
        Inventories                                   (92,769)      (76,412)
        Prepaid expenses and other current assets     780,021        13,144
        Accounts payable                             (505,143)     (672,385)
        Accrued expenses                              (27,677)       93,808
        Income taxes payable                              ---      (455,000)
          Net cash provided by (used in)
                                                   ----------    ----------
           operating activities                       185,251      (793,491)
                                                   ----------    ----------

Investing activities:
  Additions to property and equipment, net
    of minor disposals                               (573,674)     (226,670)
  Distribution from affiliate                          77,000           ---
  Other assets                                          8,554       (10,896)
  Sale of minority interest in subsidiaries             4,000           ---
                                                   ----------    ----------
          Net cash used in investing activities      (484,120)     (237,566)

Financing activities:
  Advances with parent                                 68,458        50,973
  Payments on long-term debt                         (145,115)      (66,461)
  Distribution to subsidiary minority member          (46,600)          ---
                                                   ----------    ----------
          Net cash used in financing activities      (123,257)      (15,488)
                                                   ----------    ----------

Decrease in cash and cash equivalents                (422,126)   (1,046,545)

Cash and cash equivalents at beginning of period    2,571,916     2,479,447
                                                   ----------    ----------

Cash and cash equivalents at end of period         $2,149,790    $1,432,902
                                                   ==========    ==========

See notes to consolidated condensed financial statements.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated condensed financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the "company" or "Dialysis Corporation of America." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 61% owned subsidiary of Medicore, Inc., sometimes referred to as the "parent." See Note 5.

Government Regulation

     A substantial portion of the company's revenues is attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although the company is not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on the company's operations. The company believes that it is presently in compliance with all applicable laws and regulations.

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                 Three Months Ended
                                     March 31,
                              -----------------------
                                 2003          2002
                                 ----          ----
Rental income                 $  44,002     $  42,570
Interest income                  12,943        13,881
Management fee income            73,060        51,160
Other income                     11,062        10,183
                              ---------     ---------
                              $ 141,067     $ 117,794
                              =========     =========

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Net income                                         $  155,643    $  161,898
Weighted average shares-denominator
   basic computation                                3,947,518     3,887,344
Effect of dilutive stock options                      392,432       436,047
                                                   ----------    ----------
Weighted average shares, as adjusted-denominator
   diluted computation                              4,339,950     4,323,391
                                                   ==========    ==========

Earnings per share:
Basic                                                 $.04         $.04
                                                      ====         ====
Diluted                                               $.04         $.04
                                                      ====         ====

     The company's potentially dilutive securities consist of stock options. See Note 6.

Accrued Expenses

     Accrued expenses is comprised as follows:

                                                    March 31,    December 31,
                                                       2003          2002
                                                   -----------   -----------
Accrued compensation                               $   617,002   $   800,318
Due to insurance companies                           1,355,549     1,271,235
Other                                                  493,838       522,513
                                                   -----------   -----------
                                                   $ 2,466,389   $ 2,594,066
                                                   ===========   ===========

Vendor Concentration

     The company purchases erythropoietin (EPO) from one supplier which comprised 37% of the company's cost of sales for the first quarter of 2003 and 32% for the same period of the preceding year. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 28% of medical services revenue for the first quarter of 2003 and 24% for the same period of the preceding year.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Revenue Recognition

     The company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Medical service revenues are recorded as services are rendered.

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of a minority interest in August 2001 and the goodwill resulting from the company's acquisition of a Georgia dialysis center in April 2002 are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142. See Note 8.

Stock-Based Compensation

     The company follows the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2002 and 2001, respectively and vesting during 2003: risk-free interest rate of 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.15 and 1.14, and a weighted-average expected life of 5 years and 4 years. No options were granted during the first three months of 2003. See Note 6.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information follows:


                                                      Three Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2003          2002
                                                      ----          ----
Net income, as reported                            $  155,643    $  161,898
Stock-based employee compensation expense
   under fair value method, net of related
   tax effects                                        (15,414)       (9,040)
                                                   ----------    ----------
Pro forma net income                               $  140,229    $  152,858
                                                   ==========    ==========

Earnings per share:
  Basic, as reported                                  $.04          $.04
                                                      ====          ====
  Basic, pro forma                                    $.04          $.04
                                                      ====          ====
  Diluted, as reported                                $.04          $.04
                                                      ====          ====
  Diluted, pro forma                                  $.03          $.04
                                                      ====          ====

New Pronouncements

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146) which addresses the accounting and reporting for costs associated with exit or disposal activities. FAS 146 requires that a liability for a cost associated in an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect FIN 45 to have a material impact on its financial position or results of operations.

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when voluntarily changing to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends FAS 123 disclosure requirements to require prominent disclosures in annual and interim financial statements about the method used to account for stock-based employee compensation and its effect on results of operations. The company adopted the transition guidance and annual disclosure provisions of FAS 148 commencing 2002 and has adopted the interim disclosure provision of FAS 148 commencing 2003. The company is subject to the expanded disclosure requirements of FAS 148, but does not expect FAS 148 to otherwise have a material impact on its consolidated results of operations, financial position or cash flows.

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January
31, 2003, regardless of when the variable interest entity was established.
The company does not expect FIN 46 to have a material impact on its financial position or results of operations.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months ended March 31, 2003 and March 31, 2002 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's audited financial statements for the year ended December 31, 2002.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 3--LONG-TERM DEBT

     The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 11/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter secured by a mortgage on the company's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $656,000 at March 31, 2003 and $662,000 at December 31, 2002.

     In April 2001, the company obtained a $788,000 five-year mortgage through April 2006 on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest having commenced May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $743,000 at March 31, 2003 and $753,000 at December 31, 2002.

     The equipment purchase agreement provides financing for kidney dialysis machines for the company's dialysis facilities. Payments under the agreement are pursuant to various schedules extending through August 2007 with interest at rates ranging from 4.14% to 10.48%. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,714,000 at March 31, 2003 and $1,844,000 at December 31, 2002.

     The prime rate was 4.25% as of March 31, 2003 and December 31, 2002.

     Interest payments on debt amounted to approximately $44,000 for the three months ended March 31, 2003 and $57,000 for the same period of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     Income tax payments amounted to approximately $197,000 for the three months ended March 31, 2003 and $543,000 for the same period of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The parent provides certain financial and administrative services to the company. Central operating costs are charged on the basis of time spent. The amount of expenses allocated by the parent totaled approximately $50,000 for the three months ended March 31, 2003, and for the same period of the preceding year.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 5--TRANSACTIONS WITH PARENT--Continued

     The company had an intercompany advance payable to the parent of approximately $68,000 at March 31, 2003 which bears interest at the short-term Treasury Bill rate. Interest is included in the intercompany advance balance. The company's parent has agreed not to require repayment of the intercompany advance balance prior to April 1, 2004; therefore, the advance has been classified as long-term at March 31, 2003.

     In January, March and August, 2000, the company loaned an aggregate of $2,200,000 to our parent at an annual interest rate of 10%, with a substantial portion of the loan and accrued interest scheduled to be repaid on January 26, 2001. These funds were loaned by our parent to Linux Global Partners, Inc., a private company investing in Linux software companies and recently through its subsidiary, initiating the development and marketing of a Linux desktop software system. We extended the maturity of the loans to our parent, as our parent did with Linux Global Partners, in consideration for which we received 100,000 shares of common stock of Linux Global Partners, increasing our ownership in Linux Global Partners to 400,000 shares, (approximately a 2% interest in Linux Global Partners) with a cost basis of approximately $140,000 resulting from a write-off of a note secured by 300,000 Linux Global Partners shares, which is included in deferred expenses and other assets. In May and June 2001, our parent repaid the outstanding loans and accrued interest due to us.

NOTE 6--STOCK OPTIONS

     In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a new board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003, which is the only outstanding option under that plan.

     In April, 1999, the company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004, of which 60,000 options to date have been cancelled. In April, 2000, the 340,000 one-year options were exercised for which the company received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. In March, 2003, 77,857 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002 leaving 322,143 options outstanding as of March 31, 2003.

     In January, 2001, the company's board of directors granted to the company's President a five-year option for 165,000 shares exercisable at $1.25 per share with 99,000 options vested at January 2003 and 33,000 options vesting January 1 for each of the next two years.

     In September, 2001, the board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006, to certain officers, directors and key employees. 15,000 of the options vested immediately with the remaining 60,000 options to vest 15,000 options each September 5, having commenced September 5, 2002. In March, 2003, 1,785 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002 leaving 73,215 options outstanding as of March 31, 2003.

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 6--STOCK OPTIONS--Continued

     In March, 2002, the board of directors granted a five-year option for 30,000 shares exercisable at $3.15 per share through February 28, 2007, to an officer. The option vests 7,500 each February 28 from 2003 through 2006.

     In May, 2002, the board of directors granted 10,500 five-year options to employees of which 8,000 remain outstanding at March 31, 2003. Most options are for 500 shares of common stock of the company, with two options for 1,500 shares of common stock. All options are exercisable at $4.10 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 2,500 shares have been cancelled.

NOTE 7--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company made no contributions under this plan. The company and its parent established a new 401(k) plan effective January 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee's contribution.

NOTE 8--ACQUISITIONS

     In August, 2001, the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000 of which $300,000 was paid in August, 2001 and $300,000 was paid in August, 2002. This transaction resulted in $523,000 of goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the minority interest acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom the company acquired the minority interest is the medical director of another of the company's subsidiaries. See Note 1.

     In April, 2002, the company acquired a dialysis center in Royston, Georgia for $550,000. This transaction resulted in $400,000 goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

NOTE 9--RELATED PARTY TRANSACTIONS

     The 20% minority interest in DCA of Vineland, LLC was held by Vineland Dialysis Professionals, LLC, a company owned by Dr. David Blecker, who became a director of our company in 2001. Dr. Blecker was provided with the right to acquire up to 49% of DCA of Vineland, LLC. In April, 2000, another company owned by Dr. Blecker, Vineland Dialysis Group, LLC, acquired a 35.9%

             DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           March 31, 2003
                             (Unaudited)

NOTE 9--RELATED PARTY TRANSACTIONS--Continued

interest in DCA of Vineland, resulting in our company holding a 51.3% interest in DCA of Vineland and Vineland Dialysis Professionals, LLC holding a 12.8% interest. This provided Dr. Blecker's companies with a combined 48.7% ownership of DCA of Vineland.

     In July, 2000, Vineland Dialysis Professionals, one of the companies owned by Dr. Blecker, acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, Dr. Blecker serves as medical director for each of those dialysis facilities.

NOTE 10--LOAN TRANSACTIONS

     The company customarily funds the establishment and operations of its dialysis facilities, usually until they become self-sufficient, without any formalized loan documents, except in limited instances, including subsidiaries in which our medical directors hold interests ranging from 20% to 49%. The operating agreements for our subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by the company, exclusive of any tax payment distributions. One loan is with DCA of Vineland, LLC. In April, 2000, Vineland Dialysis Group, one of Dr. Blecker's companies, acquired a 35.9% interest for $203,000, which was applied to reduce the loan, which loan at March 31, 2003 reflected a principal indebtedness of approximately $553,000. See Note 9.

NOTE 11--SUBSEQUENT EVENTS

     In April, 2003, the company acquired a dialysis center in Adel, Georgia for $75,000. The company also ceased operations at its Homerville, Georgia facility.

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

Forward-Looking Information

     The statements contained in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of the 1934. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management's expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in MD&A. Words such as "anticipate," "estimate," "expects," "projects," "intends," "plans" and "believes" and such words and terms of similar substance used in connection with any discussions of future operations or financial performance, identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the "Risk Factors" section (Item 1, "Business") included in our Annual Report on Form 10-K, as filed with the SEC and provided to our shareholders. If any such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in the company. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date made and which we undertake no obligation to revise to reflect events after the date made.

     Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through its 16 outpatient dialysis centers, including one in which it holds a minority interest and one unaffiliated dialysis facility which it manages. Our company also, through acute inpatient dialysis services agreements with hospitals, provides dialysis treatments to the hospital's dialysis patients. We also provide homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration of EPO.

     A substantial portion of our medical service revenues are derived from Medicare and Medicaid reimbursement with rates established by the Center for Medicare and Medicaid Services ("CMS"), and which rates are subject to legislative changes. Medicare rates have slightly increased, but are not related to the increasing costs of operations. Dialysis is typically reimbursed at higher rates from private payors, such as the patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

     The healthcare industry is subject to extensive regulations of federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. There can be no assurance that there will not be unanticipated changes in healthcare programs or laws or that we will not be required to restructure our practice and will not experience material adverse effects as a result of any such challenges or changes. We have a Corporate Integrity Program to assure our company provides the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.

     Our growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop these new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with more personnel and financial resources, in acquiring and/or developing facilities in areas targeted by us. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers or inpatient service contracts with hospitals will be implemented, or the number of dialysis stations, or patient treatments such may involve, or if such will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base.

Results of Operations

     Medical service revenues increased approximately $1,250,000 (23%) for the three months ended March 31, 2003, compared to the same period of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $738,000, decreased revenues of approximately $103,000 for our New Jersey centers reflecting termination in 2002 of our two New Jersey acute care contracts; increased revenues of approximately $569,000 for our Georgia centers, including $445,000 for the Georgia center acquired in April 2001; $47,000 revenues for our new Maryland center and $26,000 revenues for our new Ohio center. Revenues for the prior year included $27,000 consulting fees.

     Interest and other income increased by approximately $23,000 for the three months ended March 31, 2003, compared to the same period of the preceding year. This increase includes: a decrease in interest income of $1,000; an increase in management fee income of $22,000 pursuant to a Management Services Agreement with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center with which we entered a management services agreement effective September, 2002; an increase in rental income of $1,000; and an increase in miscellaneous other income of $1,000. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services as a percentage of medical service revenue amounted to 62% for the three months ended March 31, 2003 and for the same period of the preceding year with an increase in supply costs as a percentage of sales being offset by a comparable decrease in payroll costs. Approximately 28% of our medical services revenues for the three months ended March 31, 2003, and 24% for the same period of the preceding year, were from the administration of EPO to our patients. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges will increase our costs and thereby adversely impact our earnings. We cannot predict the price increases, if any, or the extent of such by the manufacturer, or our ability to offset any such increases.

     Selling, general and administrative expenses, increased by approximately $417,000 for the three months ended March 31, 2003, compared to the same period of the preceding year. This increase reflects operations of our new dialysis centers in Maryland and Ohio and the Georgia dialysis center we acquired in April, 2002, as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses, as a percent of medical service revenues remained relatively stable amounting to approximately 32% for the three months ended March 31, 2003, and for the same period of the preceding year.

     Provision for doubtful accounts decreased approximately $90,000 for the three months ended March 31, 2003 compared to the same period of the preceding year. The provision amounted to 1% of sales for the three months ended March 31, 2003 compared to 3% for the same period of the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved plus recovery of uncollectible accounts from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables with doubtful accounts reserved for in the allowance for doubtful accounts until they are written off or collected.

     Although operations of additional centers have resulted in additional revenues, some are still in the developmental stage and, accordingly, their operating results will adversely affect results of operations until they achieve a sufficient patient count to sustain profitable operations.

     Interest expense remained relatively stable with little change for the three months ended March 31, 2003 compared to the same period of the preceding year. The effect of additional equipment financing agreements was offset by lower interest rates and reduced average borrowings on other debt.

     The prime rate was 4.25% at March 31, 2003 and December 31, 2002.

     Equity in affiliate earnings represents equity in the results of operations of our Ohio affiliate, in which we have a 40% ownership interest.

Liquidity and Capital Resources

     Working capital totaled $4,528,000 at March 31, 2003, which reflected a decrease of approximately $65,000 (1%) during the three months ended March 31, 2003. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $422,000, including net cash provided by operating activities of $185,000, net cash used in investing activities of $484,000 (including additions to property and equipment of $574,000 and a $77,000 distribution received from the company's 40% owned Ohio affiliate), and net cash used in financing activities of $123,000 (including an increase in advances payable to our parent of $68,000, debt repayments of $145,000 and a $46,000 distribution to a subsidiary minority member).

     Our Easton, Maryland building has a mortgage to secure a three-year $700,000 loan for development of our Vineland, New Jersey subsidiary. This loan, which is guaranteed by the company, had an outstanding balance of $656,000 at March 31, 2003 and $662,000 at December 31, 2002. In April, 2001,
we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding balance of $743,000 at March 31, 2003 and $753,000 at December 31, 2002. We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,714,000 at March 31, 2003, and $1,844,000 at December 31, 2002. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

     We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. We opened our 13th and 14th centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003. We acquired a dialysis center in Adel, Georgia in April, 2003, and ceased operations at our Homerville, Georgia center, which had not been performing up to expectations. See Note 11 to "Notes to Consolidated Condensed Financial Statements." We are in the developmental stage for a new center in Virginia. We are presently in different phases of negotiations with physicians for additional outpatient centers. Such expansion requires capital. Although we presently have the capital and financing capabilities for the current rate of expansion, no assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

     We believe that current levels of working capital and available financing alternatives will enable us to meet our liquidity demands for at least the next 12 months as well as expand our dialysis facilities and thereby our patient base.

New Accounting Pronouncements

     In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which is effective for periods ending after December 15, 2002. The company does not expect FIN 45 to have a material impact on its financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), for which certain disclosure requirements apply to financial statements issued after January 31, 2003.
FIN 46 contains consolidation requirements regarding variable interest entities which are applicable depending on when the variable interest entity was created. The company does not expect FIN 46 to have a material impact on its financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

Critical Accounting Policies

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments.

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

     Revenue Recognition: Revenues are recognized as services are rendered. We receive payments through reimbursement from Medicare and Medicaid for our outpatient dialysis treatments coupled with patients' private payments, individually and through private third-party insurers. A substantial portion of our revenues are derived from the Medicare ERSD program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Our acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. We use a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, we sometimes receive more which we reconcile quarterly.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
------  ---------------------------------------------------------

     We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in interest bearing accounts of which we held approximately $2,145,000 at March 31, 2003.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled $1,400,000 at March 31, 2003.

     We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate mortgage debt would result in a negative quarterly impact of approximately $2,000 on our results of operations.

Item 4. Controls and Procedures
------  -----------------------

     Within 90 days prior to the date of this quarterly report on Form 10-Q for the first quarter ended March 31, 2003, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, President, and Vice President of Finance, our Principal Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer, President, and Principal Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in the company's periodic SEC filings.

     There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                        PART II  --  OTHER INFORMATION
                        -------      -----------------

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

      (a)  Exhibits

           (99)  Additional Exhibits

                 (i) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                 (ii) Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K

           A Current Report on Form 8-K was filed on April 9, 2003 with respect to Item 5, "Other Information," relating to an acquisition of a dialysis facility.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA


                                       By: /s/  TIMOTHY RUMRILL
                                          ------------------------------
                                          TIMOTHY RUMRILL, Vice President,
                                          Finance, Principal Financial Officer

Dated: May 12, 2003

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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                       /s/ Thomas K. Langbein
Date: May 12, 2003                     -----------------------------------
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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                       /s/ Stephen W. Everett
Date: May 12, 2003                     -----------------------------------
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

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                                       /s/ Timothy Rumrill
Date: May 12, 2003                     -----------------------------------
                                       TIMOTHY RUMRILL, Principal Financial
                                       Officer

                               EXHIBIT INDEX

Exhibit No.
----------

     (99)  Additional Exhibits

           (i)   Certification of Chief Executive Officer pursuant to
                 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           (ii) Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                Exhibit 99(i)

                               CERTIFICATION PURSUANT TO
                                 18 U.S.C. SECTION 1350
                                 AS ADOPTED PURSUANT TO
                     SECITON 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dialysis Corporation of America (the "Company") on Form 10-Q for the first quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Thomas K. Langbein, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Thomas K. Langbein
                                       -----------------------------------
                                       THOMAS K. LANGBEIN, Chief Executive
                                       Officer

Dated: May 12, 2003

                                                               Exhibit 99(ii)

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECITON 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Dialysis Corporation of America (the "Company") on Form 10-Q for the first quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Timothy Rumrill, Principal Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Timothy Rumrill
                                       -----------------------------------
                                       TIMOTHY RUMRILL, Principal Financial
                                       Officer

Dated: May 12, 2003