Form 10-Q
period 2003-06-30
DIALYSIS CORP OF AMERICA
filed 2003-08-14
CIK 201653

FORM 10--Q

                        SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

Yes [ ] or No [X]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,971,986 shares as of August 11, 2003.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                ------------------------------------------------

                                    INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and six months ended June 30, 2003 and June 30, 2002 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income for the three months and six months ended June 30, 2003 and June 30, 2002.

     2) Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2002.

     3) Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2003 and June 30, 2002.

     4) Notes to Consolidated Condensed Financial Statements as of June 30,
        2003.

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

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Revenues:
  Medical service revenue                   $ 7,423,946   $ 6,315,478   $14,161,897   $11,803,523
  Interest and other income                     154,668       102,052       295,735       219,846
                                            -----------   -----------   -----------   -----------
                                              7,578,614     6,417,530    14,457,632    12,023,369
Cost and expenses:
  Cost of medical services                    4,516,757     3,717,051     8,719,370     7,111,712
  Selling, general and administrative
   expenses                                   2,377,810     1,850,539     4,526,256     3,581,888
  Provision for doubtful accounts               159,165       241,591       255,063       427,005
  Interest expense                               51,331        57,520       105,117       111,838
                                            -----------   -----------   -----------   -----------
                                              7,105,063     5,866,701    13,605,806    11,232,443
                                            -----------   -----------   -----------   -----------

Income before income taxes, minority
   interest and equity in affiliate
   earnings                                     473,551       550,829       851,826       790,926

Income tax provision                            201,086       211,087       384,351       329,822
                                            -----------   -----------   -----------   -----------

Income before minority interest and
   equity in affiliate earnings                 272,465       339,742       467,475       461,104

Minority interest in income
   of consolidated subsidiaries                  59,116        14,709       113,902        20,877

Equity in affiliate earnings                      6,214        13,621        21,633        60,325
                                            -----------   -----------   -----------   -----------

     Net income                             $   219,653   $   338,654   $   375,206   $   500,552
                                            ===========   ===========   ===========   ===========

Earnings per share:
  Basic                                        $.06          $.09          $.10          $.13
                                               ====          ====          ====          ====
  Diluted                                      $.05          $.08          $.09          $.11
                                               ====          ====          ====          ====

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                          June 30,   December 31,
                                                                            2003        2002(A)
                                                                        -----------   -----------
                                                                        (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents                                             $   901,452   $ 2,571,916
  Accounts receivable, less allowance
   of $704,000 at June 30, 2003;
   $831,000 at December 31, 2002                                          4,836,263     3,515,958
  Inventories                                                             1,143,623       877,058
  Deferred income taxes                                                     392,000       392,000
  Prepaid expenses and other current assets                               1,524,120     1,735,001
                                                                        -----------   -----------
          Total current assets                                            8,797,458     9,091,933
                                                                        -----------   -----------

Property and equipment:
  Land                                                                      376,211       376,211
  Buildings and improvements                                              2,333,564     2,322,663
  Machinery and equipment                                                 5,737,678     5,232,632
  Leasehold improvements                                                  2,860,680     2,712,953
                                                                        -----------   -----------
                                                                         11,308,133    10,644,459
  Less accumulated depreciation and amortization                          4,433,639     3,877,738
                                                                        -----------   -----------
                                                                          6,874,494     6,766,721
                                                                        -----------   -----------

Goodwill                                                                  2,291,333       923,140
Other assets                                                                652,794       372,190
                                                                        -----------   -----------
          Total other assets                                              2,944,127     1,295,330
                                                                        -----------   -----------
                                                                        $18,616,079   $17,153,984
                                                                        ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 1,156,414   $ 1,373,190
  Accrued expenses                                                        2,963,755     2,594,066
  Current portion of long-term debt                                         580,000       532,000
  Payable subsidiaries' minority interests acquisition                      670,000           ---
                                                                        -----------   -----------
          Total current liabilities                                       5,370,169     4,499,256

Long-term debt, less current portion                                      2,392,644     2,727,105
Advances from parent                                                        130,513           ---
Deferred income taxes                                                        28,000        28,000
Minority interest in subsidiaries                                           480,839       172,165
                                                                        -----------   -----------
          Total liabilities                                               8,402,165     7,426,526
                                                                        -----------   -----------

Commitments and Contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 20,000,000 shares:
   3,971,986 shares issued and outstanding at June 30, 2003;
   3,887,344 shares issued and outstanding at December 31,2002               39,720        38,873
  Capital in excess of par value                                          5,296,983     5,186,580
  Retained earnings                                                       5,298,811     4,923,605
  Notes receivable from options exercised                                  (421,600)     (421,600)
                                                                        -----------   -----------
          Total stockholders' equity                                     10,213,914     9,727,458
                                                                        -----------   -----------
                                                                        $18,616,079   $17,153,984
                                                                        ===========   ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission in February 2003.

See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30,
                                                                        -------------------------
                                                                            2003        2002
                                                                            ----        ----
Operating activities:
  Net income                                                            $   375,206   $   500,552
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation                                                          575,010       518,986
      Amortization                                                            1,157         4,067
      Bad debt expense                                                      255,063       427,005
      Minority interest                                                     113,902        20,877
      Equity in affiliate earnings                                          (21,633)      (60,325)
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                              (1,575,368)     (333,089)
        Inventories                                                        (266,565)       20,638
        Prepaid expenses and other current assets                           210,881      (341,561)
        Accounts payable                                                   (216,776)     (542,631)
        Accrued expenses                                                    469,689       562,668
        Income taxes payable                                                    ---      (393,852)
                                                                        -----------   -----------
          Net cash (used in) provided by operating activities               (79,434)      383,335
                                                                        -----------   -----------

Investing activities:
  Additions to property and equipment, net of minor disposals              (654,797)     (461,065)
  Distributions from affiliate                                               77,000           ---
  Other assets                                                                3,532       (22,029)
  Capital contributions by subsidiaries' minority members                   141,588         8,570
  Loans to physician affiliates                                            (150,000)          ---
  Purchase of minority interests in subsidiaries                           (670,000)          ---
  Acquisition of dialysis center                                            (75,000)     (550,000)
                                                                        -----------   -----------
          Net cash used in investing activities                          (1,327,677)   (1,024,524)
                                                                        -----------   -----------

Financing activities:
  Advances with parent                                                      130,513       102,392
  Payments on long-term debt                                               (286,461)     (168,441)
  Distributions to subsidiaries' minority members                          (118,655)          ---
  Exercise of stock options                                                  11,250           ---
                                                                        -----------   -----------
          Net cash used in financing activities                            (263,353)      (66,049)
                                                                        -----------   -----------

Decrease in cash and cash equivalents                                    (1,670,464)     (707,238)

Cash and cash equivalents at beginning of period                          2,571,916     2,479,447
                                                                        -----------   -----------

Cash and cash equivalents at end of period                              $   901,452   $ 1,772,209
                                                                        ===========   ===========


See notes to consolidated condensed financial statements.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

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

Interest and Other Income

     Interest and other income is comprised as follows:

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Rental income                               $  53,245     $  43,599     $  97,247     $  86,169
Interest income                                13,051        10,240        25,994        24,121
Management fee income                          79,175        42,985       152,235        94,145
Other income                                    9,197         5,228        20,259        15,411
                                            ---------     ---------     ---------     ---------
                                            $ 154,668     $ 102,052     $ 295,735     $ 219,846
                                            =========     =========     =========     =========

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net income                                  $  219,653    $  338,654    $  375,206    $  500,552
                                            ==========    ==========    ==========    ==========

Weighted average shares-denominator basic
   computation                               3,968,195     3,887,344     3,937,673     3,887,344
Effect of dilutive stock options               381,789       498,898       387,111       467,472
                                            ----------    ----------    ----------    ----------
Weighted average shares, as adjusted-
   denominator diluted computation           4,349,984     4,386,242     4,324,784     4,354,816
                                            ==========    ==========    ==========    ==========

Earnings per share:
Basic                                          $.06          $.09          $.10          $.13
                                               ====          ====          ====          ====
Diluted                                        $.05          $.08          $.09          $.11
                                               ====          ====          ====          ====

     The company's potentially dilutive securities consist of stock options. See Note 6.

Accrued Expenses

     Accrued expenses is comprised as follows:

                                              June 30,    December 31,
                                            -----------   -----------
                                                2003          2002
                                                ----          ----
Accrued compensation                        $   689,980   $   800,318
Due to insurance companies                    1,425,032     1,271,235
Insurance premiums payable                      318,154        65,544
Other                                           530,589       456,969
                                            -----------   -----------
                                            $ 2,963,755   $ 2,594,066
                                            ===========   ===========

Vendor Concentration

     The company purchases erythropoietin (EPO) from one supplier which comprised 36% and 37% of the company's cost of sales for the three months and six months ended June 30, 2003 and 34% and 33% for the same periods of the preceding year. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 27% and 28% of medical services revenue for the three months and six months ended June 30, 2003 and 25% and 24% for the same periods of the preceding year.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Revenue Recognition

     The company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Medical service revenues are recorded as services are rendered.

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August 2001 and June 2003 and the goodwill resulting from the company's acquisition of Georgia dialysis centers in April, 2002 and April, 2003, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142. See Note 8.

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

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

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

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information follows:

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net income, as reported                     $  219,653    $  338,654    $  375,206    $  500,552

Stock-based employee compensation expense
  under fair value method, net of related
  tax effects                                  (15,414)      (13,306)      (30,828)      (22,346)
                                            ----------    ----------    ----------    ----------
Pro forma net income                        $  204,239    $  325,348    $  344,378    $  478,206
                                            ==========    ==========    ==========    ==========

Earnings per share:
Basic, as reported                             $.06          $.09          $.10          $.13
                                               ====          ====          ====          ====
Basic, pro forma                               $.05          $.08          $.09          $.12
                                               ====          ====          ====          ====
Diluted, as reported                           $.05          $.08          $.09          $.11
                                               ====          ====          ====          ====
Diluted, pro forma                             $.05          $.07          $.08          $.11
                                               ====          ====          ====          ====

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

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

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

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. FAS 150 applies to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not expect FAS 150 to have a material impact on its results of operations financial position or cash flows.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and six months ended June 30, 2003 and June 30, 2002, are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's audited financial statements for the year ended December 31, 2002.

NOTE 3--LONG-TERM DEBT

     The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 11/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter secured by a mortgage on the company's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $649,000 at June 30, 2003, and $662,000 at December 31, 2002.

     In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest having commenced May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $734,000 at June 30, 2003, and $753,000 at December 31, 2002.

     The equipment purchase agreement provides financing for kidney dialysis machines for the company's dialysis facilities. Payments under the agreement are pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.14% to 10.48%. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,589,000 at June 30, 2003, and $1,844,000 at December 31, 2002.

     The prime rate was 4.00% as of June 30, 2003, and 4.25% as of December 31, 2002.

     Interest payments on debt amounted to approximately $42,000 and $86,000 for the three months and six months ended June 30, 2003, and $31,000 and $77,000 for the same periods of the preceding year.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     Income tax payments amounted to approximately $139,000 and $336,000 for the three months and six months ended June 30, 2003, and $122,000 and $665,000 for the same periods of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     The parent provides certain financial and administrative services to the company. Central operating costs are charged on the basis of time spent.
The amount of expenses allocated by the parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 2003, and for the same periods of the preceding year.

     The company had an intercompany advance payable to the parent of approximately $131,000 at June 30, 2003 which bears interest at the short-term Treasury Bill rate. Interest is included in the intercompany advance balance. The company's parent has agreed not to require repayment of the intercompany advance balance prior to July 1, 2004; therefore, the advance has been classified as long-term at June 30, 2003.

     During the period January, 2000 through December, 2002, the company made various loans to its parent which funds were loaned by the parent to Linux Global Partners, Inc., a private company investing in Linux software companies and recently having initiated the development and marketing of a Linux desktop software system. We extended the maturity of the loans to our parent, as our parent did with Linux Global Partners, in consideration for which we received shares of common stock of Linux Global Partners. Our ownership in Linux Global Partners is approximately 2%. In May and June 2001, our parent repaid the outstanding loans and accrued interest due to us.

NOTE 6--STOCK OPTIONS

     In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. This option was exercised in June, 2003.

     In April, 1999, the company adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of its officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004, of which 60,000 options to date have been cancelled. In April, 2000, the 340,000 one-year options were exercised for which the company received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. In March, 2003, 77,857 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002, leaving 322,143 options outstanding as of June 30, 2003.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

NOTE 6--STOCK OPTIONS--Continued

     In January, 2001, the company's board of directors granted to the company's President a five-year option for 165,000 shares exercisable at $1.25 per share with 99,000 options vested at January, 2003 and 33,000 options vesting January 1 for each of the next two years.

     In September, 2001, the board of directors granted 75,000 five-year options exercisable at $1.50 per share through September 5, 2006, to certain officers, directors and key employees. 15,000 of the options vested immediately with the remaining 60,000 options to vest 15,000 options each September 5, having commenced September 5, 2002. In March, 2003, 1,785 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002, leaving 73,215 options outstanding as of June 30, 2003.

     In March, 2002, the board of directors granted a five-year option for 30,000 shares exercisable at $3.15 per share through February 28, 2007, to an officer. The option vests for 7,500 shares each February 28 from 2003 through 2006.

     In May, 2002, the board of directors granted 10,500 five-year options to employees of which 6,500 remain outstanding at June 30, 2003. Most options are for 500 shares of common stock of the company, with one option for 1,500 shares. These options are exercisable at $4.10 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 4,000 shares have been cancelled.

      In June, 2003, the board of directors granted a five-year option to an officer for 25,000 shares exercisable at $3.60 per share through June 3, 2008. The option vests for 6,250 shares each June 4 from 2004 to 2007.

NOTE 7--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company made no contributions under this plan. The company and its parent established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee's contribution.

NOTE 8--ACQUISITIONS

     In August, 2001, the company acquired the 30% minority interest in one of its Georgia dialysis centers, giving the company a 100% ownership interest in that subsidiary. 50% of the purchase price was paid in August, 2001 with the balance paid in August, 2002. This transaction resulted in $523,000 of goodwill representing the excess of the purchase price over the fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the expectation of continued profitability of this center. The party from whom the company acquired the minority interest is the medical director of another of the company's subsidiaries. See Note 1.

                 DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 30, 2003
                                  (Unaudited)

NOTE 8--ACQUISITIONS--Continued

     In April, 2002, the company acquired a Georgia dialysis center. This transaction resulted in $400,000 of goodwill representing the excess of the purchase price over the fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

     During the second quarter of 2003, the company acquired the assets of a Georgia dialysis center and the 30% minority interests in two of its Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is payable in June, 2004. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make these acquisitions was based on the expectation of profitability resulting from management's evaluation of these dialysis centers' operations. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities and is the medical director of three other of the company's Georgia dialysis facilities. See Note 1.

NOTE 9--RELATED PARTY TRANSACTIONS

     The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of our company in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland, LLC. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in our company holding a 51.3% interest in DCA of Vineland and this physician's companies holding a combined 48.7% ownership of DCA of Vineland. See Note 10.

     In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

NOTE 10--LOAN TRANSACTIONS

     The company customarily funds the establishment and operations of its dialysis facilities, usually until they become self-sufficient, without any formalized loan documents, except in limited instances, including subsidiaries in which our medical directors hold interests ranging from 20% to 49%. The operating agreements for our subsidiaries provide for cash flow and other proceeds to first pay any such financing provided by the company, exclusive of any tax payment distributions. One loan is with DCA of Vineland, LLC. In April, 2000, a company owned by our Vineland medical director acquired an interest in DCA of Vineland, LLC for $203,000, which was applied to reduce the loan, which loan at June 30, 2003 reflected a principal indebtedness of approximately $482,000. See Note 9.

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

     Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 16 outpatient dialysis centers, including one in which it holds a minority interest and one unaffiliated dialysis facility which it manages. Our company also, through acute inpatient dialysis services agreements with hospitals, provides dialysis treatments to the hospital's dialysis patients. We also provide homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration to dialysis patients of EPO, a drug used in connection with dialysis to treat anemia.

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

Results of Operations

     Medical service revenues increased approximately $1,108,000 (18%) and $2,358,000(20%)for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $499,000 and $1,237,000, decreased revenues of approximately $7,000 and $110,000 for our New Jersey centers reflecting termination in 2002 of our two New Jersey acute care contracts; increased revenues of approximately $58,000 and $627,000 for our Georgia centers, $409,000 and $456,000 revenues for our new Maryland center and $149,000 and $175,000 revenues for our new Ohio center. Revenues for the prior year included $27,000 consulting fees during the first quarter of 2003.

     Interest and other income increased by approximately $53,000 and $76,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. This increase includes: increases in interest income of $3,000 and $2,000; increases in management fee income of $36,000 and $58,000 pursuant to a management services agreement with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center with which we entered a management services agreement effective September, 2002; increases in rental income of $10,000 and $11,000; and increases in miscellaneous other income of $4,000 and $5,000. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services as a percentage of medical service revenue increased to 61% and 62% for the three months and six months ended June 30, 2003 compared to 59% and 60% for the same periods of the preceding year largely due to costs related to treatments at new centers prior to Medicare approval for which there are no corresponding medical service revenues. Approximately 27% and 28% of our medical services revenues for the three months and six months ended June 30, 2003, and 25% and 24% for the same periods of the preceding year, were from the administration of EPO to our patients. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges will increase our costs and thereby adversely impact our earnings. We cannot predict the price increases, if any, or the extent of such by the manufacturer, or our ability to offset any such increases.

     Selling, general and administrative expenses, increased by approximately $527,000 and $944,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers in Maryland and Ohio and the Georgia dialysis center we acquired in April, 2003, as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses, as a percent of medical service revenues amounted to approximately 32% for the three months and six months ended June 30, 2003, and 29% and 30% for the same periods of the preceding year which includes expenses of new centers incurred prior to Medicare approval for which there are no corresponding medical service revenues.

     Provision for doubtful accounts decreased approximately $82,000 and $172,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year. The provision amounted to 2% of sales for the three months and six months ended June 30, 2003, compared to 4% for the same periods of the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved plus recovery of uncollectible accounts from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables with doubtful accounts reserved for in the allowance for doubtful accounts until they are written off or collected.

     It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations due to start-up costs and expenses and a smaller patient base. We opened our 13th and 14th dialysis centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003. We acquired a dialysis center in Adel, Georgia in April, 2003, and ceased operations at our Homerville, Georgia center, which had not been performing up to expectations. These new centers, as anticipated, have adversely impacted net income for the three month and six month periods ended June 30, 2003. As we progress with new dialysis centers, presently five in the initial development stages of which one is under construction, we expect growth in revenues, but a negative short term effect on net income based on expenses and development stage issues. Also negatively impacting net income was an atypical occurrence of closing a dialysis center in Homerville, Georgia.

     Interest expense decreased by approximately $6,000 for the three months and six months ended June 30, 2003, compared to the same periods of the preceding year, reflecting lower interest rates on variable rate debt and reduced average borrowings.

     The prime rate was 4.00% at June 30, 2003, and 4.25% at December 31,
2002.

     Equity in affiliate earnings represents equity in the results of operations of our Ohio affiliate, in which we have a 40% ownership interest.

Liquidity and Capital Resources

     Working capital totaled $3,427,000 at June 30, 2003, which reflected a decrease of approximately $1,165,000 (25%) during the six months ended June 30, 2003. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,671,000, including net cash used in operating activities of $79,000, net cash used in investing activities of $1,328,000 (including additions to property and equipment of $655,000, subsidiary minority acquisition payments to a member for a 30% interest each in two dialysis facilities, who is also a medical director of three of our dialysis facilities, a $75,000 payment for acquisition of a dialysis center, $150,000 loans to physician affiliates, $142,000 capital contribution by subsidiary minority members and $77,000 distributions received from the company's 40% owned Ohio affiliate), and net cash used in financing activities of $263,000 (including an increase in advances payable to our parent of $131,000, debt repayments of $286,000 and $119,000 distributions to a subsidiary minority member who is also medical director of two of our dialysis facilities and a director of the company).

     Our Easton, Maryland building has a mortgage to secure a three-year $700,000 loan for development of our Vineland, New Jersey subsidiary. This loan, which is guaranteed by the company, had an outstanding balance of $649,000 at June 30, 2003 and $662,000 at December 31, 2002. In April, 2001,
we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding balance of $734,000 at June 30, 2003 and $753,000 at December 31, 2002. We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,589,000 at June 30, 2003, and $1,844,000 at December 31, 2002. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

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

     We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care. We are presently developing a new center in Virginia, in the process of completing leases for new dialysis facilities in Georgia, Maryland and Pennsylvania, and are in different phases of negotiations with physicians for additional outpatient centers, as well as contract negotiations with hospitals for inpatient dialysis services. Such expansion requires capital. Although we presently have the capital and financing capabilities for the current rate of expansion, no assurance can be given that we will be successful in implementing our growth strategy or that financing will be available to support such expansion.

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

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which is effective for financial instruments entered into or modified after May 31, 2003. The company does not expect FAS 150 to have a material impact on its results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

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

     Long-Lived Assets: We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

     Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment changes for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk
------  ----------------------------------------------------------

     We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in interest bearing accounts of which we held approximately $760,000 at June 30, 2003.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled $1,384,000 at June 30, 2003.

     We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate mortgage debt would result in a negative impact of approximately $4,000 on our results of operations for the first half of 2003.

Item 4. Controls and Procedures
------  -----------------------

     As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2003, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and Daniel R. Ouzts, our Vice President of Finance and Principal Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Ouzts replaced Tim Rumrill as Vice President (Finance) and Principal Financial Officer upon Mr. Rumrill's resignation on July 31, 2003 to pursue other interests. Mr. Ouzts held those positions with the company since 1996 until Mr. Rumrill joined the company in 2002. Mr. Ouzts, a certified public accountant, serves as Vice President (Finance) and Principal Financial Officer of the company's public parent, Medicore, Inc. The disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and President, and Vice President of Finance and Principal Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including its consolidated subsidiaries, required to be included in the company's periodic SEC filings.

     There were no significant changes in our internal controls over financial reporting during our most recent fiscal quarter or in other factors that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                          PART II  --  OTHER INFORMATION
                          -------      -----------------

Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

     (a) Exhibits

         (31) Rule 13a-14(a)/15d-14(a) Certifications

             (i) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

             (ii) Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         (32) Section 1350 Certifications

              (i) Certification of Chief Executive Officer and Principal
                  Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

     (b) Reports on Form 8-K

         Current Reports on Form 8-K were filed as follows:

         (i) April 19, 2003, Item 5, "Other Events and Required FD Disclosures" as to acquisition of assets for new dialysis center (no financial statements).

         (ii) June 13, 2003, Item 5, "Other Events and Required FD Disclosures" as to appointment of new Chief Executive Officer (no financial statements).

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                          /s/ DANIEL R. OUZTS
                                       By:---------------------------------
                                          DANIEL R. OUZTS, Vice President,
                                          Finance, Principal Financial
                                          Officer

Dated: August 13, 2003

                                  EXHIBIT INDEX

Exhibit No.
-----------

(31)  Rule 13a-14(a)/15d-14(a) Certifications

      (i) Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

      (ii) Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

(32)  Section 1350 Certifications

      (i)  Certification of Chief Executive Officer and Principal
           Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

                                                              Exhibit (31)(i)
                                CERTIFICATION

     I, Stephen W. Everett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of Dialysis Corporation of America;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and internal weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                /s/ Stephen W. Everett
Date: August 13, 2003           -------------------------------------
                                STEPHEN W. EVERETT, Chief Executive Officer
                                and President

                                                             Exhibit (31)(ii)
                               CERTIFICATION

     I, Daniel R. Ouzts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended June 30, 2003 of Dialysis Corporation of America;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and internal weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                /s/ Daniel R. Ouzts
Date: August 13, 2003           -------------------------------------
                                DANIEL R. OUZTS, Principal Financial Officer

                                                                Exhibit 99(i)

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      AND PRINCIPAL FINANCIAL OFFICER
   PURSUANT TO SECTION 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934 AND
                          18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Dialysis Corporation of America (the "Company") on Form 10-Q for the second quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), the undersigned, Stephen W. Everett, Chief Executive Officer and President of the Company, and Daniel R. Ouzts, Vice President (Finance) and Principal Financial Officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                 /s/ Stephen W. Everett
                                 ------------------------------------
                                 STEPHEN W. EVERETT, Chief Executive Officer
                                 and President

                                 /s/ Daniel R. Ouzts
                                 ------------------------------------
                                 DANIEL R. OUZTS, Vice President (Finance)
                                 and Principal Financial Officer

Dated: August 13, 2003