Form 10-Q
period 2003-09-30
DIALYSIS CORP OF AMERICA
filed 2003-11-07
CIK 201653

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes [ ] or No [x]

Common Stock Outstanding

     Common Stock, $.01 par value - 3,961,272 shares as of October 31, 2003.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                ------------------------------------------------

                                 INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 2003 and September 30, 2002 include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Condensed Statements of Income (Unaudited) for the three months and nine months ended September 30, 2003 and September 30, 2002.

     2) Consolidated Condensed Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002.

     3) Consolidated Condensed Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2003 and September 30, 2002.

     4) Notes to Consolidated Condensed Financial Statements as of September 30, 2003 (Unaudited).

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Revenues:
  Medical service revenue                   $ 7,535,530   $ 6,698,140   $21,697,427   $18,501,663
  Interest and other income                     151,291       102,785       447,026       322,631
                                            -----------   -----------   -----------   -----------
                                              7,686,821     6,800,925    22,144,453    18,824,294

Cost and expenses:
  Cost of medical services                    4,706,470     3,980,171    13,425,840    11,091,883
  Selling, general and administrative
    expenses                                  2,338,831     1,928,233     6,865,087     5,510,121
  Provision for doubtful accounts                 3,425       183,655       258,488       610,660
  Interest expense                               50,624        55,446       155,741       167,284
                                            -----------   -----------   -----------   -----------
                                              7,099,350     6,147,505    20,705,156    17,379,948
                                            -----------   -----------   -----------   -----------

Income before income taxes, minority
    interest and equity in affiliate
    earnings (loss)                             587,471       653,420     1,439,297     1,444,346

Income tax provision                            230,920       228,308       615,271       558,130
                                            -----------   -----------   -----------   -----------

Income before minority interest and
    equity in affiliate earnings (loss)         356,551       425,112       824,026       886,216

Minority interest in income of
    consolidated subsidiaries                    57,027        29,795       170,929        50,672

Equity in affiliate earnings (loss)               8,687        (2,232)       30,320        58,093
                                            -----------   -----------   -----------   -----------

          Net income                        $   308,211   $   393,085   $   683,417   $   893,637
                                            ===========   ===========   ===========   ===========

Earnings per share:
  Basic                                         $.08          $.10          $.17          $.23
                                                ====          ====          ====          ====
  Diluted                                       $.07          $.09          $.16          $.21
                                                ====          ====          ====          ====

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       September 30,  December 31,
                                                                            2003       2002(A)
                                                                        -----------   -----------
                                                                        (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                             $ 1,721,384   $ 2,571,916
  Accounts receivable, less allowance
   of $733,000 at September 30, 2003;
   $831,000 at December 31, 2002                                          4,437,415     3,515,958
  Inventories                                                             1,014,149       877,058
  Deferred income taxes                                                     392,000       392,000
  Prepaid expenses and other current assets                               1,550,833     1,735,001
                                                                        -----------   -----------
          Total current assets                                            9,115,781     9,091,933
                                                                        -----------   -----------

Property and equipment:
  Land                                                                      376,211       376,211
  Buildings and improvements                                              2,333,024     2,322,663
  Machinery and equipment                                                 5,873,518     5,232,632
  Leasehold improvements                                                  2,990,718     2,712,953
                                                                        -----------   -----------
                                                                         11,573,471    10,644,459
  Less accumulated depreciation and amortization                          4,736,061     3,877,738
                                                                        -----------   -----------
                                                                          6,837,410     6,766,721
                                                                        -----------   -----------

Goodwill                                                                  2,291,333       923,140
Other assets                                                                636,478       372,190
                                                                        -----------   -----------
          Total other assets                                              2,927,811     1,295,330
                                                                        -----------   -----------
                                                                        $18,881,002   $17,153,984
                                                                        ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $ 1,088,639   $ 1,373,190
  Accrued expenses                                                        3,021,396     2,594,066
  Current portion of long-term debt                                         602,000       532,000
  Payable subsidiaries' minority interests acquisition                      670,000           ---
                                                                        -----------   -----------
          Total current liabilities                                       5,382,035     4,499,256

Long-term debt, less current portion                                      2,237,832     2,727,105
Advances from parent                                                        183,302           ---
Deferred income taxes                                                        28,000        28,000
Minority interest in subsidiaries                                           569,708       172,165
                                                                        -----------   -----------
          Total liabilities                                               8,400,877     7,426,526
                                                                        -----------   -----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value, authorized 20,000,000 shares:
    3,961,272 shares issued and outstanding at September 30, 2003;
     3,887,344 shares issued and outstanding at December 31,2002             39,613        38,873
  Capital in excess of par value                                          5,255,090     5,186,580
  Retained earnings                                                       5,607,022     4,923,605
  Notes receivable from options exercised                                  (421,600)     (421,600)
                                                                        -----------   -----------
          Total stockholders' equity                                     10,480,125     9,727,458
                                                                        -----------   -----------
                                                                        $18,881,002   $17,153,984
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                            2003          2002
                                                                            ----          ----
Operating activities:
  Net income                                                            $   683,417   $   893,637
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation                                                           877,431       794,821
     Amortization                                                             1,735         3,485
     Bad debt expense                                                       258,487       610,659
     Minority interest                                                      170,929        50,672
     Equity in affiliate earnings                                           (30,320)      (58,093)
     Increase (decrease) relating to operating activities from:
       Accounts receivable                                               (1,179,944)     (512,618)
       Inventories                                                         (137,091)     (135,159)
       Prepaid expenses and other current assets                            178,314      (405,433)
       Accounts payable                                                    (284,551)     (773,341)
       Accrued expenses                                                     527,330       962,662
       Income taxes payable                                                     ---      (343,761)
                                                                        -----------   -----------
          Net cash provided by operating activities                       1,065,737     1,087,531
                                                                        -----------   -----------

Investing activities:
  Additions to property and equipment, net of minor disposals              (920,134)     (514,817)
  Investment in affiliate                                                       ---        (8,000)
  Distributions from affiliate                                               77,000           ---
  Other assets                                                                4,859       (20,548)
  Capital contributions by subsidiaries' minority members                   202,382         8,570
  Loans to physician affiliates                                            (150,000)          ---
  Purchase of minority interests in subsidiaries                           (670,000)     (300,000)
  Acquisition of dialysis center                                            (75,000)     (550,000)
                                                                        -----------   -----------
          Net cash used in investing activities                          (1,530,893)  (1,384,795)
                                                                        -----------   -----------

Financing activities:
  Advances with parent                                                      183,302       153,211
  Payments on long-term debt                                               (419,273)     (248,429)
  Distributions to subsidiaries' minority members                          (118,655)          ---
  Repurchase of stock                                                       (42,000)          ---
  Exercise of stock options                                                  11,250           ---
                                                                        -----------   -----------
          Net cash used in financing activities                            (385,376)      (95,218)
                                                                        -----------   -----------

Decrease in cash and cash equivalents                                      (850,532)     (392,482)

Cash and cash equivalents at beginning of period                          2,571,916     2,479,447
                                                                        -----------   -----------

Cash and cash equivalents at end of period                              $ 1,721,384   $ 2,086,965
                                                                        ===========   ===========

See notes to consolidated condensed financial statements.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

     The consolidated condensed financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the "company," "Dialysis Corporation of America," "we," "us" or "our." All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 61% owned subsidiary of Medicore, Inc., sometimes referred to as the "parent." See Note 5.

Government Regulation

     A substantial portion of our revenues is attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which we operate. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Although we are not aware of any future rate changes, significant changes in reimbursement rates could have a material effect on our operations.

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

     Our principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

Interest and Other Income

     Interest and other income is comprised as follows:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Rental income                               $   46,531    $   44,029    $  143,778    $  130,198
Interest income                                 14,235        11,217        40,229        35,338
Management fee income                           81,581        40,884       233,816       135,029
Other income                                     8,944         6,655        29,203        22,066
                                            ----------    ----------    ----------    ----------
                                            $  151,291    $  102,785    $  447,026    $  322,631

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price.

     Following is a reconciliation of amounts used in the basic and diluted computations:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net income                                  $  308,211    $  393,085    $  683,417    $  893,637

Weighted average shares-denominator
  basic computation                          3,967,794     3,887,344     3,947,824     3,887,344
Effect of dilutive stock options               410,137       423,306       394,527       452,750
                                            ----------     ---------    ----------    -----------

Weighted average shares, as adjusted-
  denominator diluted computation            4,377,931     4,310,650     4,342,351     4,340,094
                                            ==========    ==========    ==========    ==========

Earnings per share:
Basic                                          $.08          $.10          $.17          $.23
                                               ====          ====          ====          ====
Diluted                                        $.07          $.09          $.16          $.21
                                               ====          ====          ====          ====

     The company's potentially dilutive securities consist of stock options. See Note 6.

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:

                                             September 30,    December 31,
                                                 2003             2002
                                             -----------      -----------
Vendor volume discounts receivable           $   532,602      $   321,302
Officer and employee loans receivable            106,532          104,931
Property to be sold                                  ---          778,561
Prepaid expenses                                 559,242          318,839
Other                                            352,457          211,368
                                             -----------      -----------
                                             $ 1,550,833      $ 1,735,001
                                             ===========      ===========

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Continued

Accrued Expenses

     Accrued expenses is comprised as follows:

                                             September 30,    December 31,
                                                 2003             2002
                                             -----------      -----------
Accrued compensation                         $  784,432       $  800,318
Due to insurance companies                    1,536,101        1,271,235
Insurance premiums payable                      221,660           65,544
Other                                           479,203          456,969
                                             ----------       ----------
                                             $3,021,396       $2,594,066
                                             ==========       ==========

Vendor Concentration

     We purchase erythropoietin (EPO) from one supplier which comprised 37% of our cost of sales for the three months and nine months ended September 30, 2003 and 34% and 33% for the same periods of the preceding year. There is only one supplier of EPO in the United States without alternative products available to dialysis treatment providers. Revenues from the administration of EPO comprised 28% of medical services revenue for the three months and nine months ended September 30, 2003 and 27% and 25% for the same periods of the preceding year.

Revenue Recognition

     We follow the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Medical service revenues are recorded as services are rendered.

Goodwill

     Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from our acquisition of minority interests in August, 2001 and June, 2003, and the goodwill resulting from our acquisition of Georgia dialysis centers in April, 2002 and April, 2003, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142. See Note 8.

Stock-Based Compensation

     We follow the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. We have adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of our stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2002 and 2001, respectively and vesting during 2003: risk-free interest rate of 3.73% and 5.40%; no dividend yield; volatility factor of the expected market price of our common stock of 1.15 and 1.14, and a weighted-average expected life of 5 years and 4 years. See Note 6.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of our employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                            -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net income, as reported                     $  308,211    $  393,085    $  683,417    $  893,637

Stock-based employee compensation expense
  under fair value method, net of related
  tax effects                                  (16,799)      (15,414)      (47,758)      (37,760)
                                            ----------    ----------    ----------    ----------
Pro forma net income                        $  291,412    $  377,671    $  635,659    $  855,877
                                            ==========    ==========    ==========    ==========

Earnings per share:
Basic, as reported                             $.08          $.10          $.17          $.23
                                               ====          ====          ====          ====
Basic, pro forma                               $.07          $.10          $.16          $.22
                                               ====          ====          ====          ====
Diluted, as reported                           $.07          $.09          $.16          $.21
                                               ====          ====          ====          ====
Diluted, pro forma                             $.07          $.09          $.15          $.20
                                               ====          ====          ====          ====

New Pronouncements

     In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146) which addresses the accounting and reporting for costs associated with exit or disposal activities.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

FAS 146 requires that a liability for a cost associated in an exit or disposal activity be recognized when the liability is incurred rather than being recognized at the date of an entity's commitment to an exit plan, which had been the method of recognition under Emerging Issues Task Force Issue No. 94-3, which FAS 146 supercedes. FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on our results of operation, financial position or cash flows.

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, it must recognize a liability for the fair value of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect FIN 45 to have a material impact on our financial position or results of operations.

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when voluntarily changing to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends FAS 123 disclosure requirements to require prominent disclosures in annual and interim financial statements about the method used to account for stock-based employee compensation and its effect on results of operations. We adopted the transition guidance and annual disclosure provisions of FAS 148 commencing 2002 and have adopted the interim disclosure provision of FAS 148 commencing 2003. We are subject to the expanded disclosure requirements of FAS 148, but we do not expect FAS 148 to otherwise have a material impact on our consolidated results of operations, financial position or cash flows.

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entities created before February 1, 2003, in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect FIN 46 to have a material impact on our financial position or results of operations.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which addresses how to classify and measure certain financial instruments with characteristics of both liabilities (or an asset in some circumstances) and equity. FAS 150 applies to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect FAS 150 to have a material impact on our results of operations financial position or cash flows.

NOTE 2--INTERIM ADJUSTMENTS

     The financial summaries for the three months and nine months ended September 30, 2003 and September 30, 2002, are unaudited and include, in the opinion of our management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

     While we believe that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in Dialysis Corporation of America's audited financial statements for the year ended December 31, 2002.

NOTE 3--LONG-TERM DEBT

     Through a December 3, 1999 loan agreement entered into by our subsidiary, DCA of Vineland, LLC, we obtained a $700,000 development loan with annual interest accruing at the following rates: 8.75% through December 2, 2001, 11/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter. The loan is secured by a mortgage on our real property in Easton, Maryland. Outstanding borrowings were subject to monthly interest-only payments through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $643,000 at September 30, 2003, and $662,000 at December 31, 2002.

     In April, 2001, we obtained a $788,000 five-year mortgage through April, 2006, on our building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest having commenced May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $725,000 at September 30, 2003, and $753,000 at December 31, 2002.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

     The equipment purchase agreement provides financing for kidney dialysis machines for our dialysis facilities. Payments under the agreement are pursuant to various schedules extending through August, 2007, with interest at rates ranging from 4.14% to 10.48%. Financing under the equipment purchase agreement is a noncash financing activity which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." The remaining principal balance under this financing amounted to approximately $1,472,000 at September 30, 2003, and $1,844,000 at December 31, 2002.

     The prime rate was 4.00% as of September 30, 2003, and 4.25% as of December 31, 2002.

     Interest payments on debt amounted to approximately $59,000 and $86,000 for the three months and nine months ended September 30, 2003, and $109,000 and $186,000 for the same periods of the preceding year.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     Income tax payments amounted to approximately $268,000 and $604,000 for the three months and nine months ended September 30, 2003, and $178,000 and $903,000 for the same periods of the preceding year.

NOTE 5--TRANSACTIONS WITH PARENT

     Our parent, Medicore, Inc., provides us with certain financial and administrative services. Certain operating costs are charged on the basis of time spent. The amount of expenses allocated by our parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 2003, and for the same periods of the preceding year.

     We had an intercompany advance payable to our parent of approximately $183,000 at September 30, 2003 which bears interest at the short-term Treasury Bill rate. Interest is included in the intercompany advance balance. Our parent has agreed not to require repayment of the intercompany advance balance prior to October 1, 2004; therefore, the advance has been classified as long-term at September 30, 2003.

     During the year 2000, we made various loans to our parent which funds were, in turn, loaned by our parent to Linux Global Partners, Inc., a private company investing in Linux software companies, including one which has recently initiated marketing of a Linux desktop operating system. We extended the maturity of the loans to our parent, as our parent did with Linux Global Partners, in consideration for which we received shares of common stock of Linux Global Partners. Our ownership in Linux Global Partners is approximately 2%. In May and June, 2001, our parent repaid the outstanding loans and accrued interest due to us.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 6--STOCK OPTIONS

     In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 5,000 shares exercisable at $2.25 per share through June 9, 2003. This option was exercised in June, 2003.

     In April, 1999, we adopted a stock option plan pursuant to which the board of directors granted 800,000 options exercisable at $1.25 per share to certain of our officers, directors, employees and consultants with 340,000 options exercisable through April 20, 2000 and 460,000 options exercisable through April 20, 2004, of which 60,000 options to date have been cancelled. In April, 2000, the 340,000 one-year options were exercised for which we received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. In March, 2003, 77,857 of the remaining 400,000 options outstanding were exercised with the exercise price satisfied by director bonuses accrued in 2002, leaving 322,143 of these options outstanding as of September 30, 2003.

    In January, 2001, the board of directors granted to our Chief Executive Officer and President a five-year option for 165,000 shares exercisable at $1.25 per share with 99,000 options vested at January, 2003 and the balance of 33,000 options vesting in equal annual increments on January 1 for each of the next two years.

     In September, 2001, the board of directors granted five-year options for an aggregate of 75,000 shares exercisable at $1.50 per share through September 5, 2006, to certain officers, directors and key employees. 15,000 of the options vested immediately with the remaining 60,000 options to vest in equal increments of 15,000 options each September 5, commencing September 5, 2002. In March, 2003, 1,785 of these options were exercised with the exercise price satisfied by director bonuses accrued in 2002. As of September 30, 2003, an aggregate of 45,000 of these options had vested, of which 1,785 had been exercised.

     In March, 2002, the board of directors granted a five-year option to an officer for 30,000 shares exercisable at $3.15 per share through February 28, 2007. The option was to vest in equal annual increments of 7,500 shares on each February 28 from 2003 through 2006. The 7,500 options that had vested in February, 2003, were exercised by the officer in October, 2003, and the remaining 22,500 options expired unvested due to the July 31, 2003 resignation of the officer.

     In May, 2002, the board of directors granted five-year options for an aggregate of 10,500 shares to our employees of which 5,500 were outstanding at September 30, 2003. Most of these options with respect to each individual employee are for 500 shares of common stock, with one option for 1,500 shares. These options are exercisable at $4.10 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 5,000 shares have been cancelled as a result of the termination of the employees holding those options.

     In June, 2003, the board of directors granted to an officer a five-year option for 25,000 shares exercisable at $3.60 per share through June 3, 2008. The option vests annually in increments of 6,250 shares on each June 4 from 2004 to 2007.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 6--STOCK OPTIONS--Continued

     In August, 2003, the board of directors granted a three-year option to a director who serves on several of our committees including our audit committee, for 5,000 shares exercisable at $4.50 per share through August 18, 2006. The option vests in two annual increments of 2,500 shares commencing on August 19, 2004.

NOTE 7--COMMITMENTS AND CONTINGENCIES

     Effective January 1, 1997, we established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and an age requirement of 21 years of age. We made no contributions under this plan. Thereafter we and our parent established a new 401(k) plan effective January 1, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of their bonus payments contributed. As an incentive for our employees to save for retirement, the 401(k) plan provides that we will make a matching contribution equal to 10% of that portion of an employee's bonus payment contributed to the plan.

NOTE 8--ACQUISITIONS

     In August, 2001, we acquired the 30% minority interest in one of our Georgia dialysis centers, giving us a 100% ownership interest in that subsidiary. 50% of the purchase price was paid in August, 2001, with the balance paid in August, 2002. This transaction resulted in $523,000 of goodwill representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Our decision to make this investment was based largely on the expectation of continued profitability of this center. The party from whom we acquired the minority interest is the medical director of another of our subsidiaries. See Note 1.

     In April, 2002, we acquired a Georgia dialysis center. This transaction resulted in $400,000 of goodwill representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Our decision to make this investment was based on our expectation of future profitability resulting from our review of this dialysis center's operations prior to making the acquisition. See Note 1.

     During the second quarter of 2003, we acquired the assets of a Georgia dialysis center and the 30% minority interests in each of two of our existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is payable in June, 2004. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Our decision to make these acquisitions was based on our expectation of profitability resulting from management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of three other of our Georgia dialysis facilities. See Note 1.

               DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             September 30, 2003
                                (Unaudited)

NOTE 9--RELATED PARTY TRANSACTIONS

     The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51.3% ownership interest in DCA of Vineland and this physician's companies holding a combined 48.7% ownership interest of DCA of Vineland. See Note 10.

     In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

NOTE 10--LOAN TRANSACTIONS

     We customarily fund the establishment and operations of our dialysis facility subsidiaries, usually until they become self-sufficient, including subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for our subsidiaries provide for cash flow and other proceeds to first pay any such financing that we provide, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the medical director of DCA of Vineland acquired an interest in DCA of Vineland for $203,000, which was applied to reduce our loan. At September 30, 2003 the principal outstanding indebtedness of this loan was approximately $447,000. See Note 9.

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

     Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 16 outpatient dialysis centers, including one in which it holds a minority interest and one unaffiliated dialysis facility which it manages. In addition, we are a party to acute inpatient dialysis services agreements with several hospitals through which we provide dialysis treatments to the patients of those hospitals requiring dialysis treatment. We also provide homecare services, including home peritoneal dialysis and method II services, the latter relating to providing patients with supplies and equipment. Dialysis Corporation of America also provides ancillary services associated with dialysis treatments, primarily the administration to dialysis patients of EPO, a drug used in connection with dialysis to treat anemia.

     A substantial portion of our medical service revenues are derived from Medicare and Medicaid reimbursement with rates established by the Center for Medicare and Medicaid Services ("CMS"), and which rates are subject to legislative changes. Medicare rates have increased slightly, but are not related to the increasing costs of operations. As compared with rates received under Medicare and Medicaid reimbursements, payment rates are typically higher from private payors, such as the patient's insurance carrier, for outpatient dialysis services, as well as from payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

     The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, which include anti-kickback regulations, and extensive prohibitions relating to self-referrals, violations of any of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws that may require us to restructure our existing business practices could materially adversely affect our operations and financial condition. We have a Corporate Integrity Program to assure that our company provides the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.

     Our growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop these new potential dialysis centers at costs within our budget while competing with larger companies, some of which are public companies or divisions of public companies with more personnel and financial resources, in acquiring and/or developing facilities in areas targeted by us. Additionally, there is intense competition for retaining qualified nephrologists who are responsible for the supervision of the dialysis centers. There is no certainty as to when any new centers will be acquired or developed or inpatient service contracts with hospitals will be implemented, the number of dialysis stations or patient treatments that may result therefrom, or if those efforts will ultimately result in profitability for the facility or under the service contract.

Results of Operations

     Medical service revenues increased approximately $837,000 (13%) and $3,196,000 (17%)for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year. This increase includes increased revenues of our Pennsylvania dialysis centers of approximately $240,000 and $1,477,000, increased revenues of approximately $5,000 for the three months and decreased revenues of $104,000 for the nine months for our New Jersey centers resulting from the termination in 2002 of our two New Jersey acute care contracts; decreased revenues of approximately $27,000 for the three months and increased revenues of $600,000 for the nine months for our Georgia centers, revenues of approximately $419,000 and $875,000 for our new Maryland center and revenues of approximately $200,000 and $375,000 for our new Ohio center. Revenues for the comparable nine-month period of the prior year included $27,000 in consulting fees during the first quarter of 2002.

     Interest and other income increased by approximately $49,000 and $124,000 for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year. This increase includes: increases in interest income of $3,000 and $5,000; increases in management fee income of $41,000 and $99,000 pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center with which we entered into a management services agreement effective September, 2002; increases in rental income of $3,000 and $13,000; and increases in miscellaneous other income of $2,000 and $7,000. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     Cost of medical services as a percentage of medical service revenue increased to 62% for the three months and nine months ended September 30, 2003 compared to 59% and 60% for the same periods of the preceding year relating to (i) treatments at new dialysis centers prior to Medicare approval of those centers for which there are no corresponding medical service revenues and (ii) increases in the cost of EPO as a percentage of EPO sales revenues. Approximately 28% of our medical services revenues for the three months and nine months ended September 30, 2003, and 27% and 25% for the same periods of the preceding year, were from the administration of EPO to our patients. Cost of EPO as a percentage of EPO sales revenues increased to 83% and 82% for the three months and nine months ended September 30, 2003 compared to 76% and 80% for the same periods of the preceding year. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges will increase our costs and thereby adversely impact our earnings. We cannot predict whether further price increases, if any, will be instituted, the extent of such increases if instituted by the manufacturer or our ability to offset any such increases.

     Selling, general and administrative expenses, increased by approximately $411,000 and $1,355,000 for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year. This increase reflects operational costs of our new dialysis centers in Maryland and Ohio, as well as increased support activities resulting from expanded operations. Selling, general and administrative expenses, as a percent of medical service revenues increased by 2% to approximately 31% and 32% for the three months and nine months ended September 30, 2003, compared to 29% and 30% for the same periods of the preceding year, notwithstanding the fact that these expenses for the three and nine month periods ended September 30, 2003 included expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

     Provision for doubtful accounts decreased approximately $180,000 and $352,000 for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year primarily attributable to Medicare bad debt recoveries of $150,000 and $215,000 recorded during the three months and nine months ended September 30, 2003. Without the effect of the Medicare bad debt recoveries the provision would have amounted to 2% of sales for the three months and nine months ended September 30, 2003, compared to 3% for the same periods of the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved plus recovery of uncollectible accounts from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables with doubtful accounts reserved for in the allowance for doubtful accounts until they are written off or collected.

     It has been our experience that newly established dialysis centers, although contributing to increased revenues in the long term, have adversely affected our short term results of operations due to start-up costs and expenses for each such facility and a smaller patient base. With respect to facilities that we own and manage, we opened our 13th and 14th dialysis centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003, and acquired a dialysis center in Adel, Georgia in April, 2003. We also ceased operations at our Homerville, Georgia center, which had not been performing up to expectations. The new centers, as anticipated, have adversely impacted net income for the three month and nine month periods ended September 30, 2003. Also negatively impacting net income was the atypical action of our closing of the Homerville, Georgia dialysis center.

     As we progress with new dialysis centers, presently four in the initial development stages, of which one is under construction, we expect growth in revenues, but a negative short term effect on our net income based on development stage expenses.

     Interest expense decreased by approximately $5,000 and $12,000 for the three months and nine months ended September 30, 2003, compared to the same periods of the preceding year, reflecting lower interest rates on variable rate debt and reduced average borrowings.

     The prime rate was 4.00% at September 30, 2003, and 4.25% at December 31, 2002.

     Equity in affiliate earnings represents equity in the results of operations of our Ohio affiliate, in which we have a 40% ownership interest.

Liquidity and Capital Resources

     Working capital totaled $3,734,000 at September 30, 2003, which reflected a decrease of approximately $859,000 (19%) during the nine months ended September 30, 2003. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $851,000, including net cash provided by operating activities of $1,066,000, net cash used in investing activities of $1,531,000 (including additions to property and equipment of $920,000, subsidiary minority acquisition payments to a member in two dialysis facilities, which member is also a medical director of three of our dialysis facilities, to acquire an aggregate of 30% of such member's interests, a $75,000 payment for acquisition of a dialysis center, $150,000 in loans to physician affiliates, $202,000 in capital contributions by subsidiary minority members, and $77,000 of distributions received from the company's 40% owned Ohio affiliate), and net cash used in financing activities of $385,000 (including an increase in advances payable to our parent of $183,000, debt repayments of $419,000, $119,000 in distributions to subsidiary minority members and $42,000 for the repurchase of shares of our common stock).

     Our Easton, Maryland building has a mortgage to secure a three-year $700,000 loan for development of our Vineland, New Jersey subsidiary. This loan, which is guaranteed by the company, had an outstanding balance of $643,000 at September 30, 2003 and $662,000 at December 31, 2002. In April,
2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding balance of $725,000 at September 30, 2003 and $753,000 at December 31, 2002. We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,472,000 at September 30, 2003, and $1,844,000 at December 31, 2002. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

     Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which amounts include equipment and initial working capital requirements. Although an acquisition would provide us with an immediate ongoing operation, which most likely would be generating income, the acquisition of an existing dialysis facility is more expensive than construction. We presently plan to expand our operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility through the commencement of its initial operations generally takes four to six months and usually up to 12 months and possibly longer, depending on the resulting growth of that facility's patient base, for it to generate net income. We consider some of our centers to be in the developmental stage, since they have not yet developed a patient base sufficient to generate and sustain earnings.

     We are seeking to expand our services with respect to both outpatient dialysis treatment facilities and inpatient dialysis care. We are presently developing a new dialysis center in Virginia, have completed leases for three new dialysis facilities in South Carolina, Maryland and Pennsylvania, and are in different phases of negotiations with physicians for additional outpatient centers, as well as contract negotiations with hospitals for inpatient dialysis services.

     We believe that current levels of working capital and available financing alternatives will enable us to meet our liquidity demands for at least the next 12 months as well as pursue the foregoing expansion of dialysis facilities.

New Accounting Pronouncements

     In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on our results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which is effective for periods ending after December 15, 2002. We do not expect FIN 45 to have a material impact on our financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on our results of operations, financial position or cash flows. See
Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), for which certain disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 contains consolidation requirements regarding variable interest entities which are applicable depending on when the variable interest entity was created. We do not expect FIN 46 to have a material impact on our financial position or results of operations. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

     In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which is effective for financial instruments entered into or modified after May 31, 2003. We do not expect FAS 150 to have a material impact on our results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Condensed Financial Statements."

Critical Accounting Policies

     In December, 2001, the SEC issued cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

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

     Revenue Recognition: Revenues are recognized as services are rendered. We receive payments for our outpatient dialysis treatments through reimbursement from Medicare and Medicaid, as well as patients' private payments, individually and through private third-party insurers. The substantial portion of our revenues are derived from the Medicare ERSD program, where outpatient reimbursement rates are fixed under a composite rate structure which includes dialysis services and certain supplies, drugs and laboratory tests. Certain of the ancillary services, however, are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Outpatient dialysis reimbursement from patient private payments, either individually or through third party insurance coverage, is generally higher than Medicare/Medicaid reimbursement levels. In addition, our acute inpatient dialysis operations are paid under contractual arrangements, which are usually negotiated rates that are higher than Medicare/Medicaid reimbursement rates for dialysis services.

     Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patients or their insurance carriers to make required payments. Based on historical information we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our patients and the insurance companies to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and the aging of accounts receivable to establish an allowance for losses on accounts receivable.

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

     Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing liquid funds in interest bearing accounts of which we held approximately $1,713,000 at September 30, 2003.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled $1,368,000 at September 30, 2003.

     We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate mortgage debt would result in a negative impact of approximately $6,000 on our results of operations for the first nine months of 2003.

Item 4. Controls and Procedures

     As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2003, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and President, and our Vice President of Finance and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

     There were no significant changes in our internal controls over financial reporting during our most recent fiscal quarter or in other factors that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                           PART II  --  OTHER INFORMATION
                           ------------------------------

Item 5.  Other Information.
-------  ------------------

     Wiss & Company, LLP, our independent accountants, have determined to discontinue providing audit services to substantially all of its SEC registrants, including us, and solely as a result of such determination, have resigned as our independent accountants effective as of the date of filing of this report with the SEC.

     Wiss's report on our financial statements for the last two fiscal years ended December 31, 2002 contained no adverse opinion or a disclaimer of opinion, nor was qualified or modified as to any uncertainty, audit scope, or accounting principles.

     During the two most recent fiscal years ended December 31, 2002 and the subsequent interim period to the date of Wiss's resignation, which is the date of this quarterly report, (a) we had no disagreements with Wiss on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Wiss, would have caused Wiss to make reference to the subject matter of the disagreement in connection with its report, and (b) there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

     We have provided Wiss with a copy of the disclosures contained in this quarterly report and have requested that Wiss furnish to us a letter addressed to the SEC stating whether it agrees with the statements made in
Item 5 of this quarterly report. A copy of Wiss's letter to the SEC, dated November 7, 2003, is attached as Exhibit 16 to this quarterly report.

     The audit committee of our board of directors has authorized the appointment of Moore Stephens, P.C. to serve as our independent accountants for the fiscal year ending December 31, 2003, subject to the execution of an engagement letter. At such time Moore Stephens is formally engaged, we will file a current report on Form 8-K reflecting the occurrence of such event.

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------

     (a) Exhibits

         (16) Letter of Wiss & Company, LLP addressed to the Securities and Exchange Commission dated November 7, 2003.

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

     (b) Reports on Form 8-K

         Current Reports on Form 8-K were filed as follows:

         (i) July 24, 2003, Item 5, "Other Events and Required FD Disclosures" as to minority interest in two subsidiaries and loan agreement with a physician. (no financial statements).

         (ii) August 6, 2003, Item 5, "Other Events and Required FD Disclosures" as to seven year lease of a subsidiary (no financial statements).

         (iii) August 27, 2003, Item 5, "Other Events and Required FD Disclosures" as to ten year lese of a subsidiary.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA

                                       By: /s/ DANIEL R. OUZTS
                                          -----------------------------
                                          DANIEL R. OUZTS, Vice President,
                                          Finance, Principal Financial
                                          Officer

Dated: November 7, 2003

                                  EXHIBIT INDEX

Exhibit No.
-----------

(16) Letter of Wiss & Company, LLP addressed to the Securities and Exchange Commission dated November 7, 2003.

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

                                                                 Exhibit (16)

                          [Letterhead of Wiss & Company LLP]

                                November 7, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC 20549

Ladies and Gentlemen:

     We have read Item 5 of Part II of Form 10-Q, the quarterly report for the third quarter ended September 30, 2003 of Dialysis Corporation of America dated November 7, 2003, and are in agreement with the statements contained in the first four paragraphs contained therein. We have no basis to agree or disagree with statements of the registrant in the fifth paragraph of
Item 5.

                                       /s/ Wiss & Company, LLP

                                                              Exhibit (31)(i)

                                  CERTIFICATION

     I, Stephen W. Everett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2003 of Dialysis Corporation of America;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                               /s/ Stephen W. Everett
Date: November 7, 2003         --------------------------------------
                               STEPHEN W. EVERETT, Chief Executive
                               Officer and President

                                                             Exhibit (31)(ii)

                                 CERTIFICATION

     I, Daniel R. Ouzts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2003 of Dialysis Corporation of America;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

        (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

        (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                               /s/ Daniel R. Ouzts
Date: November 7, 2003         --------------------------------------
                               DANIEL R. OUZTS, Principal Financial Officer

                                                                Exhibit 32(i)

                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
   PURSUANT TO SECTION 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934 AND
                            18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Dialysis Corporation of America (the "Company") on Form 10-Q for the third quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), the undersigned, Stephen W. Everett, Chief Executive Officer and President of the Company, and Daniel R. Ouzts, Vice President (Finance) and Principal Financial Officer of the Company, each certify pursuant to 18 U.S.C. Section 1350, that to the best of our knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                       /s/ Stephen W. Everett
                                       ------------------------------
                                       STEPHEN W. EVERETT, Chief Executive
                                       Officer and President

                                       /s/ Daniel R. Ouzts
                                       ------------------------------
                                       DANIEL R. OUZTS, Vice President
                                       (Finance) and Principal Financial
                                       Officer

Dated: November 7, 2003