Form 10-K
period 2003-12-31
DIALYSIS CORP OF AMERICA
filed 2004-03-26
CIK 201653

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2003
                          -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from____________ to __________
Commission file number 0-8527

                         DIALYSIS CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   FLORIDA                            59-1757642
        -----------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)


     1344 ASHTON ROAD, HANOVER, MARYLAND                21076
  -----------------------------------------        ----------------
  (Address of principal executive offices)            (Zip Code)

        Registrant's telephone number, including area code (410) 694-0500
                                                           --------------


             Securities registered under Section 12(b) of the Act:
                                      None


         Securities registered under Section 12(g) of the Exchange Act:

                               Title of each class
                          ----------------------------
                          common stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No___

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing price at which the common stock was sold on June 30, 2003 was approximately $ 10,142,000.

         As of March 10, 2004, the Company had 8,184,336 shares of its common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporating information by reference from the Information Statement in connection with the Registrant's Annual Meeting of Shareholders anticipated to be on June 3, 2004.

         Registrant's Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits, incorporated in Part IV of this Annual Report,

         Registrant's Annual Report, Form 10-K for the year ended December 31, 1996 and for the five years ended December 31, 2002, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

         Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits, incorporated in Part IV of this Annual Report.
================================================================================

                         DIALYSIS CORPORATION OF AMERICA

                       Index to Annual Report on Form 10-K
                          Year Ended December 31, 2003

                                     PART I

                                                                            Page
                                                                            ----

Item 1.    Business........................................................    1

Item 2.    Properties......................................................   28

Item 3.    Legal Proceedings...............................................   30

Item 4.    Submission of Matters to a Vote of Security Holders.............   30

                                     PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...............   31

Item 6.    Selected Financial Data.........................................   33

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   33

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.......   44

Item 8.    Financial Statements and Supplementary Data.....................   44

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure........................................   44

Item 9A.   Controls and Procedures.........................................   45

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............   46

Item 11.   Executive Compensation..........................................   46

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters.................................   46

Item 13.   Certain Relationships and Related Transactions..................   47

Item 14.   Principal Accountant Fees and Services..........................   47

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    48

Signatures ................................................................   54

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

ITEM 1.  BUSINESS

HISTORICAL

               We are a Florida corporation organized in 1976. We develop and operate outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease, or ESRD. We also provide acute inpatient dialysis treatments in hospitals, provide homecare services through our wholly owned subsidiary, DCA Medical Services, Inc. and provide dialysis center management services. We became a public company in 1977, and went private in 1979. We began construction of new centers in 1995, and in 1996 once again became a public company. In 1997, we sold our Florida dialysis operations. We currently operate 19 outpatient dialysis facilities including a dialysis center in Ohio in which we hold a 40% interest and an unaffiliated center in Georgia, each of which we manage pursuant to management services agreements. In early 2004, we opened three new centers, one each in Pennsylvania, South Carolina and Virginia and we are in the process of constructing a new center in Maryland.

               Our principal executive offices are located at 1344 Ashton Road, Suite 201, Hanover, Maryland 21076, and you may contact us as follows:

                      telephone: (410) 694-0500
                      fax: (410) 694-0596
                      email: info@dialysiscorporation.com

GENERAL

               Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff. Our acute inpatient dialysis treatments are conducted under contractual relationships currently with seven hospitals and medical centers located in areas and states serviced by our outpatient dialysis facilities. Homecare, sometimes referred to as "method II home patient treatment," requires us to provide equipment and supplies, training, monitoring and follow-up assistance to patients who are able to perform their treatments at home.

               Our growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop new potential dialysis centers at costs within our budget. We acquired a dialysis unit in Georgia in the second quarter of 2003. We opened two new centers in February, 2003, one in Ohio and one in Maryland and three new centers in early 2004, one each in Pennsylvania, South Carolina and Virginia. We are in the process of constructing a new dialysis facility in Maryland.

               Our medical service revenues are derived primarily from four sources: (i) outpatient hemodialysis services (50%, 49% and 47% of medical services revenues for 2003, 2002 and 2001, respectively); (ii) home peritoneal dialysis services, including method II services (4%, 3%, and 3% of medical services revenues for 2003, 2002 and 2001, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (7%, 10% and 15% of medical services revenues for 2003, 2002 and 2001, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin ("EPO"), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia), (39%, 38% and 35% of medical services revenue for 2003, 2002 and 2001, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients. ESRD patients normally receive 156 dialysis treatments each year.

               Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services ("CMS") of the Department of Health and Human Services ("HHS"). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, our operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. From commencement of the Medicare ESRD program in 1972 through 1983, the ESRD composite rate was unchanged, and thereafter decreased over the years until January, 2000, when the rate was minimally increased by Congress, and further minimally increased in January, 2001. Thereafter, there have been no further increases. However, Congress has proposed a 1.6% composite rate increase for 2005. Commercial third-party reimbursement rates, which have increased as a percentage of our revenues over the last two years, are also susceptible to reduction. See "Operations - Medicare Reimbursement." The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals. Typically these rates are at least equivalent to or higher than the government fixed rates on a per treatment basis.

STOCK SPLIT

               On January 28, 2004, the company effected a two-for-one stock split. All share and per share data, including option information, in this Annual Report on Form 10-K for the year ended December 31, 2003, have been adjusted to reflect the stock split.

DIALYSIS INDUSTRY

               Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water. Chronic kidney failure, ESRD, results from chemical imbalance and buildup of toxic chemicals, and is a state of kidney disease characterized by advanced irreversible renal impairment. ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases. ESRD patients, in order to survive, must either obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain dialysis treatments for the rest of their lives.

               Based upon information published by CMS, the number of ESRD patients requiring dialysis treatments in the United States is approximately 300,000, and continues to grow at a rate of approximately 6% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 4,200 dialysis facilities, with the current annual cost of treating ESRD patients in the United States at approximately $22.8 billion.

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

               Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the patient's assistant, which usually encompasses four to eight weeks. Dialysis Corporation of America does not currently provide home hemodialysis (non-peritoneal) services. The use of conventional home hemodialysis has declined and is minimal due to the patient's suitability and lifestyle, the need for the presence of a caregiver and a dialysis machine at home, and the higher expense involved as compared with continuous ambulatory peritoneal dialysis.

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

               While kidney transplantation, another treatment option for patients with ESRD, is typically the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donee rejection limits the availability of this surgical procedure as a treatment option.

BUSINESS STRATEGY

               Dialysis Corporation of America has 27 years' experience in developing and operating dialysis treatment facilities. Our priority is to provide quality patient care. We intend to continue to establish alliances with physicians and hospitals, attempt to initiate dialysis service arrangements with nursing homes and managed care organizations, and to continue to emphasize our high quality patient care.

               We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. We are in the process of constructing a new dialysis center in Maryland. We are in different phases of negotiations with physicians for potential new facilities in a variety of states.

               Same Center Growth

               We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. During fiscal 2003, we experienced approximately 7% growth in the total number of treatments for our 13 dialysis centers that were in existence as of December 31, 2002, and a 9% growth in medical services revenue for these centers. We had an increase of over 50% in peritoneal dialysis patients in fiscal 2003.

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

               To construct and develop a new facility ready for operation takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to variables based on location, size and competitive elements. Some of our centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Construction of a 15 station facility typically costs in a range of $600,000 to $750,000 depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities is substantially more expensive, and is usually based primarily upon the patient base and earnings, and to a lesser extent, location and competition. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources.

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

               There is no certainty as to when any additional centers or service contracts will be implemented, or, to the extent implemented, the number of dialysis stations or patient treatments these centers or service contracts may involve, or if they will ultimately be profitable. There is no assurance that we will be able to continue to enter into favorable relationships with physicians who would become medical directors of such proposed dialysis facilities, or that we will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to their start-up costs and expenses and to their having a smaller and slower developing patient base. See "Business Strategy," "Operations" and "Competition" of Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATIONS

               Location, Capacity and Use of Facilities

               We operate 19 outpatient dialysis facilities in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and South Carolina, including an Ohio dialysis center in which we hold a 40% interest and which we operate in conjunction with the majority owner, the medical director of that center, and an unaffiliated center in Georgia which we manage. These dialysis facilities have a total designed capacity of 280 licensed stations.

               We own and operate our centers through subsidiaries of which a majority are 100% owned by us, with the balance of the centers owned by us as a majority owner in conjunction with the medical directors of those centers who hold minority interests. We have a minority 40% interest in a dialysis facility in Toledo, Ohio which we manage. The Lemoyne, Pennsylvania, and one of the Georgia dialysis centers are located on properties that we own and lease to our subsidiaries. Our Cincinnati, Ohio dialysis center is leased from a corporation owned by the medical director of that center who, together with his wife, holds a minority interest in the subsidiary operating that center. See Item 2, "Properties." We also manage an unaffiliated dialysis center in Georgia.

               Additionally, the company provides acute care inpatient dialysis services to seven hospitals in areas serviced by our dialysis facilities, two less than we serviced at this time last year. We are in the process of negotiating additional acute dialysis services contracts in the areas surrounding our facilities and in tandem with development of future proposed sites. Furthermore, each of our dialysis facilities has the capacity to provide training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 92,000 hemodialysis treatments in 2003, an increase of approximately 12,000 treatments compared to fiscal 2002.

               Management estimates that on average its centers were operating at approximately 55% of capacity as of December 31, 2003, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe we can increase the number of dialysis treatments at our centers without making significant additional capital expenditures.

               Operations of Dialysis Facilities

               Our dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient's and physician's consent, the patient's dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. Our facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

               We maintain a team of dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See "Physician Relationships" below. Each facility is overseen by an administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a registered dietitian. In addition, there are independent consultants who visit with our dialysis patients. These individuals supervise the patient's needs and treatments. See "Employees" below. We must continue to attract and retain skilled nurses and other staff, competition for whom is intense.

               Our dialysis facilities offer high-efficiency conventional hemodialysis, which, in our experience, provides the most viable treatment for most patients. We consider our dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment.

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

               Inpatient Dialysis Services

               We presently provide inpatient dialysis services to seven hospitals in Georgia, Ohio and Pennsylvania, under agreements either with us or with one of our subsidiaries in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

               Ancillary Services

               Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as EPO upon a physician's prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. There is only one manufacturer of EPO in the United States and there are currently no alternative products that perform the functions of EPO available to dialysis treatment providers. Although we have a good relationship with this manufacturer and have not experienced any problems in receipt of our supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on our operating revenue and income.

               Physician Relationships

               An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient's home where the patient's nephrologist has an established practice. Consequently, we rely on our ability to develop affiliations with area nephrologists.

               The conditions of a facility's participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a source of patients treated at the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of six of our centers have acquired a minority ownership interest in the center they service. Our Ohio affiliate is majority owned by the physician. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and the medical directors treating patients at our facilities. See "Government Regulation" below. We know of no limitations on physician ownership in our subsidiaries.

               Agreements with medical directors typically range from a term of five to 10 years, with renewal provisions, usually two renewal options each for five years. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also typically provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. These agreements, however, do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician's professional fees for services are billed directly to the patient or to government payment authorities by the treating physician and paid directly to the physician or the professional association.

               Our ability to establish and operate a dialysis facility in a particular area is substantially dependent on the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility, most likely resulting in closure. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors such as the local market, the physician's qualifications and the size of the facility.

               Quality Assurance

               Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in each facility. Quality assurance activities involve the ongoing examination of care provided, the identification of therapy deficiencies, the need for any necessary improvements in the quality of care, and evaluation of improved technology. Specifically, this program requires each center's staff, including its medical director and/or nurse administrator, to regularly review quality assurance data and initiate programs for improvement, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Our Vice President of Clinical Services, who is a certified nephrology nurse, oversees this program in addition to ensuring that we meet federal and state compliance requirements for our dialysis centers. See "Government Regulation" below.

               Patient Revenues

               A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by CMS. A majority of dialysis patients are covered under Medicare. The balance of the outpatient charges are paid by private payors including the patient's medical insurance, private funds or state Medicaid plans. The states in which we operate provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

               Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient's personal funds. If there is no secondary payor to cover the remaining 20%, Medicare may reimburse us for part of that balance as part of our annual cost report filings. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect dialysis services payments and, consequently, our revenues. See "Medicare Reimbursement" below.

               The inpatient dialysis services are paid for by each contracted hospital pursuant to contractual pre-determined fees for the different dialysis treatments.

               Medicare Reimbursement

               We are reimbursed primarily by Medicare under a prospective reimbursement system for chronic dialysis services, and by third party payors including Medicaid and commercial insurance companies. Each of our dialysis facilities is certified to participate in the Medicare program. Under the Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provide us with predictable and recurring per treatment revenues and allows us to retain any profit earned. An established composite rate set by CMS governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications. The Medicare composite rate is subject to regional differences.

               We receive reimbursement for outpatient dialysis services provided to Medicare-eligible patients at rates that are currently between approximately $121 and $136 per treatment, depending upon regional wage variations. The Medicare reimbursement rate is subject to change by legislation. The average ESRD reimbursement rate is approximately $131 per treatment for outpatient dialysis services. The Medicare ESRD composite reimbursement rate is subject to regional differences, particularly labor costs, among other criteria. Congress has requested studies of the ESRD composite rate structure as well as other related ancillary services to determine whether the composite rate is subject to an annual inflationary increase. To date this issue is still pending.

               Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate of which is currently $10 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 28% of our medical services revenue in 2003 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement based upon patients' hematocrit levels. Other ancillary services, mostly other drugs, account for approximately an additional 11% of our medical services revenue. We submit claims monthly and are usually paid by Medicare within 14 days of the submission.

               There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Congress has approved a 1.6% composite rate increase for 2005. This is the first increase in the Medicare ESRD composite rate since 2001. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our business, revenues and net earnings.

               Medicaid Reimbursement

               Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State regulations generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD provider in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

                       SOURCES OF MEDICAL SERVICES REVENUE

                                              Year Ended December 31,
                                              ----------------------
                                                2003          2002
                                                ----          ----
Medicare                                         54%           49%
Medicaid and Comparable Programs                  8%            9%
Hospital inpatient dialysis services              7%           10%
Commercial and private payors                    31%           32%

               Management Services

               Dialysis Corporation of America has a management services agreement with each of its wholly- and majority-owned subsidiaries, with its 40% owned affiliate DCA of Toledo, LLC, and with an unaffiliated Georgia dialysis center, providing each of them with administrative and management services, including, but not limited to, assisting in procuring capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing. These services are provided for a percentage of net revenues of each particular facility.

CORPORATE INTEGRITY PROGRAM

               Dialysis Corporation of America has developed a Corporate Integrity Program to assure we continue to achieve our goal of providing the highest level of care and service in a professional and ethical manner consistent with applicable federal and state laws and regulations. This program is intended to reinforce our management's, employees' and professional affiliates' awareness of their responsibilities to comply with applicable laws in the increased and complex regulatory environment relating to our operations. This program is expected to benefit the overall care and services for our dialysis patients and assure our operations are in compliance with the law, which, in turn, should assist us in operating in a cost-effective manner, and accordingly, benefit our shareholders.

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

               We have developed a Compliance Program to assure compliance with fraud and abuse laws, enhance communication of information, and provide a mechanism to quickly identify and correct any problems that may arise. This Compliance Program supplements and enhances our existing policies, including those applicable to claims submission, cost report preparation, internal audit and human resources.

               Code of Ethics

               As part of our Corporate Integrity Program, we have also developed a Code of Ethics and Business Conduct covering management and all employees to assure all persons affiliated with our company and our operations act in an ethical and lawful manner. The Code of Ethics and Business Conduct covers relationships among and between affiliated persons, patients, payors, and relates to information processing, compliance, workplace conduct, environmental practices, training, education and development, among other areas. In our commitment to delivering quality care to dialysis patients, we have mandated rigorous standards of ethics and integrity.

               Our Code of Ethics and Business Conduct is designed to provide:

               o ethical handling of actual or apparent conflicts of interest between personal and professional relationships

               o full, fair, accurate, timely, and understandable disclosure in reports and documents we file with the SEC and in our other public communications

               o compliance with applicable governmental laws, rules and regulations

               o prompt internal reporting of violations of the Code to an appropriate person identified in the Code

               o    accountability for adherence to the Code

               The portion of our Code of Ethics and Business Conduct as it applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, may be obtained without charge upon request to our Secretary and general counsel, Lawrence E. Jaffe, Esq., Jaffe & Falk, LLC, at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604.

               The Corporate Integrity Program is implemented, and reviewed and upgraded from time to time, to provide a highly professional work environment and lawful and efficient business operations to better serve our patients and our shareholders.

POTENTIAL LIABILITY AND INSURANCE

               Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although we have been involved in chronic and acute kidney dialysis services for approximately 27 years, we have never been subject to any suit relating to the providing of dialysis treatments. We initiated a breach of contract dispute that was recently settled. See Item 3, "Legal Proceedings." We currently have general and umbrella liability insurance, as well as professional and products liability. Our insurance policies provide coverage on an "occurrence" basis and are subject to annual renewal. A hypothetical successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.

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

               Our record of compliance with federal, state and local governmental laws and regulations remains excellent. Regulation of healthcare facilities, including dialysis centers, is extensive with legislation continually proposed relating to safety, reimbursement rates, licensing and other areas of operations. We are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS. Enforcement, both privately and by the government, has become more stringent, particularly in attempts to combat fraud and waste. Since our inception in 1976, we have maintained all of our licenses, including our Medicare and Medicaid and equivalent certifications. The loss of any licenses and certifications would have a material adverse effect on our operations, revenues and earnings.

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

               Certification and Reimbursement

               Our dialysis centers must meet certain requirements, including, among others, those relating to patient care, patient rights, medical records, the physical set-up of the center, and personnel, in order to be certified by CMS, to be covered under the Medicare program and to receive Medicare reimbursement. See above under "Operations - Medicare Reimbursement." All of our dialysis centers are certified under the Medicare program and applicable state Medicaid programs. We understand that the conditions for coverage for ESRD services are in the process of revision by CMS, but the revisions are not yet published. We are unable to predict when said revisions for Medicare coverage will be published or what such revisions will entail.

               Any changes in the Medicare programs for ESRD treatments could require us to restructure our operations. We are unable to predict at this time whether we could satisfactorily respond to such changes in a cost effective manner or at all, the result of which could negatively impact our operations. Any reduction in Medicare payments or coverage for dialysis services would have an adverse effect on our business and profitability.

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

               Sanctions for violations of the Anti-Kickback Statute include criminal penalties, such as imprisonment and fines of up to $25,000 per violation, and civil penalties of up to $50,000 per violation, as well as exclusion from Medicare, Medicaid, and other federal health care programs.

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

               As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of our company's medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician's professional qualifications. The medical director's fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center. Eight of our outpatient dialysis centers are owned jointly between us and physicians who, in most cases, hold a minority position through a professional association. Our Ohio affiliate is majority-owned by a physician. These physicians, except in one instance, also act as the medical directors for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians' patients are treated at our facilities. We believe that the value of the minority interest in a subsidiary acquired by the physician has been consistent with the fair market value of the cash consideration paid, assets transferred to, and/or services performed by that physician for the subsidiary, and there is no intent to induce referrals to any of our centers. See "Business - Physician Relationships" above. We have never been challenged under the fraud and abuse laws and believe our arrangements with our medical directors are in material compliance with applicable law. Several states in which we operate have laws prohibiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships we have with our medical directors who hold a percentage ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties.

               Management believes that the Anti-Kickback Statute and other fraud and abuse laws are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services we provide generally cannot, by their very nature, be over-utilized since dialysis treatment is not elective, and is only indicated when there is temporary or permanent kidney failure. Medical necessity is capable of being supported by objective documentation, drastically reducing the possibility of over-utilization. Additionally, there are safe harbors for certain arrangements. Nevertheless, while relationships created by medical director ownership of minority interests in our facilities satisfy many but not all of the criteria for the safe harbor, there can be no assurance that these relationships will not subject us to investigation or prosecution by enforcement agencies. In an effort to further our compliance with the law, we have adopted a corporate Compliance Program that addresses medical necessity and medical chart audits to confirm medical necessity of referrals.

               With respect to our inpatient dialysis services, we provide hospitals with dialysis services, including qualified nursing and technical personnel, supplies, equipment and technical services. In certain instances, the medical director of our dialysis center who has a minority interest in that facility may refer patients to hospitals with which we have an inpatient dialysis services arrangement. Although these arrangements may implicate the federal fraud and abuse laws, we believe our acute inpatient hospital services are in compliance with the law. See "Stark II" below.

               We endeavor in good faith to comply with all governmental regulations. However, there can be no assurance that we will not be required to change our practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process, enforcement procedures, or whether changes in the safe harbor rules will affect our position with respect to the Anti-Kickback Statute, but we will make every effort to remain in compliance.

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

               Phase I of the federal Stark II regulations and the legislative history of Stark II indicates that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare and Medicaid program and patient abuse. Since dialysis is a necessary medical treatment for those with temporary or permanent kidney failure it is not highly susceptible to that type of abuse. We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items we provide that are incidental to dialysis services within the Stark II prohibitions.

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

               Medical directors of our dialysis centers who hold a minority investment interest in the subsidiaries operating those centers may refer patients to hospitals with which we have an acute inpatient dialysis service arrangement. Although the regulations of Stark II may be interpreted to apply to these types of transactions, we believe that our contractual arrangements with hospitals for acute care inpatient dialysis services are in compliance with Stark II.

               If CMS or any other government entity otherwise interprets the Stark II regulations, we may be required to restructure certain existing compensation or investment agreements with our medical directors, or, in the alternative, to refuse to accept referrals for designated health services from certain physicians. Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, we could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect our operations and financial results. We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to our arrangements, it is possible that we could be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that the costs and expenses associated with such prospective compliance, if permissible, would not have a material adverse effect on the company.

               Health Insurance Reform Act

               Congress has taken action in recent legislative sessions to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to healthcare providers. Future legislation or regulations may be enacted that could significantly modify the ESRD program or substantially reduce the amount paid to us for our services, or impose further regulation or restrictions on healthcare providers. Further, statutes or regulations may be adopted which demand additional requirements in order for us to be eligible to participate in the federal and state payment programs. Any new legislation or regulations may adversely affect our business and operations, as well as our competitors.

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

               Under these programs, these governmental entities undertake a variety of monitoring activities previously left to providers to conduct, including medical utilization and fraud review, cost report audits and secondary payor determinations. The Incentive Program for Fraud and Abuse Information rewards Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created Health Care Fraud Crimes and extended their applicability to private health plans.

               As part of the administrative simplification provisions of HIPAA, final regulations governing electronic transactions relating to healthcare information were published by HHS. These regulations require a party transmitting or receiving healthcare transactions electronically to send and receive data in single format. This regulation applies to our submissions and processing of healthcare claims and also applies to many of our payors. October 16, 2003 was the deadline for covered entities to comply with HIPAA's electronic transaction requirements. We believe that we are in compliance with the transactions standards rule.

               HIPAA also includes provisions relating to the privacy of healthcare information. HHS' privacy rules cover all individually identifiable healthcare information known as "protected health information" and apply to healthcare providers, health plans, and healthcare clearing houses, known as "covered entities." The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient acknowledgement of receipt of a notice of privacy practices; (ii) obtain patient authorization before certain uses and disclosures of protected health information; (iii) respond to patient requests for access to their healthcare information; and (iv) develop policies and procedures with respect to uses and disclosures of protected health information. Covered entities were required to be in compliance no later than April 14, 2003. During 2003, we expended significant resources to develop and implement policies and procedures to address privacy issues, and we believe we are in compliance with the HIPAA privacy rules.

               The final HIPAA security regulations were published on February 20, 2003. Although the security standards had an effective date of April 21, 2003, most covered entities will have until April 21, 2005 to comply with the standards. We are currently undergoing a review of our policies and procedures to determine whether revisions are necessary and expect to be in compliance with the HIPAA security standards on or before the compliance date.

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

               Any loss by us of our various federal certifications, our approval as a certified provider under the Medicare or Medicaid programs or our licenses under the laws of any state or other governmental authority from which a substantial portion of our revenues are derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services, would have a material adverse effect on our business.

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

               Dialysis Corporation of America has developed a Compliance Program as part of its Corporate Integrity Program, designed to assure compliance with fraud and abuse laws and regulations. See above under the caption "Corporate Integrity Program." The establishment and implementation of our Compliance Program, coupled with our existing policies and internal controls, could have the effect of mitigating any civil or criminal penalties for potential violations, of which we have had none since our inception in 1976. We will continue to use our best efforts to fully comply with federal and state laws, regulations and requirements as applicable to our operations and business.

               Recent Regulatory Developments

               We monitor regulatory developments that may potentially impact the dialysis industry and our operations. During 2003, regulatory items of interest included the following:

               The OIG issued a report, "Home Dialysis Payment Vulnerabilities," which addressed billing for continuous cycling peritoneal dialysis, or CCPD, for home patients under Method II. Some of the OIG's recommendations were to limit payment for Method II CCPD kits to the composite rate payable under Method I, to ensure that claims are not paid unless a method selection form has been recorded, and to collect incorrect payments made to providers.

               CMS issued a letter describing its plan to undertake a review of its current policy on EPO utilization in ESRD. In the letter, CMS solicited scientific evidence regarding EPO dosing and hemotocrit/hemoglobin levels to assist CMS to develop a policy to ensure appropriate administration of EPO to ESRD patients. A draft policy is expected on May 1, 2004, and CMS is scheduled to issue a final policy or memorandum on this matter on July 2, 2004.

               The OIG Office of Audit Services published a report, "End Stage Renal Disease Pricing Errors at Independent Facilities." This report discussed the findings of an audit of Medicare overpayments made by AdminaStar Federal to independent ESRD providers. The overpayments involved reimbursement of supplies used to administer injectable drugs that are billed outside of the Medicare composite rate. The OIG recommendations included recovery of identified overpayments.

               CMS finalized a rule eliminating the cap on ESRD bad debt reimbursement, which had limited payment of allowable bad debt to the facility's unrecovered costs.

               The Government Accounting Office, or GAO, released a report, "Dialysis Facilities: Problems Remain in Ensuring Compliance with Medicare Quality Standards," concluding that a substantial number of dialysis facilities do not achieve minimum patient outcomes specified in clinical practice guidelines, with significant proportions of patients receiving inadequate dialysis or treatment for anemia. GAO suggested that Congress consider authorizing CMS to impose sanctions on facilities cited with serious deficiencies in consecutive surveys and also recommended creating incentives for facilities to maintain compliance with quality standards.

               The OIG's 2004 Work Plan indicates that it will focus on Method II dialysis in nursing homes. The OIG noted that a physician must certify that a Method II patient is capable of home dialysis and questioned who performs dialysis in the nursing home setting and whether these patients receive adequate clinical support.

               The Medicare Payment Advisory Commission, or MedPAC, released a report entitled "Modernizing the Outpatient Dialysis Payment System, which outlined steps to better achieve the Medicare objectives of controlling costs and promoting access to quality services." Another MedPAC report, "Variation and Innovation in Medicare," assessed the relationship between quality and dialysis providers' costs. In each report, MedPAC recommended refinement of the dialysis payment system by bundling certain currently excluded services, such as laboratory tests, supplies, and blood products, into the composite rate and accounting for factors that affect provider costs, such as dialysis method, doses, and patient case mix.

               CMS announced a four-year ESRD disease management demonstration designed to test the effectiveness of disease management models to increase quality of care for ESRD patients while ensuring that this care is provided more effectively and efficiently.

               Several Medicare studies concerning dialysis that were expected to be released in 2003 are pending, including a Composite Rate Bundling Study and updated Conditions of Coverage.

COMPETITION

               The dialysis industry is highly competitive. There are numerous providers who have dialysis centers in the same areas as our centers. Many are owned by larger corporations, which operate dialysis centers regionally, nationally and internationally. Our operations are small in comparison with those corporations. Some of our major competitors are public companies, including Fresenius Medical Care, Inc., A.G., Gambro Healthcare, Inc., Renal Care Group, Inc. and DaVita, Inc. These companies have substantially greater financial resources, many more centers, patients and services than we do, and by virtue of such may have an advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Moreover, competition for acquisitions has increased the cost of acquiring existing dialysis centers. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with a greater competitive edge. We also face competition from hospitals and physicians that operate their own dialysis facilities.

               Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis center for it to participate in the Medicare ESRD program, and are responsible for the supervision of the medical operations of the center. Our medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.

               Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor in the growth of this modality, renal transplantations could become a more significant competitive aspect to the dialysis treatments we provide. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have lost their transplant function and returned to dialysis treatments.

EMPLOYEES

               As of January, 2004, our company had 235 full time employees, including nurse administrators, licensed practical nurses, registered nurses, technical service manager, technical specialists, patient care technicians, clerical employees, and social workers and dietitians. We retain 15 part-time employees consisting of registered nurses, patient care technicians and clerical employees. We also utilize 43 "per diem" personnel to supplement staffing.

               We retain 14 independent contractors who include social workers and dietitians at our Pennsylvania, New Jersey and certain Georgia facilities. These are in addition to the medical directors, who supervise patient treatment at each facility.

               We believe our relationship with our employees is excellent and we have not suffered any strikes or work stoppages. None of our employees is represented by any labor union. We are an equal opportunity employer.

RISK FACTORS

               We have listed below certain of the risk factors relating to Dialysis Corporation of America and our securities. There may be other risks and uncertainties that we may face and of which we are currently unaware which could also adversely affect our business, operations and financial condition. If any of such risks or uncertainties arise, or the risks listed below occur, our operations, earnings and financial condition could be materially harmed, which, in turn, would most likely adversely affect the trading price of our common stock. Any such event could negatively impact a shareholder's investment in the company.

UNTIL FISCAL 2001, WE HAD EXPERIENCED OPERATIONAL LOSSES

               Since 1989, when we sold four of our five dialysis centers, we had experienced operational losses. Not until fiscal 2001 did we reflect net income. We initiated an expansion program in 1995, opening two new dialysis centers that year, and to date operate and/or manage 19 centers in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and South Carolina, and we have one center under construction. Some of our dialysis centers have generated losses since their commencement of operations and, although typical to newly established facilities, some continue to generate losses after 12 months of operations. This is due to operational costs and time needed to reach full capacity of dialysis treatments. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DIALYSIS OPERATIONS ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

               Our dialysis operations are subject to extensive federal and state government regulations, which include:

               o    licensing requirements for each dialysis center

               o    patient referral prohibitions

               o false claims prohibitions for health care reimbursement and other fraud and abuse regulations

               o    record keeping requirements

               o    health, safety and environmental compliance

               o expanded protection of the privacy and security of personal medical data

               o establishing standards for the exchange of electronic health information; electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals

               Many of these laws and regulations are complex and open to further judicial and legislative interpretations. If we are forced to change our method of operations because of these regulations, our earnings, financial condition and business could be adversely affected. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, revocation of our licenses, closure of one or more of our centers, and our exclusion from participating in Medicare and Medicaid programs. Any loss of federal or state certifications or licenses would materially adversely impact our business.

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

OUR OPERATIONS ARE SUBJECT TO MEDICARE AND MEDICAID AUDITS WITH CONCURRENT POTENTIAL CIVIL AND CRIMINAL PENALTIES FOR FAILURE TO COMPLY

               We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies if they assert that we have overcharged the programs or failed to comply with program requirements, none of which we have done. Rights and remedies available under these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions.

               In the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and take appropriate corrective action. In most cases, we and the reviewing agency will agree upon the measures that will bring the center or services into compliance. In some cases or upon repeat violations, none of which we have experienced, the reviewing agency may take various adverse actions against a provider, including but not limited to:

               o    the imposition of fines;

               o    suspension of payments for new admissions to the center; and

               o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

               Any such regulatory actions could adversely affect a center's ability to continue to operate, to provide certain services, and/or its eligibility to participate in Medicare or Medicaid programs or to receive payments from other payors. Moreover, regulatory actions against one center may subject our other centers, which may be deemed under our common control or ownership, to similar adverse remedies.

THERE HAS BEEN INCREASED GOVERNMENTAL FOCUS AND ENFORCEMENT WITH RESPECT TO ANTI-FRAUD INITIATIVES AS THEY RELATE TO HEALTHCARE PROVIDERS

               State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Legislation has expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Anti-fraud actions, however, could have an adverse effect on our financial position and results of operations.

OUR REVENUES AND FINANCIAL STABILITY ARE DEPENDENT ON FIXED REIMBURSEMENT RATES UNDER MEDICARE AND MEDICAID

               During 2003, approximately 54% of our patient revenues was derived from Medicare reimbursement and 8% of our patient revenues was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect our revenues and profitability. Furthermore, operating costs tend to increase over the years without comparable increases in the prescribed dialysis treatment rates.

DECREASES IN REIMBURSEMENT PAYMENTS FROM THIRD-PARTY, NON-GOVERNMENT PAYORS COULD ADVERSELY AFFECT OUR EARNINGS

               Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect our business. Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue. We estimate approximately 38% of our patient revenues for 2003 was obtained from sources other than Medicare or Medicaid and equivalent programs. We generally charge non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and equivalent rates. Any limitation on our ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed corporate rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than we charge, could adversely affect our business, results of operations, and financial condition.

ANY DECREASE IN THE AVAILABILITY OF OR THE REIMBURSEMENT RATE OF EPO WOULD REDUCE OUR REVENUES AND EARNINGS

               EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. On January 1, 2003, Amgen increased the price of EPO, and there is no assurance there will not be further price increases. There currently is no alternative drug available to us for the treatment of anemia in our dialysis patients. The available supply of EPO could be delayed or reduced, whether by Amgen itself, through unforeseen circumstances, or as a result of excessive demand. This would adversely impact our revenues and profitability, since approximately 28% of our medical revenues in 2003 were based upon the administration of EPO to our dialysis patients. Most of our EPO reimbursement is from government programs. We are unsure whether there will be an EPO reimbursement rate reduction, but if such occurs, it would adversely affect our revenues and earnings.

NEW AMGEN DRUG COULD AFFECT USE OF EPO, ADVERSELY IMPACTING OUR PROFITABILITY.

               Amgen is the sole manufacturer of EPO, which is administered in conjunction with dialysis treatments to address a patient's anemia. Amgen has developed and obtained FDA approval for its new drug Aranesp(R), which is also to be used to treat anemia, and which is indicated to be effective for two to three weeks. Should Amgen market Aranesp(R) to treat anemia in dialysis patients, it could reduce the use of EPO by dialysis providers. Based on its longer lasting capabilities, potential profit margins on Aranesp(R) could be significantly lower than on EPO, and furthermore, Aranesp(R) could be administered by a dialysis patient's physician, further eliminating potential revenues from the treatment of anemia in our dialysis patients. The introduction of Aranesp(R) as an anemia treatment for dialysis patients, therefore, could adversely impact our revenues and profitability.

OUR ABILITY TO GROW IS SUBJECT TO OUR RESOURCES AND AVAILABLE LOCATIONS

               Other than two center acquisitions in 2002 and 2003, expansion of our operations has been through construction of dialysis centers, primarily due to the substantial costs involved in an acquisition. We seek areas with qualified and cost-effective nursing and technical personnel and a sufficient population to sustain a dialysis center. These opportunities are limited and we compete with much larger dialysis companies for appropriate locations. The time period from the beginning of construction through commencement of operations of a dialysis center generally takes four to six months and sometimes longer. Once the center is operable, it generates revenues, but usually does not operate at full capacity, and may incur losses for approximately 12 months or longer. Our growth strategy based on construction also involves the risks of our ability to identify suitable locations to develop additional centers. Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

               Our inability to acquire or develop dialysis centers in a cost-effective manner would adversely affect our ability to expand our business and as a result, our profitability.

               Growth places significant demands on our financial and management skills. Inability on our behalf to meet the challenges of expansion and to manage any such growth would have an adverse effect on our management, results of operations and financial condition.


OUR ATTEMPT TO EXPAND THROUGH DEVELOPMENT OR ACQUISITION OF DIALYSIS CENTERS WHICH ARE NOT CURRENTLY IDENTIFIED ENTAILS RISKS WHICH SHAREHOLDERS AND INVESTORS WILL NOT HAVE A BASIS TO EVALUATE

               We expand generally by seeking an appropriate location for development of a dialysis center and by taking into consideration the potential geographic patient base and the availability of a physician nephrologist to be our medical director as well as and a skilled work force. Construction and equipment costs for a new dialysis center with 15 stations typically range from $600,000 to $750,000. The cost of acquiring a center is usually much greater. We cannot assure you that we will be successful in developing or acquiring dialysis facilities, or otherwise successfully expanding our operations. We are negotiating with nephrologists and others to establish new dialysis centers, but we cannot assure you that these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities.

WE DEPEND ON PHYSICIAN REFERRALS, AND THE LIMITATION OR CESSATION OF SUCH REFERRALS WOULD ADVERSELY IMPACT OUR REVENUES AND EARNINGS

               Our existing dialysis facilities and those facilities we seek to develop are and will be dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. The medical directors are typically a source of patients treated at the particular facility served. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other conveniently located dialysis facility. We may not be able to renew or otherwise negotiate compensation under the medical director agreements with our medical director physicians which could terminate the relationship, and without a suitable medical director replacement could result in closure of the facility. Accordingly, the loss of these key physicians at a particular facility could have a material adverse effect on the operations of the facility and could adversely affect our revenues and earnings.

               Some of our medical directors or the medical groups with whom they are associated own minority interests in certain of our subsidiaries operating dialysis centers. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests. We are unable to predict how this would affect our relationship with these key physicians, their medical groups or their patients, who may seek dialysis treatment elsewhere. The resulting loss of these patients would have an adverse effect on our business and financial condition.

INDUSTRY CHANGES COULD ADVERSELY AFFECT OUR BUSINESS

               Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. Our business is designed to function within the current healthcare financing and reimbursement system. In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things. In addition, proposals to reform the healthcare system have been considered by Congress, and still remain a priority issue. Any new legislative initiatives, if enacted, may (i) further increase government regulation of or other involvement in healthcare, (ii) lower reimbursement rates, and (iii) otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of those events or what impact they may have on our earnings, financial condition or business.

OUR BUSINESS IS SUBJECT TO SUBSTANTIAL COMPETITION, AND WE MUST COMPETE EFFECTIVELY, OTHERWISE OUR GROWTH COULD SLOW

               We are operating in a highly competitive environment in terms of operation, development and acquisition of existing dialysis centers. Our competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating, resulting in several very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Most of our competitors have significantly greater financial resources, more dialysis facilities and a larger patient base. In addition, technological advances by our competitors may provide more effective dialysis treatments than the services provided by our centers.

               We also compete with physicians who open their own dialysis facilities. Competition for existing centers has increased the costs of acquiring such facilities. Competition is also intense for qualified nursing and technical staff as well as for nephrologists with an adequate patient base. Management can provide no assurance that we will compete effectively. Our failure to do so could impair our continued growth.

MEDICORE, INC., OUR PARENT, WHICH OWNS APPROXIMATELY 59% OF OUR VOTING SECURITIES, HAS SOME COMMON OFFICERS AND DIRECTORS, WHICH PRESENTS THE POTENTIAL FOR CONFLICTS OF INTEREST

               Medicore owns approximately 59% of our common stock, and is able to elect all of our directors and otherwise control our management and operations. Such control is also complemented by the fact that Thomas K. Langbein is Chairman of the Board of both us and Medicore, where he is also the President and Chief Executive Officer; and Daniel R. Ouzts is Vice President and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to our management. Lawrence E. Jaffe, Esq., a member of Jaffe & Falk, LLC, our general counsel, is our corporate Secretary, as well as corporate Secretary and a director of Medicore. The costs of executive salaries and other shared corporate overhead for these companies are allocated on the basis of time spent. The amount of expenses charged to us by Medicore for 2003 amounted to approximately $200,000.

               Additionally, there have been past and there are current transactions between our company and Medicore and their directors, including loans and insurance coverage. We advanced funds to Medicore for working capital requirements until Medicore sold Techdyne, Inc., another of its public subsidiaries, in June, 2001. We also loaned Medicore $2,200,000 for its financing and investment in Linux Global Partners, Inc. ("LGP"), a private company involved, through its subsidiary, Xandros, Inc., in the development of a Linux desktop product. LGP also invests in Linux software companies. Each of LGP and Xandros is in the developmental stage, and are in need of financing. Medicore repaid our loan in May and June, 2001, including approximately $294,000 of accrued interest.

               In March, 2004, Medicore agreed to provide us with up to $1,500,000 in dialysis equipment financing under a demand promissory note with individual advances with interest at prime plus 1.25%.

               Since Medicore holds a majority interest in us, there exists the potential for conflicts between Medicore and us, and the responsibilities of our management to our shareholders could conflict with the responsibilities owed by management of Medicore to its shareholders.

THE LOSS OF CERTAIN EXECUTIVE PERSONNEL WITHOUT RETAINING QUALIFIED REPLACEMENTS COULD ADVERSELY AFFECT OUR BUSINESS OPERATIONS, AND AS A RESULT, OUR REVENUES AND EARNINGS COULD DECLINE

               We are dependent upon the services of our executive officers, Thomas K. Langbein, Chairman of the Board, who also holds that position with our parent, Medicore, of which company he is also President and Chief Executive Officer, and Stephen W. Everett, our Chief Executive Officer, President and a director. Mr. Langbein has been involved with Medicore since 1971, when his investment banking firm,

Todd & Company, Inc., took it public, and with us since we became a public company in 1977 (originally a wholly-owned subsidiary of Medicore organized in 1976). Mr. Everett joined us in November, 1998 as Vice President, became Executive Vice President in June, 1999, President on March 1, 2000, and Chief Executive Officer in May, 2003. Mr. Everett has been involved in the healthcare industry for 24 years. Mr. Langbein has an employment agreement with our parent through February 28, 2009, which provides for non-competition within 20 miles of Medicore's primary operations, with an option for Medicore to pay $4,000 per month for 12 months for additional non-competition provisions. Mr. Everett has an employment agreement with us through December 31, 2005 with a one-year non-competition provision within the United States. It would be very difficult to replace the services of these individuals, whose services, both individually and combined, if lost, would adversely affect our operations and earnings, and most likely as a result, the trading price of our common stock. There is no key-man life insurance on any of our officers.

POSSIBLE DELISTING AND RISKS OF LOW PRICED STOCKS

               Our common stock trades on the Nasdaq SmallCap Market. There are certain criteria for continued listing on the Nasdaq SmallCap Market, known as maintenance requirements. Failure to satisfy any one of these maintenance listing requirements could result in our securities being delisted from the Nasdaq SmallCap Market. These criteria include two active market makers, maintenance of $2,500,000 of stockholders' equity (or market capitalization of $35,000,000 or net income of $500,000 for our most recently completed fiscal year or in two of the last three most recently completed fiscal years), a minimum bid price for our common stock of $1.00, and at least 500,000 publicly held shares with a market value of at least $1,000,000, among other criteria. For SmallCap companies, as is our company, there are different types of deficiencies that may occur, with different cure periods:

               o failure to meet the continued inclusion requirement for two active market makers for 10 consecutive business days; cure period, 30 calendar days from Nasdaq notification; compliance required for a minimum of 10 consecutive business days

               o failure to meet the continued inclusion requirement for $1,000,000 of market value of publicly held common stock for 30 consecutive business days; cure period, 90 calendar days from Nasdaq notification; compliance required for a minimum of 10 consecutive business days

               o failure to meet the continued inclusion requirement for $1.00 minimum bid price for 30 consecutive business days; cure period of 180 calendar days from Nasdaq notification; issuer is afforded an additional 180 day compliance period, provided on the 180th day from Nasdaq notification of the issuers demonstrate compliance with the core initial listing standards of the SmallCap Market, which is either net income of $750,000 (determined from the most recently completed fiscal year or two of the most recently completed fiscal years), stockholders' equity of $5,000,000, or market capitalization of $50,000,000

               If a company is unable to demonstrate compliance, assuming any of the above deficiencies, the security is subject to delisting. The security might be able to trade on the OTC Bulletin Board, a less transparent trading market which may not provide the same visibility for that company or liquidity for its securities, as does the Nasdaq SmallCap Market. As a consequence, an investor may find it more difficult to dispose of or obtain prompt quotations as to the price of that company's securities, and may be exposed to a risk of decline in the market price of the common stock.

               In November, 2000 and again in April, 2001, we received notification from the Nasdaq Listing Qualifications Department of the Nasdaq Stock Market that our common stock failed to maintain a closing bid price greater than or equal to $1.00 per share for 30 consecutive days, as required by Marketplace Rule 4310(c)(4). In each instance, we maintained our Nasdaq SmallCap Market listing. In December, 2000, we received notice from Nasdaq's Listing Qualifications Department that our common stock failed to maintain a market value of public float greater than $1,000,000 as required under Marketplace Rule 4310(c)(7), which was ultimately complied with. These situations relating to the trading market qualifications are beyond our control. We cannot assure you we will not be deficient in one or more listing maintenance criteria, whether within or beyond our control that, without a timely cure and continued compliance, could cause our common stock to be delisted from the Nasdaq SmallCap Market.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT SHAREHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE

               Our parent company owns 4,821,244 shares or approximately 59% of our outstanding common stock. Our officers and directors and officers and directors of our parent own approximately 981,000 shares of our common stock and approximately 628,000 options exercisable into an additional 628,000 shares of common stock. Most of the shares held by these officers and directors are not freely tradable and are restricted from public sale. However, a registration statement covering the sale of shares held by these officers, directors and Medicore, may be effected, since these are controlling persons of the company, and all their shares, including those issuable upon exercise of their options, would then be eligible for resale in the public market without restriction. Also, the officers' and directors' common stock now owned, as well as the shares obtainable upon exercise of their options, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. These conditions include holding the shares for one year from acquisition, volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale, the filing of a Form 144, our continuing to timely file our reports under the Exchange Act, and the shares are sold directly to a market maker or otherwise sold through a typical broker's transaction, with normal commissions and no prearranged solicitations of the purchase order. Our publicly tradable common stock, known as the float, is approximately 2,212,000 shares. Approximately 981,000 shares of our common stock are directly owned by our officers and directors and the officers and directors of our parent, representing approximately 44% of the float, and including the options for approximately 628,000 additional shares, approximately 73% of the float. Accordingly, the sale by such officers and directors, whether through a registration statement or under Rule 144, may have an adverse affect on the market price of our common stock, and may inhibit our ability to manage subsequent equity or debt financing. If these shareholders sell substantial amounts of our common stock, including shares issued upon the exercise of their options, into the public market, the market price of our common stock could fall.

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

               The Lemoyne property consists of approximately 15,000 square feet and houses one of our dialysis centers which accounts for approximately 5,400 square feet, under a five year lease with us through December 22, 2008, with one additional renewal period of five years. The center is approved for 17 dialysis stations with space available for expansion. We use approximately 4,000 square feet of the Lemoyne property for administrative offices.

               We paid off the remaining balance on first mortgages on our Easton, Maryland and Lemoyne, Pennsylvania properties in December 2002. The Easton, Maryland property has a mortgage to secure a $700,000 development loan to our Vineland, New Jersey subsidiary at an annual interest rate of 1% over the prime rate, maturing in December 2007, which loan we guaranty. This loan had a remaining principal balance of approximately $636,000 at December 31, 2003. See
Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations" and Note 2 to "Notes to Consolidated Financial Statements."

               We acquired property in Valdosta, Georgia in 2000, which property is subject to a five year $788,000 mortgage obtained in April, 2001 with interest at the prime rate plus 1/2% with a minimum rate of 6%, maturing in April, 2006. This mortgage had a remaining principal balance of approximately $715,000 at December 31, 2003. We constructed a dialysis center at this property comprising approximately 6,000 square feet which we have leased to one of our subsidiaries for $90,600 per year under a 10-year lease, with two additional renewal periods of five years each.

               For our Cincinnati, Ohio facility, we purchased the property, and completed the construction of an approximately 5,000 square foot dialysis facility at a cost of approximately $740,000. In February, 2003, we sold the property to a corporation owned by the medical director of that facility, which, in turn, leased the facility to our Cincinnati subsidiary for an initial term of 10 years from the commencement date of February 6, 2003, with two additional five-year renewal periods. Annual rental fees remain the same for the first four years of the lease, and thereafter increase annually based upon a percentage increase in the CPI for the Cincinnati, Ohio area. $75,000 of tenant improvements were funded by a loan by us to our majority owned Cincinnati subsidiary operating this center for which the subsidiary issued to us a five-year promissory note. The loan must be paid prior to that subsidiary paying any other of its indebtedness, and earlier if at such time the subsidiary has cash flow or other proceeds available for distribution to its members under its operating agreement, subject to tax payment distributions which have a priority. Should our subsidiary sell additional limited liability interests, the proceeds will first be used to repay the loan.

               In addition to our Lemoyne, Pennsylvania, Valdosta, Georgia and Cincinnati, Ohio facilities, we presently have 15 other dialysis centers, including the facility in Toledo, Ohio in which we have a 40% interest, that lease their respective facilities from unaffiliated parties, most under five to ten year initial terms, usually with two additional renewal periods of five years each, for space ranging from approximately 3,000 to 7,000 square feet. We sublet a minimal amount of space at two of our dialysis centers to the physicians who are our medical directors at those centers for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the "Anti-Kickback Statute." See
Item 1, "Business - Government Regulation - Fraud and Abuse."

               We lease approximately 2,300 square feet in Hanover, Maryland for executive offices pursuant to a five year lease with one five year renewal option. We are in the process of negotiating a lease for approximately twice the space in Linthicum, Maryland, where we anticipate moving our executive offices in the summer of 2004.

               We are constructing a new center in Maryland and are actively pursuing the additional development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

               We construct most of our dialysis centers, which have state-of-the-art equipment and facilities. Dialysis stations at our centers are equipped with modern dialysis machines, most of which had been financed under a November, 1996 master lease/purchase agreement. We now acquire our equipment, currently from advances by our parent under a demand promissory note for up to $1,500,000 with annual interest on advances at 1.25% over the prime rate. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 13, "Certain Relationships and Related Transactions," and Notes 2 and 15 to "Notes to Consolidated Financial Statements."

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

ITEM 3.  LEGAL PROCEEDINGS

               In July, 2002, the company initiated an action against Lawrence Weber Medical, Inc. d/b/a Omnicare Renal Services in the United States District Court for the Middle District of Pennsylvania asserting a breach by Omnicare of a Consulting Services Agreement. The company was seeking damages and costs of the legal action. Omnicare filed an answer and counterclaims against the company and its subsidiary alleging breaches of the Consulting Services Agreement and related agreements between the parties seeking damages. On February 19, 2004, the case was settled, the specific terms of which are confidential. On that date, the court ordered the dismissal of the action by each party, with a right to reinstate for good cause, and the parties to consummate the settlement within 60 days.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2003 to a vote of security holders through the solicitation of proxies or otherwise.

               Medicore owns approximately 59% of our equity. We provide our shareholders with an Information Statement and an Annual Report. The Information Statement provides similar information to shareholders as does a proxy statement, but based upon the controlling interest our parent holds in us, we are not required to and do not solicit proxies. Shareholders of record on April 16, 2004 are entitled to vote at the annual meeting scheduled for June 3, 2004 will receive an Information Statement which provides, among other information as to the annual meeting, certain information relating to "Directors and

Executive Officers," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" "Certain Relationships and Related Transactions," and "Principal Accountant Fees and Services," which information is incorporated by reference into this Annual Report on Form 10-K. See Part III of this Annual Report, Items 10 through 14.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE

               Our common stock trades on the Nasdaq SmallCap Market under the symbol "DCAI." The following table indicates the high and low bid prices for our common stock for each of the four quarters for the years ended December 31, 2002 and 2003 as reported by Nasdaq.

                                         BID PRICE
                                    ------------------
               2002                  HIGH         LOW
               ----                 -----        -----
               1st Quarter          $1.90        $1.40
               2nd Quarter           3.68         1.18
               3rd Quarter           2.25         1.00
               4th Quarter           2.19         1.46

                                         BID PRICE
                                    ------------------
               2003                  HIGH         LOW
               ----                 -----        -----
               1st Quarter          $2.09        $1.70
               2nd Quarter           2.21         1.70
               3rd Quarter           2.66         1.63
               4th Quarter           4.26         2.37

               At March 15, 2004, the high and low sales prices of our common stock were $4.78 and $4.52, respectively.

               Bid prices represent prices between brokers, and do not include retail mark-ups, mark-downs or any commission, and may not necessarily represent prices in actual transactions.

STOCKHOLDERS

               At March 15, 2004, we had 121 shareholders of record as reported by our transfer agent. We have been advised by ADP, which organization holds securities for banks, brokers and depositories, that there are currently approximately 1,272 beneficial owners of our common stock.

DIVIDEND POLICY

               Dialysis Corporation of America has never paid a dividend and does not anticipate that it will pay dividends in the foreseeable future. The board of directors intends to retain earnings for use in the business. Future dividend policy will be at the discretion of the board of directors, and will depend on our earnings, capital requirements, financial condition and other similar relevant factors. Any determination to pay a dividend is also subject to one of the covenants in the mortgage on our Valdosta, Georgia property (see Item 2, "Properties") which restricts the payment of dividends above 25% of our net worth. Also, until 2001, we had experienced operational losses and were not able to pay dividends. See Item I, "Business - Risk Factors," Item 6, "Selected Financial Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EQUITY COMPENSATION PLAN

               The following table provides certain information with respect to the one equity compensation plan approved by shareholders in effect at December 31, 2003. There are no equity compensation plans outstanding that were not approved by shareholders.

                                                                                               Number of securities
                                                                                              remaining available for
                                    Number of securities to be       Weighted-average      future issuance under equity
                                      issued upon exercise of        exercise price of          compensation plans
                                   outstanding options, warrants   outstanding options,   (excluding securities reflected
                                            and rights              warrants and rights           in column (a))
                                   -----------------------------   --------------------   -------------------------------
Plan Category                                  (a)                         (b)                           (c)
-------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders: (1)          1,191,716(1)                    $.716                      954,000

------------
(1) The options are five years in duration (except 10,000 options for three years), 994,716 vested and 197,000 non-vested, expire at various dates between April 20, 2004 and August 18, 2006, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions.


SALE OF SECURITIES NOT REGISTERED UNDER THE SECURITIES ACT

               There were no sales of our securities, registered or unregistered, under the Securities Act of 1933, as amended (the "Securities Act"), except under option exercises which were exempt from the registration requirements of Section 5 of the Securities Act under the private placement exemption of Section 4(2) and/or Regulation D of the Securities Act, based on the limited number of optionees who are officers, directors and/or key employees. See Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," and Note 6 to "Notes to Consolidated Financial Statements."

STOCK REPURCHASES

               In September, 2000, the board of directors authorized the company to buy back up to 600,000 shares of its common stock within the range of the then prevailing market price of $.44 per share. In the fourth quarter of 2003, the company made no repurchases of its common stock. See Note 9 to "Notes to Consolidated Financial Statements."

ITEM 6.  SELECTED FINANCIAL DATA

               The following selected financial data for the five years ended December 31, 2003 is derived from the audited consolidated financial statements of the company and its subsidiaries. The consolidated financial statements and related notes for the three years ended December 31, 2003, together with the related Reports of Independent Certified Public Accountants, are included elsewhere in this Annual Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                 (in thousands except per share amounts)
                                                           Years Ended December 31,
                                         ------------------------------------------------------
                                           2003       2002       2001        2000        1999
                                         --------   --------   --------    --------    --------
Revenues .............................   $ 30,278   $ 25,607   $ 19,441    $  9,247    $  5,866
Net income (loss) ....................      1,150      1,242        784        (356)       (668)
Earnings (loss) per share(1)
  Basic ..............................        .15        .16        .10        (.05)       (.09)
  Diluted ............................        .13        .14        .10        (.05)       (.09)

                                                     CONSOLIDATED BALANCE SHEET DATA
                                                             (in thousands)
                                                               December 31,
                                         ------------------------------------------------------
                                           2003       2002       2001        2000        1999
                                         --------   --------   --------    --------    --------
Working capital ......................   $  3,773   $  4,593   $  3,883    $  3,869    $  4,152
Total assets .........................     19,604     17,154     15,683      11,177       9,036
Intercompany payable (receivable) from
  Medicore (non-current portion) .....        234         --       (201)       (414)       (105)
Long term debt, net of current portion      2,097      2,727      2,935       1,755         870
Stockholders' equity .................     10,970      9,727      8,485       7,799       7,260

----------
(1) All share and per share data retroactively adjusted for two-for-one stock split effected January 28, 2004.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our consolidated financial statements, including the notes, included elsewhere in this Annual Report on Form 10-K. Please also review the Cautionary Notice Regarding Forward-Looking Information on page one of this Annual Report.

OVERVIEW

               Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 19 outpatient dialysis centers, including a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also know as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of seven hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis through method II services, the latter relating to providing patients with supplies and equipment.

               The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

                                            YEAR ENDED DECEMBER 31,
                                    ------------------------------------
                                      2003          2002          2001
                                    -------       -------       -------
     In center                      103,025        86,475        63,803
     Home peritoneal                  7,193         4,504         2,824
     Acute                            8,010         9,116         9,412
                                    -------       -------       -------
                                    118,228(1)    100,095(1)     76,039(1)
                                    =======       =======       =======

---------

(1) Treatments by the two managed centers included: in-center treatments of 11,081, 6,563 and 3,156, respectively, for 2003, 2002 and 2001; no home peritoneal treatments; and acute treatments of 156, 87 and 157, respectively, for 2003, 2002 and 2001.

               We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients. EPO is currently available from only one manufacturer, and no alternative drug has been available to us for the treatment of anemia in our dialysis patients. If our available supply of EPO were reduced either by the manufacturer or due to excessive demand, our revenues and net income would be adversely affected. The manufacturer of EPO increased its price in early 2003, and could implement further price increases which would adversely affect our net income. This manufacturer has developed another anemia drug that could possibly substantially reduce our revenues and profit from the treatment of anemia in our patients.

               ESRD patients must either obtain a kidney transplant or obtain regular dialysis treatments for the rest of their lives. Due to a lack of suitable donors and the possibility of transplanted organ rejection, the most prevalent form of treatment for ESRD patients is hemodialysis through a kidney dialysis machine. Hemodialysis patients usually receive three treatments each week with each treatment lasting between three and five hours on an outpatient basis. Although not as common as hemodialysis in an outpatient facility, home peritoneal dialysis is an available treatment option, representing the third most common type of ESRD treatment after outpatient hemodialysis and kidney transplantation.

               Approximately 62% of our medical service revenues are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

               The following table shows the breakdown of our revenues by type of payor for the periods presented:

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                     2003    2002    2001
                                                     ----    ----    ----
     Medicare                                         54%     49%     48%
     Medicaid and comparable programs                  8%      9%     11%
     Hospital inpatient dialysis services              7%     10%     15%
     Commercial insurers and other private payors     31%     32%     26%
                                                     ----    ----    ----
                                                     100%    100%    100%
                                                     ====    ====    ====

               Our medical service revenues are derived primarily from four sources: outpatient hemodialysis services, home peritoneal dialysis services, inpatient hemodialysis services and ancillary services. The following table shows the breakdown of our medical service revenues (in thousands) derived from our primary revenue sources and the percentage of total medical service revenue represented by each source for the periods presented:

                                                      YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                           2003                 2002                 2001
                                    -----------------    -----------------    -----------------
Outpatient hemodialysis services    $14,760        50%   $12,796        51%   $ 9,167        48%
Home peritoneal dialysis services     1,294         4%       823         3%       475         3%
Inpatient hemodialysis services       2,114         7%     2,546        10%     2,742        14%
Ancillary services                   11,508        39%     8,997        36%     6,536        35%
                                    -------   -------    -------   -------    -------   -------
                                    $29,676       100%   $25,162       100%   $18,920       100%
                                    =======   =======    =======   =======    =======   =======

               The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, including anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition. See Item 1, "Business - Government Regulation." We have developed a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. Among the different programs is our Compliance Program, which has been implemented to assure our compliance with fraud and abuse laws and to supplement our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders. See Item 1, "Business - Corporate Integrity Program."

               Dialysis Corporation of America's future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base.

RESULTS OF OPERATIONS

               The following table shows our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

                                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                       2003                2002                2001
                                                -----------------   -----------------   ------------------
Medical service revenue                         $ 29,676   100.0%   $ 25,162   100.0%   $ 18,920    100.0%
Interest and other income                            602     2.0%        444     1.8%        521      2.8%
                                                --------   -----    --------   -----    --------    -----
Total revenues                                    30,278   102.0%     25,606   101.8%     19,441    102.8%

Cost of medical services                          18,221    61.4%     15,067    59.9%     12,022     63.5%
Selling, general and administrative expenses       9,357    31.5%      7,500    29.8%      5,583     29.5%
Provision for doubtful accounts                      290     1.0%        720     2.9%        659      3.5%
Interest expense                                     203     0.7%        220     0.9%        211      1.1%
                                                --------   -----    --------   -----    --------    -----
Total cost and expenses                           28,071    94.6%     23,507    93.4%     18,475     97.6%
                                                --------   -----    --------   -----    --------    -----

Income before income taxes, minority interest
   and equity in affiliate earnings                2,207     7.4%      2,099     8.3%        966      5.1%

Income tax provision                                 878     3.0%        771     3.1%         80      0.4%
                                                --------   -----    --------   -----    --------    -----

Income before minority interest and
   equity in affiliate earnings                    1,329     4.5%      1,328     5.3%        886      4.7%

Minority interest in income of
   consolidated subsidiaries                         223     0.8%        155     0.6%         86      0.5%

Equity in affiliate earnings (loss)                   44     0.1%         69     0.3%        (16)    (0.1)%
                                                --------   -----    --------   -----    --------    -----

            Net income                          $  1,150     3.9%   $  1,242     4.9%   $    784      4.1%
                                                ========   =====    ========   =====    ========    =====

2003 COMPARED TO 2002

               Medical service revenues increased approximately $4,514,000 (18%) for the year ended December 31, 2003, compared to the preceding year with the increase largely attributable to a 14% increase in total dialysis treatments performed by us from 93,445 in 2002 to 106,991 in 2003. This increase reflects increased revenues of approximately $1,998,000 for our Pennsylvania dialysis centers, decreased revenues of $95,000 for our New Jersey centers reflecting termination of our two New Jersey acute care contracts during 2002; increased revenues of $674,000 for our Georgia centers, revenues of approximately $1,255,000 for our new Maryland center; revenues of approximately $709,000 for our new Ohio center; and a decrease in consulting and license income of approximately $27,000.

               Interest and other income increased by approximately $158,000 for the year ended December 31, 2003, compared to the preceding year. This includes an increase in interest income of $7,000; an increase in management fee income of $129,000 pursuant to management service agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center with which we entered a management services agreement effective September 2002; an increase in miscellaneous other income of $6,000 and an increase in rental income of $16,000.

               Cost of medical services sales as a percentage of sales increased to 61% for the year ended December 31, 2003, compared to 60% for the preceding year which increase is primarily attributable to costs for treatments at new dialysis centers prior to Medicare approval of those centers for which there were no corresponding medical service revenues; increases in the cost of EPO as a percentage of EPO sales revenues; and increases in the cost of professional liability insurance.

               The cost of our professional liability insurance coverage increased by $43,000 or 62% for the year ended December 31, 2003, compared to the preceding year. While a portion of this increase is attributable to our new centers and overall increase in treatments, a substantial portion of the cost increase relates to the general market conditions for professional liability coverage of reduced availability and higher costs for this coverage. Continued cost increases for professional liability coverage could adversely impact our earnings.

               Approximately 28% of our medical services revenues for the year ended December 31, 2003 was derived from the administration of EPO to our dialysis patients compared to 26% for the preceding year. This drug is only available from one manufacturer in the United States which raised the price for its product in January, 2003. Continued price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases.

               Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $1,857,000 for the year ended December 31, 2003, compared to the preceding year. This increase reflects operations of our new dialysis centers in Ohio and Maryland, and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenues increased to approximately 32% for the year ended December 31, 2003, compared to 30% for the preceding year, including patient treatment expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

               Provision for doubtful accounts decreased approximately $430,000, largely as a result of Medicare bad debt recoveries of approximately $341,000 during 2003 compared to approximately $52,000 for the preceding year. Without the effect of the Medicare bad debt recoveries the provision would have amounted to 2% of sales for the year ended December 31, 2003 compared to 3% for the preceding year. This change reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

               Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

               We experienced same-center growth in total treatments of approximately 7% in 2003, and same-center revenues grew approximately 9% in fiscal 2003. Management continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, we are reviewing technological improvements and intend to make capital investments to the extent we are confident such improvements will improve patient care and operating performance.

               Interest expense decreased by approximately $17,000 for the year ended December 31, 2003, compared to the preceding year, reflecting lower interest rates on variable rate debt and reduced average borrowings by us.

               Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. The increase in minority interest resulted from financial improvements of the related subsidiaries.

               Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio affiliate.

               The prime rate was 4.00% at December 31, 2003 and 4.25% at December 31, 2002.

               Accrued compensation of $186,000 was bonused to the board of directors relating to the exercise of a portion of their outstanding stock options, amounting to an aggregate of 95,619 shares acquired at exercise prices ranging from $1.25 to $1.50.

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

               Cost of medical services sales as a percentage of sales decreased to 60% for the year ended December 31, 2002, compared to 64% for the preceding year as a result of decreases in both supply costs and payroll costs as a percentage of sales. We receive approximately 26% of our medical services revenues from the administration of EPO to our patients. This drug is only available from one manufacturer in the United States which raised its price for the product in January, 2003. Continued price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the price increases, if any, or the extent of such by the manufacturer, or our ability to offset any such increases.

               Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $1,917,000 for the year ended December 31, 2002, compared to the preceding year. This increase reflects operations of our new dialysis center in Pennsylvania, the Georgia center acquired in April 2002 and a full year's operations for the two Georgia centers opened during 2001; and increased support activities resulting from expanded operations. Although selling, general and administrative expenses increased, as a percent of medical service revenues these expenses remained relatively constant amounting to 30% for the year ended December 31, 2002, and for the preceding year.

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

               The company experienced same-center growth in total treatments of approximately 18% in 2002. Same-center revenues grew 22% in fiscal 2002. The company made an acquisition in May 2002 of a facility in Georgia that added 4% to revenue. Management continues to search for ways to operate more efficiently and reduce costs through process improvements and improve our bottom line. We are reviewing technological improvements as well, and will make the capital investment if we are confident such improvements will improve patient care and operating performance.

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

LIQUIDITY AND CAPITAL RESOURCES

               Working capital totaled approximately $3,773,000 at December 31, 2003, which reflected a decrease of $820,000 (18%) during the current year. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,057,000, which included net cash provided by operating activities of $1,696,000, net cash used in investing activities of $2,479,000 (including additions to property and equipment of $1,656,000, acquisition payments to a minority member in two of our subsidiary dialysis centers to acquire an aggregate of 30% of such member's interest in each of such subsidiaries, $75,000 for the acquisition of a Georgia dialysis center; $150,000 in loans to physician affiliates, and $77,000 distributions received from our 40% owned Ohio affiliate); and net cash used in financing activities of $274,000 (including an increase in advances to our parent of $234,000, debt repayments of $587,000, $204,000 in capital contributions by a subsidiary minority member, distributions to subsidiary minority members of $119,000, $42,000 for the repurchase of shares of our common stock and $35,000 of receipts from the exercise of stock options). In addition to an increase of $1,397,000 in accounts receivable due primarily to the operation of new centers, working capital reflects an increase in amounts refundable to insurance companies of $488,000 and a payable of $670,000 on subsidiary minority interest acquisitions. See Notes 1 and 11 to "Notes to Consolidated Financial Statements."

               Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $636,000 at December 31, 2003 and $662,000 at December 31, 2002. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $715,000 at December 31, 2003 and $753,000 at December 31, 2002. See Item 2, "Properties" and Note 2 to "Notes to Consolidated Financial Statements."

               We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,321,000 at December 31, 2003, and $1,844,000 at December 31, 2002. There was
no additional equipment financing during 2003. See Note 2 to "Notes to Consolidated Financial Statements."

               We opened centers in Cincinnati, Ohio and Chevy Chase, Maryland in February, 2003 and acquired a center in Georgia in April, 2003. We ceased operations at our Homerville, Georgia center during 2003 as a result of that center not performing up to expectations. We opened three new centers in the first quarter of 2004, one each in Pennsylvania, Virginia and South Carolina, and we are in the process of constructing a new center in Maryland.

               Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. We presently plan to expand our operations primarily through construction of new centers, rather than acquisition. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

               We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow. Our future expansion may require us to seek outside financing. While we anticipate that financing will be available either from a financial institution or our parent company, Medicore, which is currently providing us with equipment financing, no assurance can be given that we will be successful in implementing our growth strategy or that adequate financing will be available to support our expansion. See Item 1, "Business - Business Strategy."

AGGREGATE CONTRACTUAL OBLIGATIONS

               As of December 31, 2003, the Company's contractual obligations, including payments due by period, are as follows:

                                                   Payments due by period
                          -----------------------------------------------------------------------
                                          Less than                                    More than
                             Total         1 year        1-3 years      3-5 years       5 years
                          -----------    -----------    -----------    -----------    -----------
Long-term debt            $ 2,672,355    $   574,871    $ 1,465,546    $   631,938    $        --
Operating leases            6,362,737      1,008,571      1,853,583      1,531,247      1,969,336

Purchase obligations:
Medical services            2,065,406        622,406        862,457        428,567        151,976
Construction contracts        661,512        661,512             --             --             --
                          -----------    -----------    -----------    -----------    -----------
Total purchase
  obligations               2,726,918      1,283,918        862,457        428,567        151,976
                          -----------    -----------    -----------    -----------    -----------
                          $11,762,010    $ 2,867,360    $ 4,181,586    $ 2,591,752    $ 2,121,312
                          ===========    ===========    ===========    ===========    ===========

NEW ACCOUNTING PRONOUNCEMENTS

               In June, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which is effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on our results of operation, financial position or cash flows. See Note 1 to "Notes to Consolidated Financial Statements."

               In November, 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which is effective for periods ending after December 15, 2002. We do not expect FIN 45 to have a material impact on our financial position or results of operations. See Note 1 to "Notes to Consolidated Financial Statements."

               In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on our results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Financial Statements."

               In January, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), for which certain disclosure requirements apply to financial statements issued after January 31, 2003. FIN 46 contains consolidation requirements regarding variable interest entities which are applicable depending on when the variable interest entity was created. We do not expect FIN 46 to have a material impact on our financial position or results of operations. See Note 1 to "Notes to Consolidated Financial Statements."

               In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (FAS 150), which is effective for financial instruments entered into or modified after May 31, 2003. We do not expect FAS 150 to have a material impact on our results of operations, financial position or cash flows. See Note 1 to "Notes to Consolidated Financial Statements."

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

               Revenue Recognition: Revenues are recognized net of contractual provisions. Contractual provisions are the difference between our gross billed revenues and what we expect to collect. We receive payments through reimbursement from Medicare and Medicaid for our outpatient dialysis treatments coupled with patients' private payments, individually and through private third-party insurers. A substantial portion of our revenues are derived from the Medicare ERSD program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Our acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. We have developed a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, we sometimes receive more or less than the amount expected when the services are provided. We reconcile any differences at least quarterly.

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

               Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,510,000 December 31, 2003.

               Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled approximately $1,351,000 at December 31, 2003.

               On March 17, 2004, we issued a demand promissory note to our parent, Medicore, for up to $1,500,000 of financing for equipment purchases at an interest rate of 1.25% over the prime rate. Variable rate debt may result in higher costs to us if interest rates rise.

               We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our year-end investments in interest bearing accounts and a relative 15% increase in rates on our year-end variable rate mortgage debt would result in a negative annual impact of approximately $8,000 on our results of operations.

               We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The response to this item is submitted as a separate section to this annual report, specifically, Part IV, Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," subpart (a)1, "All Financial Statements - See Index to Consolidated Financial Statements," and subpart (a)2, "Financial Statement Schedules - See Index to Consolidated Financial Statements."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Effective on November 7, 2003, the filing date of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ("September Quarterly Report"), our independent accountants, Wiss & Company,

LLP, determined to discontinue audit services to its SEC registrant clients, including us. Our audit committee authorized the appointment of Moore Stephens, P.C. to serve as our new independent auditors and for tax preparation services for fiscal 2003. Moore Stephens was formally engaged on January 9, 2004.

               Wiss & Company's resignation was reported in our September Quarterly Report, and the retention of Moore Stephens was reported on our Current Report on Form 8-K dated January 12, 2004, as amended on Current Report on Form 8-K/A#1 dated February 3, 2004.

               For further details of the termination of Wiss & Company and the retention of Moore Stephens, you are referred to the caption "Proposal No. 2, Ratification of Moore Stephens, P.C. as Independent Auditors" of our Information Statement relating to our Annual meeting of Shareholders anticipated to be held on June 3, 2004, which is incorporated herein by reference.


ITEM 9A.  CONTROLS AND PROCEDURES

               (a) Evaluation of Disclosure Controls and Procedures.

               As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and President, and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

               (b) Changes in Internal Control.

               Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Our executive officers are appointed each year by our board of directors at its first meeting following the annual meeting of shareholders, to serve during the ensuing year. The following information indicates each of their positions and ages at March 12, 2004. There are no family relationships between any of our executive officers and directors.

Name                  Age     Position                           Held Since
----                  ---     --------                           ----------
Thomas K. Langbein     58     Chairman of the Board                   1980

Stephen W. Everett     47     Chief Executive Officer                 2003
                              President and director                  2000

Mike Rowe              42     Vice President of Operations            2002

Daniel R. Ouzts        57     Vice President of Finance,
                              and Treasurer (Principal
                              Financial Officer)                      2003*

* Vice President of Finance and Treasurer from 1996 until January, 2002, and from July, 2003, to the present; was not Principal Financial Officer for 2002 and the six months ended June 30, 2003.

               For more detailed information about our executive officers and directors you are referred to the caption "Information About Directors and Executive Officers" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

               Information on executive compensation is included under the caption "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

               Information on beneficial ownership of our voting securities by each director and all officers and directors as a group, and for each of the named executive officers disclosed in the Summary Compensation Table (see "Executive Compensation" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference), and by any person known to beneficially own more than 5% of any class of our voting security, is included under the caption "Beneficial Ownership of the Company's Securities" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Information on certain relationships and related transactions is included under the caption "Certain Relationships and Related Transactions" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

               Information relating to principal accountant fees and services is included under the caption "Proposal No. 2 - Ratification of the Appointment of the Independent Auditors" of our Information Statement relating to the annual meeting of shareholders anticipated to be held on June 3, 2004, incorporated herein by reference.

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

         One Current Report on Form 8-K was filed on October 28, 2003 re: Item 5, "Other Events and Required FD Disclosure," concerning two new dialysis facility leases.

(c)      Exhibits +

         3.1      Articles of Incorporation++

         3.2      By-Laws of the Company++

         4.1      Form of Common Stock Certificate of the Company++

         10       Material Contracts

         10.1 Lease between DCA of Wellsboro, Inc. (formerly Dialysis Services of Pennsylvania, Inc. - Wellsboro)(1) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.'s(2) Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Medicore Form 10-K"), Part IV,
                  Item 14(a) 3 (10)(lxii)).

         10.2 Lease between the Company and DCA of Lemoyne, Inc. (formerly Dialysis Services of Pennsylvania, Inc. - Lemoyne)(1) dated December 23, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"), Part IV, Item 14(c)(10)(ii)).

         10.3 Renewal of Lease between the Company and DCA of Lemoyne, Inc.(1) dated December 30, 2003.

         10.4 Medical Director Agreement between DCA of Wellsboro, Inc. (formerly Dialysis Services of Pennsylvania, Inc. - Wellsboro)(1) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.'s(2) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 ("September, 1994 Medicore(2) Form 10-Q"), Part II, Item 6(a)(10)(i)).(3)

         10.5 Agreement for In-Hospital Dialysis Services(4) between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(2) Form 10-Q, Part II, Item 6(a)(10)(ii)).

         10.6 Lease between DCA of Carlisle, Inc. (formerly Dialysis Services of PA., Inc. - Carlisle)(5) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K"), Part IV, Item 14(a) 3 (10)(xxiii)).

         10.7 Lease between DCA of Manahawkin, Inc. (formerly Dialysis Services of NJ., Inc. - Manahawkin)(5) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company's 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

         10.8 Renewal of Lease between DCA of Manahawkin, Inc.(5) and William P. Thomas dated February 20, 2004.

         10.9 Equipment Master Lease Agreement BC-105 between the Company and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company's 1996 Form 10-K,
                  Part IV, Item 14(a) 3 (10)(xxvii)).

         10.10 Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 ("June, 1997 10-Q"), Part II, Item 6(a), Part
                  II, Item 10(i)).(6)

         10.11 Lease between DCA of Chambersburg, Inc. (formerly Dialysis Services of Pa., Inc. - Chambersburg)(5) and BPS Development Group dated April 13, 1998 (incorporated by reference to the Company's March, 1998 Form 10-Q, Part II, Item 6(a), Part II,
                  Item 10(i)).

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

         10.14 Lease between DCA of Vineland, LLC(7) and Maintree Office Center, L.L.C. dated May 10, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item
                  14(c)(10)(xxv)).

         10.15 Management Services Agreement(8) between the Company and DCA of Vineland, LLC(7) dated April 30, 1999 (incorporated by reference to the Company's 1999 Form 10-K, Part IV, Item 14(c)(10)(xxviii)).(7)

         10.16 Amendment No. 1 to Management Services Agreement between the Company and DCA of Vineland, LLC(7) dated October 27, 1999 (incorporated by reference to the Company's 1999 Form 10-K,
                  Part IV, Item 14(c)(10)(xxix)).

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

         10.20 Lease between DCA of Fitzgerald, LLC (1) and Hospital Authority of Ben Hill County, d/b/a Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 2001, Item 7(c)(10)(i)).

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

         10.25 Modification Agreement to Promissory Note to Heritage Community Bank dated December 16, 2002 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("2002 Form 10-K"), Part IV, Item 15(c)10.25).

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

         10.29 Lease between DCA of Central Valdosta, LLC(1) and W. Wayne Fann dated March 20, 2001 (incorporated by reference to the Company's 2001 Form 10-K, Part IV, Item 14(c) 10.38).

         10.30 Promissory Note Modification Agreement between DCA of Vineland, LLC(7) and St. Michaels Bank dated December 27, 2002 (incorporated by reference to the Company's 2002 Form 10-K,
                  Part IV, Item 15(c)10.30).

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

         10.35 Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC(9) dated December 11, 2002 (incorporated by reference to the Company's 2002 Form 10-K, Part IV, Item 15(c)10.35).

         10.36 Promissory Note from DCA of Cincinnati, LLC(9) to the Company dated February 3, 2003 (incorporated by reference to the Company's 2002 Form 10-K, Part IV, Item 15(c)10.36).

         10.37 Asset Sale Agreement between the Company and Gambro Healthcare Renal Care, Inc. dated April 7, 2003 (incorporated by reference to the Company's Current Report on Form 8-K dated April 9, 2003 ("April, 2003 Form 8-K"), Item 7(c)(10((i)).

         10.38 Lease Agreement between Russell Acree, M.D. and Community Dialysis Centers, Inc. (now Gambro Healthcare Renal Care, Inc.) dated February 1, 1998 (incorporated by reference to the Company's April, 2003 Form 8-K, Item 7(c)(10)(ii)).

         10.39 First Amendment to Lease Agreement between Russell Acree, M.D. and Gambro Healthcare Renal Care, Inc. (formerly Community Dialysis Centers, Inc.) dated April 30, 1998 (incorporated by reference to the Company's April, 2003 Form 8-K, Item 7(c)(10((iii)).

         10.40 Second Amendment to Lease Agreement between Russell Acree, M.D. and Gambro Healthcare Renal Care, Inc. (formerly Community Dialysis Centers, Inc.) dated November 12, 2002 (incorporated by reference to the Company's April, 2003 Form 8-K, Item 7(c)(10((iv)).

         10.41 Landlord's Consent to Assignment of Lease Agreement dated April 1, 2003 (incorporated by reference to the Company's April, 2003 Form 8-K, Item 7(c)(10)(iv)).

         10.42 Loan Agreement between the Company and a Physician dated April 22, 2003 [*] (incorporated by reference to the Company's Current Report on Form 8-K dated July 15, 2003 ("July, 2003 Form 8-K"), Item 7(c)(10)(i)).

         10.43 Promissory Note and Security Agreement from a Physician dated April 22, 2003 [*] (incorporated by reference to the Company's July, 2003 Form 8-K, Item 7(c)(10((ii)).

         10.44 Lease Agreement between DCA of Warsaw, LLC(1) and Warsaw Village, L.P. dated July 23, 2003 (incorporated by reference to the Company's Current Report on Form 8-K dated August 5, 2003, Item 7(c)(10)(i)).

         10.45 Lease Agreement between DCA of Pottstown, LLC(5) and Fisher Scheler, LLC dated August 19, 2003 (incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2003, Item 7(c)(iv)(i)).

         10.46 Demand Promissory Note from the Company to Medicore, Inc. dated March 1, 2004.

         16       Letter re: Change in Certifying Accountant

         16.1 Letter of Wiss & Company, LLP addressed to the Securities and Exchange Commission dated November 7, 2003 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, Part II, Item 6(a)(16)).

         21       Subsidiaries of the Company.

         31       Rule 13a-14(a)/15d-14(a) Certifications.

         31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

         32       Section 1350 Certifications

         32.1 Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

(1)  Wholly-owned subsidiary.

(2) Parent of the company owning approximately 59% of the company's outstanding common stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq SmallCap Market.

(3) Each subsidiary has a Medical Director Agreement which is substantially similar to the exhibit filed but for area of non-competition and compensation. Our affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar Medical Director Agreement.

(4) The acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. Agreements for In-Hospital Dialysis Services include the following areas: Valdosta and Fitzgerald, Georgia; Carlisle, Chambersburg, Lemoyne and Wellsboro, Pennsylvania; Toledo, Ohio.

(5)  80% owned subsidiary.

(6) Certain dialysis equipment is leased from time to time and for each lease a new schedule is added to the Master Lease; other than the nature of the equipment and length of the lease, the schedules conform to the exhibit filed and the terms of the Master Lease remain the same.

(7)  51% owned subsidiary.

(8) The Company has a Management Services Agreement with each of its subsidiaries each of which is substantially similar to the exhibit filed but for the name of the particular subsidiary which entered into the Agreement and the compensation. The Company has a Management Services Agreement with DCA of Toledo, LLC in which it holds a 40% interest.

(9)  60% owned subsidiary.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA


                                       By: /s/ STEPHEN W. EVERETT
                                           -------------------------------------
                                           Stephen W. Everett
                                           Chief Executive Officer and President

March 25, 2004

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                             Title                            Date
          ---------                             -----                            ----
/s/ THOMAS K. LANGBEIN           Chairman of the Board of Directors         March 25, 2004
-----------------------------
    Thomas K. Langbein

/s/ STEPHEN W. EVERETT           Chief Executive Officer, President
-----------------------------    and Director                               March 25, 2004
    Stephen W. Everett

/s/ DANIEL R. OUZTS               Vice President of Finance and
-----------------------------     Treasurer (Principal Financial Officer)   March 25, 2004
    Daniel R. Ouzts

/s/ BART PELSTRING                Director                                  March 25, 2004
-----------------------------
    Bart Pelstring

/s/ ROBERT W. TRAUSE              Director                                  March 25, 2004
-----------------------------
    Robert W. Trause

/s/ ALEXANDER BIENENSTOCK         Director                                  March 25, 2004
-----------------------------
    Alexander Bienenstock

/s/ DR. DAVID L. BLECKER          Director                                  March 25, 2004
-----------------------------
    Dr. David L. Blecker

                           ANNUAL REPORT ON FORM 10-K
                     ITEM 8, ITEM 15(a) (1) AND (2), AND (d)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
                          FINANCIAL STATEMENT SCHEDULES
                          YEAR ENDED DECEMBER 31, 2003
                         DIALYSIS CORPORATION OF AMERICA
                                HANOVER, MARYLAND

                        FORM 10-K--ITEM 15(a)(1) AND (2)

                         DIALYSIS CORPORATION OF AMERICA

                          LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8 of the Annual Report on Form 10-K:

                                                                            Page
                                                                            ----

      Consolidated Balance Sheets as of December 31, 2003 and 2002          F-4

      Consolidated Statements of Operations - Years ended December 31,
        2003, 2002, and 2001                                                F-5

      Consolidated Statements of Stockholders' Equity - Years ended
        December 31, 2003, 2002 and 2001                                    F-6

      Consolidated Statements of Cash Flows - Years ended
        December 31, 2003, 2002 and 2001                                    F-7

      Notes to Consolidated Financial Statements - December 31, 2003        F-8


The following financial statement schedule of Dialysis Corporation of America and subsidiaries is included in Item 15(d):

      Schedule II - Valuation and qualifying accounts                      F-26

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Dialysis Corporation of America


We have audited the accompanying consolidated balance sheet of Dialysis Corporation of America and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ MOORE STEPHENS, P.C.
                                                -------------------------
                                                MOORE STEPHENS, P.C.

February 12, 2004, except for Note 15,
for which the date is March 17, 2004
Cranford, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
Dialysis Corporation of America

We have audited the accompanying consolidated balance sheet of Dialysis Corporation of America and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the information related to each of the two years in the period ended December 31, 2002 on the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the two years in the period ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/WISS & COMPANY, LLP
                                                ------------------------
                                                WISS & COMPANY, LLP

February 7, 2003
Livingston, New Jersey

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2003             2002
                                                                ------------     ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                     $  1,515,202     $  2,571,916
  Accounts receivable, less allowance
   of $785,000 at December 31, 2003;
   $831,000 at December 31, 2002                                   4,913,318        3,515,958
  Inventories                                                      1,043,710          877,058
  Deferred income taxes                                              412,000          392,000

  Officer loan and interest receivable                               107,503          103,531
  Prepaid expenses and other current assets                        1,392,721        1,631,470
                                                                ------------     ------------
             Total current assets                                  9,384,454        9,091,933
                                                                ------------     ------------

Property and equipment:
  Land                                                               376,211          376,211
  Buildings and improvements                                       2,332,904        2,322,663
  Machinery and equipment                                          6,039,256        5,232,632
  Leasehold improvements                                           3,548,875        2,712,953
                                                                ------------     ------------
                                                                  12,297,246       10,644,459
  Less accumulated depreciation and amortization                   5,030,550        3,877,738
                                                                ------------     ------------
                                                                   7,266,696        6,766,721
                                                                ------------     ------------

Goodwill                                                           2,291,333          923,140
Other assets                                                         661,891          372,190
                                                                ------------     ------------
           Total other assets                                      2,953,224        1,295,330
                                                                ------------     ------------
                                                                $ 19,604,374     $ 17,153,984
                                                                ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  1,167,213     $  1,373,190
  Accrued expenses                                                 3,170,269        2,594,066
  Current portion of long-term debt                                  575,000          532,000
  Income taxes payable                                                28,949               --
  Payable minority interest acquisition                              670,000               --
                                                                ------------     ------------
           Total current liabilities                               5,611,431        4,499,256

Advances from parent                                                 234,094               --
Long-term debt, less current portion                               2,097,355        2,727,105
Deferred income taxes                                                 59,000           28,000

           Total liabilities                                       8,001,880        7,254,361
                                                                ------------     ------------
Minority interest in subsidiaries                                    632,177          172,165
                                                                ------------     ------------
Commitments

Stockholders' equity:
   Common stock, $.01 par value, authorized 20,000,000 shares;
     7,937,544 shares issued and outstanding in 2003
     7,774,688 shares issued and outstanding in 2002                  79,376           77,746
  Capital in excess of par value                                   5,238,952        5,147,707
  Retained earnings                                                6,073,589        4,923,605
  Notes receivable from options exercised                           (421,600)        (421,600)
                                                                ------------     ------------
           Total stockholders' equity                             10,970,317        9,727,458
                                                                ------------     ------------
                                                                $ 19,604,374     $ 17,153,984
                                                                ============     ============

                 See notes to consolidated financial statements

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      2003            2002            2001
                                                  ------------    ------------    ------------
Revenues:
  Medical service revenue                         $ 29,676,388    $ 25,162,380    $ 18,919,752
  Interest income on officer note                        3,972           4,575           3,956
  Interest and other income                            597,746         439,722         517,462
                                                  ------------    ------------    ------------
                                                    30,278,106      25,606,677      19,441,170
                                                  ------------    ------------    ------------
Cost and expenses:
  Cost of medical services                          18,220,891      15,066,551      12,021,907
  Selling, general and administrative expenses       9,357,552       7,500,029       5,583,062
  Provision for doubtful accounts                      289,582         720,500         659,007
  Interest expense                                     202,949         220,441         210,805
                                                  ------------    ------------    ------------
                                                    28,070,974      23,507,521      18,474,781
                                                  ------------    ------------    ------------

Income before income taxes, minority interest
  and equity in affiliate earnings (loss)            2,207,132       2,099,156         966,389

Income tax provision                                   878,211         771,180          80,078
                                                  ------------    ------------    ------------

Income before minority interest and equity in
  affiliate earnings (loss)                          1,328,921       1,327,976         886,311

Minority interest in income
  of consolidated subsidiaries                         223,291         155,412          85,983

Equity in affiliate earnings (loss)                     44,354          69,533         (16,345)
                                                  ------------    ------------    ------------

            Net income                            $  1,149,984    $  1,242,097    $    783,983
                                                  ============    ============    ============

Earning per share:
     Basic                                                $.15            $.16            $.10
                                                          ====            ====            ====
     Diluted                                              $.13            $.14            $.10
                                                          ====            ====            ====


                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              CAPITAL IN
                                                  COMMON      EXCESS OF      RETAINED        NOTES
                                                  STOCK       PAR VALUE      EARNINGS      RECEIVABLE        TOTAL
                                                ---------    -----------    -----------    -----------    -----------
Balance at January 1, 2001                      $  79,596    $ 5,243,787    $ 2,897,525    $  (421,600)   $ 7,799,308

Net income                                                                      783,983                       783,983

Repurchase and cancellation of 185,000 shares      (1,850)       (96,080)                                     (97,930)
                                                ---------    -----------    -----------    -----------    -----------

Balance at December 31, 2001                       77,746      5,147,707      3,681,508       (421,600)     8,485,361

Net income                                                                    1,242,097                     1,242,097
                                                ---------    -----------    -----------    -----------    -----------

Balance at December 21, 2002                       77,746      5,147,707      4,923,605       (421,600)     9,727,458

Net income                                                                    1,149,984                     1,149,984

Repurchase and cancellation of 21,428 shares         (214)       (41,786)                                     (42,000)

Exercise of stock options for 159,284
    shares of common stock                          1,844        133,031                                      134,875
                                                ---------    -----------    -----------    -----------    -----------

Balance December 31, 2003                       $  79,376    $ 5,238,952    $ 6,073,589    $  (421,600)   $10,970,317
                                                =========    ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                       2003          2002            2001
                                                                   -----------    -----------    -----------
Operating activities:
  Net income                                                       $ 1,149,984    $ 1,242,097    $   783,983
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                   1,183,920      1,059,697        804,592
      Amortization                                                       2,314          6,190          4,067
      Bad debt expense                                                 289,582        720,500        659,007
      Deferred income taxes                                             11,000         54,000       (418,000)
      Minority interest                                                223,291        155,412         85,983
      Equity in affiliate (earnings) loss                              (44,354)       (69,533)        16,345
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                         (1,686,942)      (216,880)    (2,918,650)
        Inventories                                                   (166,652)      (137,937)      (404,994)
        Interest receivable on officer loan                             (3,972)        (4,575)        (3,956)
        Prepaid expenses and other current assets                      230,805     (1,090,143)      (209,606)
        Accounts payable                                              (205,977)      (231,946)     1,051,432
        Accrued expenses                                               676,203      1,064,223        868,726
        Income taxes payable                                            28,949       (455,000)       373,549
                                                                   -----------    -----------    -----------
          Net cash provided by operating activities                  1,696,095      2,096,105        692,478
                                                                   -----------    -----------    -----------
Investing activities:
  Decrease (increase) in notes receivable from parent                       --             --      2,200,000
  Loans to physician affiliates                                       (150,000)            --        (20,332)
  Loan to officer                                                           --             --        (95,000)
  Additions to property and equipment, net of minor disposals       (1,655,909)      (927,352)    (1,233,183)
  Acquisition of dialysis center                                       (75,000)      (550,000)
  Investment in affiliate                                                   --             --       (152,811)
  Distributions from affiliate                                          77,000         22,800
  Purchase of minority interests in subsidiaries                      (670,000)      (300,000)      (300,000)
  Other assets                                                          (4,846)       (19,048)        (3,330)
                                                                   -----------    -----------    -----------
          Net cash (used in) provided by investing activities       (2,478,755)    (1,773,600)       403,344
                                                                   -----------    -----------    -----------
Financing activities:
  Decrease (increase) in advances to parent                            234,094        200,728        213,611
  Repurchase of stock                                                  (42,000)            --        (97,930)
  Long-term borrowings                                                      --             --        787,500
  Payments on long-term debt                                          (586,750)      (431,334)      (297,650)
  Exercise of stock options                                             34,875             --             --
  Deferred financing costs                                                  --             --        (11,572)
  Capital contributions by subsidiaries' minority members              204,382         10,570          4,000
                                                                   -----------    -----------    -----------
  Distribution to subsidiaries minority members                       (118,655)       (10,000)            --
                                                                   -----------    -----------    -----------
          Net cash (used in) provided by financing activities         (274,054)      (230,036)       597,959
                                                                   -----------    -----------    -----------

Decrease (increase) in cash and cash equivalents                    (1,056,714)        92,469      1,685,781

Cash and cash equivalents at beginning of year                       2,571,916      2,479,447        793,666
                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of year                           $ 1,515,202    $ 2,571,916    $ 2,479,447
                                                                   ===========    ===========    ===========

                 See notes to consolidated financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

               The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 17 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has one dialysis facility under construction; has agreements to provide inpatient dialysis treatments to seven hospitals; and provides supplies and equipment for dialysis home patients. See "Consolidation."

CONSOLIDATION

               The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the "company." All material intercompany accounts and transactions have been eliminated in consolidation. The company was a 61% owned subsidiary of Medicore, Inc., our parent, as of December 31, 2003. Medicore currently owns 59% of our company. We have a 40% interest in an Ohio dialysis center which we manage, which is accounted for on the equity method and not consolidated for financial reporting purposes.

STOCK SPLIT

               On January 28, 2004, the company effected a two-for-one stock split. All share and per share data in the consolidated financial statements and notes have been adjusted to reflect the two-for-one split. See Note 15.

ESTIMATES

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               The company's principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates."

GOVERNMENT REGULATION

               A substantial portion of the company's revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare and Medicaid programs. See
Item 1, "Business - Government Regulation."

CASH AND CASH EQUIVALENTS

               The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values. Although cash and cash equivalents are largely not federally insured, the credit risk associated with these deposits that typically may be redeemed upon demand is considered low due to the high quality of the financial institutions in which they are invested.

CREDIT RISK

               The company's primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 59% of receivables at December 31, 2003 and 60% at December 31, 2002.

INVENTORIES

               Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

               Prepaid expenses and other current assets is comprised as follows:

                                                       DECEMBER 31,
                                                 -----------------------
                                                    2003         2002
                                                 ----------   ----------
Vendor volume discounts receivable               $  610,150   $  321,302
Receivable from management service contracts        130,916       47,756
Property to be sold (See Note 12)                        --      778,561
Prepaid expenses                                    478,079      318,839
Other                                               173,576      165,012
                                                 ----------   ----------
                                                 $1,392,721   $1,631,470
                                                 ==========   ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCRUED EXPENSES

               Accrued expenses is comprised as follows:

                                                       DECEMBER 31,
                                                 -----------------------
                                                    2003         2002
                                                 ----------   ----------
Accrued compensation                             $  985,330   $  800,318
Due to insurance companies                        1,759,397    1,271,235
Other                                               425,542      522,513
                                                 ----------   ----------
                                                 $3,170,269   $2,594,066
                                                 ==========   ==========

VENDOR CONCENTRATION

               The company purchases erythropoietin (EPO) from one supplier which comprised 37% in 2003, 34% in 2002 and 32% in 2001 of the company's cost of sales. There is only one supplier of EPO in the United States, and this supplier has recently received FDA approval for an alternative product available for dialysis patients; but there are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO comprised 28% in 2003, 26% in 2002 and 25% in 2001 of medical service revenue.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

COMPREHENSIVE INCOME

      The company follows Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income
(loss) consists of net income (loss).

REVENUE RECOGNITION

      Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

GOODWILL

      Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August, 2001 and June, 2003, and the goodwill resulting from our acquisition of Georgia dialysis centers in April, 2002 and April, 2003, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill.

DEFERRED EXPENSES

               Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

      Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2003, 2002 and 2001, respectively: risk-free interest rate of 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.07, 1.15, and 1.14, and a weighted-average expected life of 4.7 years, 5 years, and 4 years.

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

               For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information follows:

                                                  2003           2002           2001
                                              -----------    -----------    -----------
Net income, as reported                       $ 1,150,000    $ 1,242,000    $   784,000

Stock-based employee compensation expense
           under fair value method, net of
            related tax effects                   (64,000)       (46,000)       (24,000)
                                              -----------    -----------    -----------
Pro forma net income                          $ 1,086,000    $ 1,196,000    $   760,000
                                              ===========    ===========    ===========
Earnings per share:
           Basic, as reported                        $.15           $.16           $.10
                                                     ====           ====           ====
           Basic, pro forma                          $.14           $.15           $.10
                                                     ====           ====           ====
           Diluted, as reported                      $.13           $.14           $.10
                                                     ====           ====           ====
           Diluted, pro forma                        $.12           $.14           $.09
                                                     ====           ====           ====

EARNINGS PER SHARE

               Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

                                                              YEAR ENDED DECEMBER 31,
                                                        ------------------------------------
                                                            2003        2002         2001
                                                        ----------   ----------   ----------
Net income                                              $1,149,984   $1,242,097   $  783,983
                                                        ==========   ==========   ==========

Weighted average shares-denominator basic computation    7,904,874    7,774,688    7,827,512
Effect of dilutive stock options                           830,612      892,366      207,938
                                                        ----------   ----------   ----------
Weighted average shares, as adjusted-denominator
   diluted computation                                   8,735,486    8,667,054    8,035,450
                                                        ==========   ==========   ==========
Earnings per share:
Basic                                                         $.15         $.16         $.10
                                                              ====         ====         ====
Diluted                                                       $.13         $.14         $.10
                                                              ====         ====         ====

               The company had various potentially dilutive securities during the periods presented, including stock options and warrants. See Notes 6 and 7.

INTEREST AND OTHER INCOME

               Interest and other income is comprised as follows:

                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           2003       2002       2001
                                         --------   --------   --------
         Rental income                   $190,308   $174,227   $168,224
         Interest income from Medicore         --      2,957    122,867
         Interest income                   49,914     40,314     53,546
         Management fee income            320,580    191,213    115,715
         Other income                      36,944     31,011     57,110
                                         --------   --------   --------
                                         $597,746   $439,722   $517,462
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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

               In December, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition when voluntarily changing to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends FAS 123 disclosure requirements to require prominent disclosures in annual and interim financial statements about the method used to account for stock-based employee compensation and its effect on results of operations. We adopted the transition guidance and annual disclosure provisions of FAS 148 commencing 2002, and we have adopted the interim disclosure provision of FAS 148 commencing 2003. We are subject to the expanded disclosure requirements of FAS 148, but we do not expect FAS 148 to otherwise have a material impact on our consolidated results of operations, financial position or cash flows.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

NOTE 2--LONG-TERM DEBT

      Long-term debt is as follows:

                                                              DECEMBER 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
Development loan secured by land and building
   with a net book value of $336,000 at
   December 31, 2003. Monthly principal
   payments of $2,217 plus interest at 1% over
   the prime rate effective December 16, 2002
   with remaining balance due December 2,
   2007.                                              $  636,182      $  662,084

Mortgage note secured by land and building
   with a net book value of $896,000 at
   December 31, 2003. Interest of prime plus
   1/2% with a minimum rate of 6.0% effective
   December 16, 2002. Monthly payments of
   $6,800 including principal and interest
   with remaining balance due April, 2006.               714,979         752,619

Equipment financing agreement secured by
   equipment with a net book value of
   $1,749,000 at December 31, 2003. Monthly
   payments totaling approximately $59,000 as
   of December 31, 2003, including principal
   and interest, as described below, pursuant
   to various schedules extending through
   August, 2007 with interest at rates ranging
   from 4.13% to 10.48%.                               1,321,194       1,844,402
                                                      ----------      ----------
                                                       2,672,355       3,259,105
   Less current portion                                  575,000         532,000
                                                      ----------      ----------
                                                      $2,097,355      $2,727,105
                                                      ==========      ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 2--LONG-TERM DEBT--CONTINUED

               The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $636,000 at December 31, 2003 and $662,000 December 31, 2002.

               In April 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $715,000 at December 31, 2003 and $753,000 at December 31, 2002.

               The equipment financing agreement is for financing for kidney dialysis machines for the company's dialysis facilities. Additional financing totaled approximately $399,000 in 2002 and $752,000 in 2001, with no such financing in 2003. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows." See Note 14. The remaining principal balance under this financing amounted to approximately $1,321,000 at December 31, 2003 and $1,844,000 at December 31, 2002.

               The prime rate was 4.00% as of December 31, 2003 and 4.25% as of December 31, 2002.

               Scheduled maturities of long-term debt outstanding at December 31, 2003 are approximately: 2004- $575,000; 2005-$511,000; 2006-$954,000;
2007-$632,000, 2008-$--- thereafter $---. For interest payments, see Note 14.

               The company's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company's net worth, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3--INCOME TAXES

               The income tax provision consists of the following income tax expense (benefit) components:

                                   2003         2002           2001
                                ---------     ---------     ---------
     Current:
        Federal                 $ 602,906     $ 601,967     $ 360,000
        State                     264,305       115,213       138,078
                                ---------     ---------     ---------
                                  867,211       717,180       498,078
                                ---------     ---------     ---------

     Deferred:
        Federal                    28,000       274,000      (390,583)
        State                     (17,000)     (220,000)      (27,417)
                                ---------     ---------     ---------
                                   11,000        54,000      (418,000)
                                ---------     ---------     ---------
                                $ 878,211     $ 771,180     $  80,078
                                =========     =========     =========


               Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax liabilities and assets are as follows:

                                                            DECEMBER 31,
                                                     -----------------------
                                                        2003          2002
                                                     ---------     ---------
   Deferred tax liabilities:
            Depreciation and amortization            $ 285,000     $ 225,000
                                                     ---------     ---------
                 Total deferred tax liabilities        285,000       225,000
   Deferred tax assets:
            Accrued expenses                           111,000        93,000
            Bad debt allowance                         306,000       303,000
            Startup costs                               47,000        17,000
                                                     ---------     ---------
                 Subtotal                              464,000       413,000
   State net operating loss carryforwards              226,000       248,000
                                                     ---------     ---------
                 Total deferred tax assets             690,000       661,000
   Valuation allowance for deferred tax assets         (52,000)      (72,000)
                                                     ---------     ---------
   Deferred tax asset, net of valuation allowance      638,000       589,000
                                                     ---------     ---------
   Net deferred tax asset                            $ 353,000     $ 364,000
                                                     =========     =========

               A valuation allowance was provided that offsets a portion of the deferred tax assets recorded at December 31, 2003, as management believed that it was more likely than not that, based on the weight of the available evidence, that this portion of deferred tax assets would not be realized. The valuation allowance, which relates to state income tax net operating loss carryforwards, decreased by $20,000 during 2003.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3--INCOME TAXES--CONTINUED

               The reconciliation of income tax (benefit) attributable to income
(loss) before income taxes computed at the U.S. federal statutory rate is:

                                                       YEAR ENDED DECEMBER 31,
                                               -------------------------------------
                                                  2003         2002           2001
                                               ---------     ---------     ---------
Statutory tax rate (34%) applied to income
  (loss) before income taxes, minority
  interest and equity in affiliate earnings    $ 750,425     $ 702,874     $ 323,015

Adjustments due to:
  State taxes, net of federal benefit            189,116       103,101        57,003
  Change in valuation allowance                       --      (145,000)     (223,000)
  Non-deductible items                            11,197        11,982         8,146
  Prior year tax return accrual adjustment            --       (14,456)           --
  Other                                          (72,527)      112,679       (85,086)
                                               ---------     ---------     ---------
                                               $ 878,211     $ 771,180     $  80,078
                                               =========     =========     =========

               The company has equity positions in 13 limited liability companies ("LLC's"), each possessing a finite life. Based on their limited liability status, its members are not liable for the LLC's debts, liabilities, or obligations. Each LLC has complied with the criteria for tax treatment as a partnership. As a result, taxable income or loss is to be reported on each member's respective tax returns. Income and losses attributable to the company's equity position in these LLC's has been included as a component of retained earnings as of December 31, 2003.

               For income tax payments, see Note 14.

NOTE 4--TRANSACTIONS WITH PARENT

               Our parent provides certain financial and administrative services for us. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $200,000 for the years ended December 31, 2003, 2002 and 2001.

               As of December 31, 2003 we had an intercompany advance payable to our parent of approximately $234,000 which bears interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $2,000. Interest is included in the intercompany advance balance. Our parent has agreed not to require repayment of the intercompany advance balance prior to January 1, 2005; therefore, the advance has been classified as long-term at December 31, 2003.

               As of December 31, 2001, we had an intercompany advance receivable from our parent of approximately $201,000, which bore interest at the short-term Treasury Bill rate. Interest income on intercompany advances receivable was approximately $3,000 and $14,000 for the years ended December 31, 2002 and 2001, respectively. Interest is included in the intercompany advance balance. The advance was repaid during 2002.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 4--TRANSACTIONS WITH PARENT--CONTINUED

               During the year 2000, we made various loans to our parent which funds were, in turn, loaned by our parent to Linux Global Partners, Inc., a private company investing in Linux software companies, including its subsidiary, Xandros, Inc., which initiated marketing of a Linux desktop operating system in November, 2002. We extended the maturity of the loans to our parent, as our parent did with Linux Global Partners, in consideration for which we received shares of common stock of Linux Global Partners. Our ownership in Linux Global Partners is approximately 2%. In May and June, 2001, our parent repaid the outstanding loans and accrued interest due to us. Interest income on the notes receivable from the parent amounted to $109,000 for 2001.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

               For the years ended December 31, 2003, 2002 and 2001, respectively, the company paid premiums of approximately $425,000, $275,000 and $133,000 for insurance obtained through two persons, one a director of the parent, and the other a relative of an officer and director of the company and the parent.

               For the years ended December 31, 2003, 2002 and 2001, respectively, legal fees of $156,000, $156,000 and $144,000 were paid to an attorney who acts as general counsel and Secretary for the company and the parent and who is a director of the parent.

               The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51.3% ownership interest in DCA of Vineland and this physician's companies holding a combined 48.7% ownership interest of DCA of Vineland. See Note 12.

               In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

               In May 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President's stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $4,000, $5,000 and $4,000 for 2003, 2002 and 2001,
respectively.

               Minority members in subsidiaries in certain situations may fund their portion of required capital contributions by issuance of an interest bearing note payable to the company which the minority member may repay through their portion of capital distributions of the subsidiary. The 20% member in DCA of Chevy Chase, LLC funded approximately $223,000 in capital contributions during 2003 under a note accruing interest at prime plus 2%, with interest totaling approximately $9,000 during 2003, with

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5--OTHER RELATED PARTY TRANSACTIONS--CONTINUED

approximately $54,000 of distributions to the member applied against the note and accrued interest. These represent non cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14.

NOTE 6--STOCK OPTIONS

               In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003.

               In April, 1999, we adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of our officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options to date have been cancelled. In April, 2000, the 680,000 one-year options were exercised for which we received cash payment of the par value amount of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. Interest income on the notes amounted to approximately $26,000 each year for 2003, 2002 and 2001. All the notes were repaid with stock at fair market value on February 9, 2004. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002, leaving 644,286 of these options outstanding as of December 31, 2003. The exercise represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14.

               In January, 2001, the board of directors granted to our Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting at January, 2001 and 66,000 options vesting in equal annual increments on January 1 for each of the next four years.

               In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately with the remaining 120,000 options to vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by director bonuses accrued in 2002. The exercise represents a noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 14. As of December 31, 2003, an aggregate of 120,000 of these options had vested, of which 3,570 had been exercised.

               In March, 2002, the board of directors granted a five-year option to an officer for 60,000 shares exercisable at $1.58 per share through February 28, 2007. The option was to vest in equal annual increments of 15,000 shares on each February 28 from 2003 through 2006. The 15,000 options that had vested in February, 2003, were exercised by the officer in October, 2003, and the remaining 45,000 options expired unvested due to the July 31, 2003 resignation of the officer.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 6--STOCK OPTIONS--CONTINUED

               In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to our employees of which 11,000 were outstanding at December 31, 2003. Most of these options with respect to each individual employee are for 1,000 shares of common stock, with one option for 3,000 shares. These options are exercisable at $2.05 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 10,000 shares have been cancelled as a result of the termination of the employees holding those options, with 6,000 options having been cancelled during 2003.

               In June, 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares on each June 4 from 2004 to 2007.

               In August, 2003, the board of directors granted a three-year option to a director who serves on several of our committees including our audit committee, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares commencing on August 19, 2004.

               A summary of the company's stock option activity and related information for the years ended December 31 follows:

                                               2003                            2002                            2001
                                  ------------------------------  ------------------------------  -----------------------------
                                                WEIGHTED-AVERAGE                WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                    OPTIONS      EXERCISE PRICE    OPTIONS       EXERCISE PRICE    OPTIONS      EXERCISE PRICE
                                  ----------     -------------    ----------     -------------    ----------    -------------
Outstanding-beginning of year      1,367,000                       1,410,000                         930,000
Granted                               60,000     $        1.88        81,000     $        2.05       480,000    $         .67
Cancellations                        (51,000)    $        1.63      (124,000)    $         .67            --               --
Exercised                           (184,284)    $         .73            --                --            --               --
Expired                                   --                --            --                --            --               --
                                  ----------                      ----------                      ----------
Outstanding-end of year            1,191,716                       1,367,000                       1,410,000
                                  ==========                      ==========                      ==========

Outstanding-end of year:
   August 2003 options                10,000     $        2.25            --                --            --               --
   June 2003 options                  50,000     $        1.80            --                --            --               --
   May 2002 options                   11,000     $        2.05        17,000     $        2.05            --               --
   March 2002 options                     --                --        60,000     $        1.58            --               --
   September 2001 options            146,430     $         .75       150,000     $         .75       150,000    $         .75
   January 2001 options              330,000     $         .63       330,000     $         .63       330,000    $         .63
   April 1999 options                644,286     $         .63       800,000     $         .63       920,000    $         .63
   June 1998 options                      --                --        10,000     $        1.13        10,000    $        1.13
                                  ----------                      ----------                      ----------
                                   1,191,716                       1,367,000                       1,410,000
                                  ==========                      ==========                      ==========

Outstanding and exercisable
   end of year:
   September 2001 options             90,000     $         .75        60,000     $         .75        30,000    $         .75
   January 2001 options              198,000     $         .63       132,000     $         .63        66,000    $         .63
   April 1999 options                644,286     $         .63       800,000     $         .63       920,000    $         .63
   June 1998 options                      --                --        10,000     $        1.13        10,000    $        1.13
                                  ----------                      ----------                      ----------
                                     932,286                       1,002,000                       1,026,000
                                  ==========                      ==========                      ==========
Weighted-average fair value of
   options granted during the year     $1.41                           $1.28                            $.31
                                       =====                           =====                            ====

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 6--STOCK OPTIONS--CONTINUED

               The remaining contractual life at December 31, 2003 is 4.4 years for the June, 2003 options, 2.7 years for the August, 2003 options, 3.4 years for the May, 2002 options, 2.7 years for the September, 2001 options, 2 years for the January, 2001 options and .3 years for the April, 1999 options.

               The company has 1,191,716 shares reserved for issuance, including: 644,286 shares for the April, 1999 options, 330,000 shares for the January, 2001 options, 146,430 shares for the September, 2001 options, 11,000 shares for the May, 2002 options, 50,000 shares for the June, 2003 options and 10,000 shares for the August, 2003 options. All options were issued at fair market value on date of grant.

               The number and exercise price of the options have been adjusted based upon a two-for-one stock split effected by the company in February, 2004. See Note 15.

NOTE 7--COMMON STOCK

               Pursuant to a 1996 public offering 2,300,000 shares of common stock were issued, including 300,000 shares from exercise of the underwriters overallotment option, and 4,600,000 redeemable common stock purchase warrants to purchase one common share each at an exercise price of $2.25 originally exercisable through April 16, 1999, and extended to June 30, 2000, at which time the remaining options expired. During 2000, approximately 340,000 warrants were exercised with net proceeds to the company of approximately $765,000. The underwriters received options to purchase 200,000 units each consisting of one share of common stock and two common stock purchase warrants, the options exercisable at $2.25 per unit from April 17, 1997 through their expiration on April 16, 2001, for a total of 200,000 shares of common stock and 400,000 common stock purchase warrants exercisable at $2.70 per share. All of the options and warrants expired unexercised.

NOTE 8--COMMITMENTS

               The company has leases on facilities housing its dialysis operations. The aggregate lease commitments at December 31, 2003 are approximately: 2004-$1,009,000; 2005-$941,000; 2006-$913,000; 2007-$781,000;
2008-$750,000; thereafter-$1,969,000. Total rent expense was approximately $778,000, $521,000 and $316,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

               Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and its parent established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee's contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 8--COMMITMENTS--CONTINUED

               Stephen W. Everett, CEO, President and director of the company, has a five-year employment contract through December 31, 2005, currently at an annual salary of $180,000. His compensation will increase in fiscal 2005 by an amount equal to the lesser of 3% of pre-tax profits or $10,000. The employment agreement also provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a one-year non-compete within the United States.

NOTE 9--REPURCHASE OF COMMON STOCK

               In September, 2000, the company announced its intent to repurchase up to 600,000 shares of its common stock at current market prices. The company repurchased and cancelled approximately 154,000 shares in the fourth quarter of 2000 with a repurchase cost of approximately $65,000, and a total of approximately 185,000 shares at a cost of approximately $98,000 during 2001 and a total of approximately 21,000 shares at a cost of approximately $42,000 during 2003.

NOTE 10--CAPITAL EXPENDITURES AND DEPRECIATION

      Capital expenditures and depreciation
         expense were as follows:
                                       2003          2002          2001
                                    ----------    ----------    ----------
            Capital expenditures    $1,656,000    $1,326,000    $1,985,000
                                    ==========    ==========    ==========
            Depreciation expense    $1,184,000    $1,060,000    $  805,000
                                    ==========    ==========    ==========

NOTE 11--ACQUISITIONS

               In August 2001, the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000 of which $300,000 was paid in August, 2001 and $300,000 was paid in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom the company acquired the minority interest has agreements to act as medical director of two other subsidiaries of the company. See Note 1.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 11--ACQUISITIONS--CONTINUED

               During the second quarter of 2003, we acquired the assets of a Georgia dialysis center and the 30% minority interests in each of two of our existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is payable in June, 2004, which has been presented as a current liability as of December 31, 2003. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. Our decision to make these acquisitions was based on our expectation of profitability resulting from management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of three other of our Georgia dialysis facilities. See Note 1.

NOTE 12--LOAN TRANSACTIONS

               We customarily fund the establishment and operations of our dialysis facility subsidiaries, usually until they become self-sufficient, including subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for our subsidiaries provide for cash flow and other proceeds to first pay any such financing that we provide, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the medical director of DCA of Vineland acquired an interest in DCA of Vineland for $203,000, which was applied to reduce our loan. The outstanding principal indebtedness of this loan was approximately $425,000 at December 31, 2003 and $347,000 at December 31, 2002. See Note 5.

NOTE 13--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

               The following summarizes certain quarterly operating data:

                            Year Ended December 31, 2003            Year Ended December 31, 2002
                      -------------------------------------   --------------------------------------
                      March 31  June 30   Sept. 30  Dec. 31   March 31  June 30   Sept. 30   Dec. 31
                      -------    ------    ------    ------   -------    ------    ------    ------
                                            (In thousands except per share data)
Net Sales              $6,738    $7,424    $7,535    $7,979    $5,488    $6,315    $6,698    $6,661
Gross profit            2,535     2,907     2,829     3,184     2,093     2,598     2,718     2,686
Net income                156       220       308       466       162       339       393       348
Earnings per shares:
    Basic                $.02      $.03      $.04      $.06      $.02      $.04      $.05      $.04
    Diluted              $.02      $.03      $.04      $.05      $.02      $.04      $.05      $.04


               Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

               The following represents non-cash financing and investing activities and other cash flow information:

                                                        2003         2002         2001
                                                     ----------   ----------   ----------
Interest paid (see Note 2)                           $  189,000   $  234,000   $  152,000
Income taxes paid (see Note 3)                          777,000    1,234,000      123,000
Equipment financing (see Note 2)                             --      399,000      752,000
Options exercise bonus (see Note 6)                     100,000           --           --
Subsidiary minority member capital
   contributions funded by notes (see Note 5)           223,000           --           --
Subsidiary minority member distributions applied
   against notes and accrued interest (see Note 5)       54,000           --           --

NOTE 15--SUBSEQUENT EVENTS

               The board of directors declared a two-for-one stock split with respect to the company's 3,968,772 shares of outstanding common stock. The record date of the split was January 28, 2004; the distribution date was February 9, 2004; and the date Nasdaq reported the adjusted price of the common stock was February 10, 2004. The two-for-one stock split increased the outstanding shares of common stock at that time to 7,937,544 shares. The split also required adjustment in the outstanding stock options by doubling the number of shares obtainable upon exercise, and halving the exercise price of the options. See Note 6.

               On March 17, 2004, the company issued a demand promissory note to its parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate at the time of each advance. As of that date the company had borrowed approximately $485,000.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIALYSIS CORPORATION OF AMERICA, INC. AND SUBSIDIARIES
DECEMBER 31, 2003

------------------------------------------------------------------------------------------------------------------------------------
                   COL. A                            COL. B                     COL. C                    COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Additions
                                                   Balance at  Additions (Deductions)    Charged to    Other Changes      Balance
                                                   Beginning   Charged (Credited) to   Other Accounts   Add (Deduct)     at End of
               Classification                      Of Period     Cost and Expenses        Describe        Describe        Period
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:
   Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts         $ 831,000          $ 290,000                         $(336,000)(1)    $ 785,000
      Valuation allowance for deferred tax asset      72,000            (20,000)                               --           52,000
                                                   ---------          ---------                         ---------        ---------
                                                   $ 903,000          $ 270,000                         $(336,000)       $ 837,000
                                                   =========          =========                         =========        =========

YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted
      from asset accounts:
      Allowance for uncollectable accounts         $ 727,000          $ 721,000                         $(617,000)(1)    $ 831,000
     Valuation allowance for deferred tax asset      217,000           (145,000)                               --           72,000
                                                   ---------          ---------                         ---------        ---------
                                                   $ 944,000          $ 576,000                         $(617,000)       $ 903,000
                                                   =========          =========                         =========        =========

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

                                    EXHIBITS

                                       TO

                         DIALYSIS CORPORATION OF AMERICA
     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


10.3 Renewal of Lease between the Company and DCA of Lemoyne, Inc.(1) dated December 30, 2004.

10.8 Renewal of Lease between DCA of Manahawkin, Inc.(5) and William P. Thomas dated February 20, 2004.

10.46 Demand Promissory Note from the Company to Medicore, Inc. dated March 1, 2004.

21       Subsidiaries of the Company.

31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.