Form 10-Q
period 2004-03-31
DIALYSIS CORP OF AMERICA
filed 2004-05-17
CIK 201653

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527

                         DIALYSIS CORPORATION OF AMERICA
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

      Indicate by check (check) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| or No |_|

      Indicate by check (check) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| or No |X|

Common Stock Outstanding

      Common Stock, $.01 par value - 8,485,815 shares as of April 30, 2004.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
                ------------------------------------------------

                                      INDEX

PART I -- FINANCIAL INFORMATION
------    ---------------------

      The Consolidated Condensed Financial Statements (Unaudited) for the three months ended March 31, 2004 and March 31, 2003, include the accounts of the Registrant and its subsidiaries.

Item 1.  Financial Statements
-------  --------------------

      1) Consolidated Condensed Statements of Income for the three months ended March 31, 2004 and March 31, 2003.

      2) Consolidated Condensed Balance Sheets as of March 31, 2004 and December 31, 2003.

      3) Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2004 and March 31, 2003.

      4) Notes to Consolidated Condensed Financial Statements as of March 31, 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------  ----------------------------------------------------------

Item 4.  Controls and Procedures
-------  -----------------------


PART II -- OTHER INFORMATION
-------    -----------------

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
-------  ---------------------------------------------------------------------
         Securities
         ----------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                       2004            2003
                                                    -----------     -----------
Operating revenues:
    Medical service revenue                         $ 8,409,524     $ 6,737,951
    Other income                                         73,060         217,045
                                                    -----------     -----------
                                                      8,626,569       6,811,011
Operating cost and expenses:
    Cost of medical services                          5,162,222       4,202,613
    Selling, general and administrative expenses      2,795,470       2,148,446
    Provision for doubtful accounts                     148,295          95,898
                                                    -----------     -----------
                                                      8,105,987       6,446,957
                                                    -----------     -----------

Operating income                                        520,582         364,054

Other income (expense):
Interest income on officer/director note                    961           1,128
Interest (expense) on note payable to parent             (3,018)             --
Other income, net                                        22,294          13,093
                                                    -----------     -----------

Income before income taxes, minority interest
   and equity in affiliate earnings                     540,819         378,275

Income tax provision                                    216,108         183,265
                                                    -----------     -----------

Income before minority interest and equity in
   affiliate earnings                                   324,711         195,010

Minority interest in income
   of consolidated subsidiaries                         (55,832)        (54,786)

Equity in affiliate earnings                             19,033          15,419
                                                    -----------     -----------

         Net income                                 $   287,912     $   155,643
                                                    ===========     ===========

Earnings per share:
      Basic                                         $       .04     $       .02
                                                    ===========     ===========
      Diluted                                       $       .03     $       .02
                                                    ===========     ===========

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         2004          2003(A)
                                                                     ------------    ------------
                                       ASSETS                         (Unaudited)
Current assets:
  Cash and cash equivalents                                          $  1,681,496    $  1,515,202
  Accounts receivable, less allowance
   of $812,000 at March 31, 2004;
   $785,000 at December 31, 2003                                        5,144,970       4,913,318
  Inventories                                                           1,247,022       1,043,710
  Deferred income taxes                                                   423,000         412,000
  Officer loan and interest receivable                                    108,464         107,503
  Prepaid expenses and other current assets                             1,314,039       1,392,721
                                                                     ------------    ------------
             Total current assets                                       9,918,991       9,384,454
                                                                     ------------    ------------

Property and equipment:
  Land                                                                    376,211         376,211
  Buildings and improvements                                            2,333,589       2,332,904
  Machinery and equipment                                               7,061,150       6,039,256
  Leasehold improvements                                                4,004,483       3,548,875
                                                                     ------------    ------------
                                                                       13,775,433      12,297,246
  Less accumulated depreciation and amortization                        5,357,023       5,030,550
                                                                     ------------    ------------
                                                                        8,418,410       7,266,696
                                                                     ------------    ------------

Goodwill                                                                2,291,333       2,291,333
Other assets                                                              679,146         661,891
                                                                     ------------    ------------
           Total other assets                                           2,970,479       2,953,224
                                                                     ------------    ------------
                                                                     $ 21,307,880    $ 19,604,374
                                                                     ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  1,671,946    $  1,167,213
  Accrued expenses                                                      3,487,882       3,170,269
  Note and accrued interest payable to parent                             487,170
  Current portion of long-term debt                                       601,000         575,000
  Income taxes payable                                                    220,477          28,949
  Payable minority interest acquisition                                   670,000         670,000
                                                                     ------------    ------------
           Total current liabilities                                    7,138,475       5,611,431

Advances from parent                                                      285,495         234,094
Long-term debt, less current portion                                    1,960,136       2,097,355
Deferred income taxes                                                          --          59,000
                                                                     ------------    ------------
           Total liabilities                                            9,384,106       8,001,880
                                                                     ------------    ------------

Minority interest in subsidiaries                                         639,879         632,177

Commitments

Stockholders' equity:
   Common stock, $.01 par value, authorized 20,000,000 shares:
     8,485,815 shares issued and outstanding at March 31, 2004;
     7,937,544 shares issued and outstanding at December 31, 2003          84,858          79,376
  Capital in excess of par value                                        4,837,535       5,238,952
  Retained earnings                                                     6,361,502       6,073,589
  Notes receivable from options exercised                                      --        (421,600)
                                                                     ------------    ------------
           Total stockholders' equity                                  11,283,895      10,970,317
                                                                     ------------    ------------
                                                                     $ 21,307,880    $ 19,604,374
                                                                     ============    ============

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March, 2004.

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    -----------------------------
                                                                        2004             2003
                                                                    ------------     ------------
Operating activities:
  Net income                                                        $    287,912     $    155,643
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                                       330,486          271,821
      Amortization                                                           579              578
      Bad debt expense                                                   148,295           95,898
      Deferred income tax benefit                                        (70,000)              --
      Minority interest                                                   55,832           54,786
      Equity in affiliate earnings                                       (19,033)         (15,419)
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                             (379,947)        (532,488)
        Inventories                                                     (203,312)         (92,769)
        Interest receivable on officer loan                                 (961)          (1,128)
        Prepaid expenses and other current assets                        (21,148)         781,149
        Accounts payable                                                 504,733         (505,143)
        Accrued interest on note payable to parent                         2,162               --
        Accrued expenses                                                 437,709          (27,677)
        Income taxes payable                                             191,528               --
                                                                    ------------     ------------
          Net cash provided by operating activities                    1,264,835          185,251
                                                                    ------------     ------------

Investing activities:
  Additions to property and equipment, net of minor disposals         (1,482,200)        (573,674)
  Distribution from affiliate                                             20,400           77,000
  Other assets                                                            (4,998)           8,554
                                                                    ------------     ------------
          Net cash used in investing activities                       (1,466,798)        (488,120)
                                                                    ------------     ------------

Financing activities:
  Advances from parent                                                    51,401           68,458
  Note payable to parent                                                 485,008               --
  Payments on long-term debt                                            (111,219)        (145,115)
  Exercise of stock options                                                5,400               --
  Capital contributions by subsidiaries' minority members                     --            4,000
  Distribution to subsidiary minority members                            (62,333)         (46,600)
                                                                    ------------     ------------
          Net cash provided by (used in) financing activities            368,257         (119,257)
                                                                    ------------     ------------

Increase (decrease) in cash and cash equivalents                         166,294         (422,126)

Cash and cash equivalents at beginning of period                       1,515,202        2,571,916
                                                                    ------------     ------------

Cash and cash equivalents at end of period                          $  1,681,496     $  2,149,790
                                                                    ============     ============

See notes to consolidated condensed financial statements.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company operates 19 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including the management of each of a 40% owned Ohio affiliate and an unaffiliated Georgia center, and has one dialysis facility under construction; has agreements to provide inpatient dialysis treatments to eight hospitals; and provides supplies and equipment for dialysis home patients. See "Consolidation."

CONSOLIDATION

      The consolidated condensed financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the "company." Intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2004, the company is a 57% owned subsidiary of Medicore, Inc., its parent. The company has a 40% interest in an Ohio dialysis center which it manages, which is accounted for on the equity method and not consolidated for financial reporting purposes.

STOCK SPLIT

      On January 28, 2004, the company effected a two-for-one stock split. All share and per share data in the consolidated condensed financial statements and notes have been adjusted to reflect the two-for-one split.

ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      The company's principal estimates are for estimated uncollectible accounts receivable as provided for in its allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. The company's estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

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

CREDIT RISK

      The company's primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 65% of receivables at March 31, 2004 and 59% at December 31, 2003.

INVENTORIES

      Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

      Prepaid expenses and other current assets is comprised as follows:

                                                 MARCH 31,    DECEMBER 31,
                                                   2004          2003
                                                ----------    ----------
Vendor volume discounts receivable              $  517,520    $  610,150
Prepaid expenses                                   436,400       478,079
Receivable from management service contracts        73,865       130,916
Other                                              286,254       173,576
                                                ----------    ----------
                                                $1,314,039    $1,392,721
                                                ==========    ==========

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

ACCRUED EXPENSES

      Accrued expenses is comprised as follows:

                               MARCH 31,    DECEMBER 31,
                                 2004          2003
                              ----------    ----------
Due to insurance companies    $1,985,959    $1,759,397
Accrued compensation             867,717       985,330
Other                            634,206       425,542
                              ----------    ----------
                              $3,487,882    $3,170,269
                              ==========    ==========

VENDOR CONCENTRATION

      The company purchases erythropoietin (EPO) from one supplier which comprised 37% of the company's cost of sales for the first quarter of 2004 and for the same period of the preceding year. There is only one supplier of EPO in the United States, and this supplier has recently received FDA approval for an alternative product available for dialysis patients. There are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO comprised 29% of medical service revenue for the first quarter of 2004 and 28% for the same period of the preceding year.

REVENUE RECOGNITION

      Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

GOODWILL

      Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August, 2001 and June, 2003, and the goodwill resulting from the company's acquisition of Georgia dialysis centers in April, 2002 and April, 2003, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing has indicated no impairment for goodwill. See Note 9.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INCOME TAXES

      Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

STOCK-BASED COMPENSATION

      The company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (FAS 148). Under APB 25, because the exercise price of the company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

      Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.25%, 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of 1.05, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

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

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
Net income, as reported                               $  287,912    $  155,643

Stock-based employee compensation expense under
     fair value method, net of related tax effects       (17,162)      (15,414)
                                                      ----------    ----------
Pro forma net income                                  $  270,750    $  140,229
                                                      ==========    ==========

Earnings per share:
     Basic, as reported                               $      .04    $      .02
                                                      ==========    ==========
     Basic, pro forma                                 $      .03    $      .02
                                                      ==========    ==========
     Diluted, as reported                             $      .03    $      .02
                                                      ==========    ==========
     Diluted, pro forma                               $      .03    $      .02
                                                      ==========    ==========

EARNINGS PER SHARE

      Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, consisting of stock options, calculated using the treasury stock method and average market price.

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                           2004          2003
                                                        ----------    ----------
Net income                                              $  287,912    $  155,643
                                                        ==========    ==========

Weighted average shares-denominator basic computation    8,158,058     7,895,036
Effect of dilutive stock options                           763,894       784,864
                                                        ----------    ----------
Weighted average shares, as adjusted-denominator
   diluted computation                                   8,921,952     8,679,900
                                                        ==========    ==========

Earnings per share:
Basic                                                   $      .04    $      .02
                                                        ==========    ==========
Diluted                                                 $      .03    $      .02
                                                        ==========    ==========

      The company had various potentially dilutive securities during the periods presented, consisting of stock options. See Note 7.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

OTHER INCOME

Operating:

      Other operating income is comprised as follows:

                            THREE MONTHS ENDED
                                 MARCH 31,
                         ------------------------
                            2004          2003
                         ----------    ----------
Management fee income    $   82,862    $   73,060
Litigation settlement       134,183            --
                         ----------    ----------
                         $  217,045    $   73,060
                         ==========    ==========

Non-operating:

      Other non-operating income (expense) is comprised as follows:

                        THREE MONTHS ENDED
                             MARCH 31,
                     -------------------------
                        2004           2003
                     ----------     ----------
Rental income        $   46,663     $   44,002
Interest income           8,589         11,815
Interest (expense)      (42,597)       (53,786)
Other                     9,639         11,062
                     ----------     ----------
Other income, net    $   22,294     $   13,093
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

RECLASSIFICATION

      Certain prior year amounts have been reclassified to conform with the current year's presentation.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 2--INTERIM ADJUSTMENTS

      The financial summaries for the three months ended March 31, 2004 and March 31, 2003 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

      While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the company's audited financial statements for the year ended December 31, 2003.

NOTE 3--LONG-TERM DEBT

      The company, through its subsidiary, DCA of Vineland, LLC, and pursuant to a December 3, 1999 loan agreement, obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1 1/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter with an interest rate of 5% at March 31, 2004 and December 31, 2003, secured by a mortgage on the company's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002 and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $630,000 at March 31, 2004 and $636,000 at December 31, 2003.

      In April 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002, with an interest rate of 6% at March 31, 2004, and December 31, 2003. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $705,000 at March 31, 2004, and $715,000 at December 31, 2003.

      The equipment financing agreement is for financing for kidney dialysis machines for the company's dialysis facilities. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, "Statement of Cash Flows." There was no financing under this agreement during the first quarter of 2004 or the first quarter of 2003. The remaining principal balance under this financing amounted to approximately $1,226,000 at March 31, 2004, and $1,321,000 at December 31, 2003.

      The prime rate was 4.00% as of March 31, 2004, and December 31, 2003. For interest payments, see Note 11.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 3--LONG-TERM DEBT--CONTINUED

      The company's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company's net worth, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at March 31, 2004, and December 31, 2003.

NOTE 4--INCOME TAXES

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

      For income tax payments, see Note 11.

NOTE 5--TRANSACTIONS WITH PARENT

      The company's parent provides certain financial and administrative services for the company. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $50,000 for the three months ended March 31, 2004 and for the same period of the preceding year.

      The company had an intercompany advance payable to its parent of approximately $285,000 at March 31, 2004 and $234,000 at December 31, 2003 which bears interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $1,000 for the three months ended March 31, 2004. Interest is included in the intercompany advance balance. The company's parent has agreed not to require repayment of the intercompany advance balance prior to April 1, 2005; therefore, the advance has been classified as long-term at March 31, 2004.

      On March 17, 2004, the company issued a demand promissory note to its parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate at the time of each advance. The company borrowed approximately $485,000 under this note during the first quarter of 2004 with an interest rate of 5.25%. Interest expense on the note amounted to approximately $2,000 for the first quarter of 2004, which represented the amount of accrued interest payable as of March 31, 2004.

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

      The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of the company in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in the company holding a 51.% ownership interest in DCA of Vineland and this physician's companies holding a combined 49% ownership interest of DCA of Vineland.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 6--OTHER RELATED PARTY TRANSACTIONS--CONTINUED

      In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin). Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

      In May, 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President's stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $ 1,000 for the three months ended March 31, 2004 and for the same period of the preceding year.

      Minority members in subsidiaries in certain situations may fund their portion of required capital contributions by issuance of an interest bearing note payable to the company which the minority member may repay through their portion of capital distributions of the subsidiary. The 20% member in DCA of Chevy Chase, LLC funded approximately $30,000 in capital contributions during the first quarter of 2004, with no such contributions during the same period of the preceding year, under a note accruing interest at prime plus 2%, with interest totaling approximately $3,000 for the three months ended March 31, 2004, with approximately $16,000 of distributions to the member applied against the note and accrued interest during the first quarter of 2004, with no such distributions during the same period of the preceding year. These represent noncash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, "Statement of Cash Flows." See Note 11.

NOTE 7--STOCK OPTIONS

      In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003 with the company receiving an $11,250 cash payment for the exercise price.

      In April, 1999, we adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of our officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options to date have been cancelled. In April, 2000, the 680,000 one-year options were exercised for which we received cash payment of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. All the notes were repaid with stock at fair market value on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the three months ended March 31, 2004, and $6,000 for the same period of the preceding year. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 7--STOCK OPTIONS--CONTINUED

for $98,941 with the exercise price satisfied by payment of 18,152 shares to the company for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the payment of 54,223 shares to the company. The exercises and share payments to the company represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 11.

      In January, 2001, the board of directors granted to our Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting at January, 2001, and 66,000 options vesting in equal annual increments on January 1 for each of the next four years. In January, 2004, 56,384 of these options were exercised for $35,240 with the exercise price satisfied by a director bonus accrued in 2003.

      In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately with the remaining 120,000 options to vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by director bonuses accrued in 2003. These exercises represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 11. In January, 2004, 7,200 of these options were exercised with the company receiving a $5,400 cash payment for the exercise price leaving 134,654 of these options outstanding as of March 31, 2004. As of March 31, 2004, an aggregate of 120,000 of these options had vested, of which 15,346 have been exercised.

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

      In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to the company's employees of which 11,000 were outstanding at March 31, 2004. Most of these options with respect to each individual employee are for 1,000 shares of common stock, with one option for 3,000 shares. These options are exercisable at $2.05 per share through May 28, 2007, with all options vesting on May 29, 2004. Options for 10,000 shares have been cancelled as a result of the termination of the employees holding those options, with 6,000 options having been cancelled during 2003.

      In June, 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares on each June 4 from 2004 to 2007.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 7--STOCK OPTIONS--CONTINUED

      In August, 2003, the board of directors granted a three-year option to a director who serves on several of the company's committees including the audit committee, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares commencing on August 19, 2004.

      In January, 2004, the board of directors granted a five year option to an employee for 20,000 shares exercisable at $3.09 per share through January 12, 2009. The option vests in annual increments of 5,000 shares on each January 13 from 2005 through 2008.

      On January 28, 2004, the company effected a two-for-one stock split of its outstanding common stock. All option amounts and exercise prices have been adjusted to reflect the stock split. Split-adjusted option exercise prices resulting in a fraction of a cent have been rounded up to the nearest cent for purposes of these notes to the financial statements of the company.

NOTE 8--COMMITMENTS

      Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and its parent established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee's contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. The company's expense for employer matching contributions amounted to approximately $600 for the three months ended March 31, 2004, with no matching contributions for the same period of the preceding year.

NOTE 9--ACQUISITIONS

      In August, 2001, the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000 of which $300,000 was paid in August, 2001 and $300,000 was paid in August, 2002. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom the company acquired the minority interest has agreements to act as medical director of one other dialysis subsidiary of the company. See Note 1.

      In April, 2002, the company acquired a dialysis center in Royston, Georgia for $550,000. This transaction resulted in $400,000 of goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center's operations prior to making the acquisition. See Note 1.

                DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 9--ACQUISITIONS--CONTINUED

      During the second quarter of 2003, the company acquired the assets of a Georgia dialysis center and the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid and $670,000 is payable in June, 2004, which has been presented as a current liability as of March 31, 2004. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make these acquisitions was based on its expectation of profitability resulting from management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of two other of the company's Georgia dialysis facilities. See Note 1.

NOTE 10--LOAN TRANSACTIONS

      The company customarily funds the establishment and operations of its dialysis facility subsidiaries, usually until they become self-sufficient, including subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing that the company provides, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the medical director of DCA of Vineland acquired an interest in DCA of Vineland for $203,000, which was applied to reduce the company's loan. The outstanding principal indebtedness of the company's loan was approximately $340,000 at March 31, 2004 and $425,000 at December 31, 2003. See Note 6.

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

      The following represents non-cash financing and investing activities and other cash flow information:

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    2004          2003
                                                                 ----------    ----------
Interest paid (see Note 3)                                       $   41,000    $   44,000
Income taxes paid (see Note 4)                                       97,000       197,000
Options exercise bonus (191,238 shares 2004;
         159,284 shares 2003) (see Note 7)                          120,000       100,000
Subsidiary minority member capital
         contributions funded by notes (see Note 6)                  30,000            --
Subsidiary minority member distributions applied
         against notes and accrued interest (see Note 6)             16,000            --
Share payment (514,008 options exercised; 72,375 shares paid)
         for stock option exercises (see Note 7)                    321,000            --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

      Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our unaudited consolidated condensed financial statements, including the notes, included elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

      Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 19 outpatient dialysis centers, including a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also know as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of eight hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis through method II services, the latter relating to providing patients with supplies and equipment.

      The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

                      THREE MONTHS ENDED MARCH 31,
                      ----------------------------
                          2004           2003
                        --------       --------
     In center            27,749         22,985
     Home peritoneal       1,834          1,662
     Acute                 2,179          2,072
                        --------       --------
                          31,762(1)      26,719(1)

_______________

      (1) Treatments by the two managed centers included: in-center treatments of 2,883 and 2,426 respectively, for the three months ended March 31, 2004 and March 31, 2003; no home peritoneal treatments; and acute treatments of 12 and 53, respectively, for the three months ended March 31, 2004 and March 31, 2003.

      We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients. EPO is currently available from only one manufacturer, and no alternative drug has been available to us for the treatment of anemia in our dialysis patients. If our available supply of EPO were reduced either by the manufacturer or due to excessive demand, our revenues and net income would be adversely affected. The manufacturer of EPO could implement price increases which would adversely affect our net income. This manufacturer has developed another anemia drug that could possibly substantially reduce our revenues and profit from the treatment of anemia in our patients.

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

      Approximately 57% of our medical service revenues were derived from Medicare and Medicaid reimbursement for the three months ended March 31, 2004, compared to 58% for the same period of the preceding year, with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

      The following table shows the breakdown of our revenues by type of payor for the periods presented:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                       2004       2003
                                                      ------     ------
     Medicare                                            49%        49%
     Medicaid and comparable programs                     8          9
     Hospital inpatient dialysis services                 7         10
     Commercial insurers and other private payors        36         32
                                                      ------     ------
                                                        100%       100%
                                                      ======     ======

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

                                          THREE MONTHS ENDED MARCH 31,
                                     ---------------------------------------
                                           2004                  2003
                                     -----------------     -----------------
Outpatient hemodialysis services     $4,087         49%    $3,309         49%
Home peritoneal dialysis services       411          5        289          4
Inpatient hemodialysis services         589          7        532          8
Ancillary services                    3,323         39      2,608         39
                                     ------     ------     ------     ------
                                     $8,410        100%    $6,738        100%
                                     ======     ======     ======     ======

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

RESULTS OF OPERATIONS

      The following table shows our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

                                                            THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------
                                                         2004                       2003
                                                 ---------------------      ---------------------
Medical service revenue                          $  8,410        100.0%     $  6,738        100.0%
Other income                                          217          2.6%           73          1.1%
                                                 --------     --------      --------     --------
Total operating revenues                            8,627        102.6%        6,811        101.1%

Cost of medical services                            5,162         61.4%        4,203         62.4%
Selling, general and administrative expenses        2,796         33.2%        2,148         31.9%
Provision for doubtful accounts                       148          1.8%           96          1.4%
                                                 --------     --------      --------     --------
Total operating costs and expenses                  8,106         96.4%        6,447         95.7%
                                                 --------     --------      --------     --------

Operating income                                      521          6.2%          364          5.4%

Other, net                                             20           .2%           14           .2%
                                                 --------     --------      --------     --------

Income before income taxes, minority interest
   and equity in affiliate earnings                   541          6.4%          378          5.6%

Income tax provision                                  216          2.6%          183          2.7%
                                                 --------     --------      --------     --------

Income before minority interest and
   equity in affiliate earnings                       325          3.9%          195          2.9%

Minority interest in income of
   consolidated subsidiaries                          (56)        (0.7%)         (55)        (0.8%)

Equity in affiliate earnings                           19          0.2%           16          0.2%
                                                 --------     --------      --------     --------

         Net income                              $    288          3.4%     $    156          2.3%
                                                 ========     ========      ========     ========

      Medical service revenues increased approximately $1,672,000 (25%) for the three months ended March 31, 2004, compared to the same period of the preceding year with the increase largely attributable to a 19% increase in total dialysis treatments performed by us from 24,240 during the first quarter of 2003 to 28,867 during the first quarter of 2004. This increase reflects increased revenues of approximately $401,000 for our Pennsylvania dialysis centers, increased revenues of $32,000 for our New Jersey centers, increased revenues of $292,000 for our Georgia centers, increased revenues of approximately $405,000 for our Maryland center; and increased revenues of approximately $335,000 for our Ohio center; revenues of approximately $135,000 for our new Virginia center; and revenues of approximately $72,000 for our new South Carolina center. Other operating income increased by approximately $144,000 for the three months ended March 31, 2004 compared to the same period of the preceding year. This includes a litigation settlement of $134,000 and an increase in management fee income of $10,000 pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and our unaffiliated Georgia center.

      Cost of medical services sales as a percentage of sales decreased to 61% for the three months ended March 31, 2004, compared to 62% for the same period of the preceding year, largely due to a decrease in payroll costs as a percentage of medical service sales.

      Approximately 29% of our medical services revenues for the three months ended March 31, 2004 was derived from the administration of EPO to our dialysis patients compared to 28% for the same period of the preceding year. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases.

      Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $647,000 for the three months ended March 31, 2004, compared to the same period of the preceding year. This increase reflects operations of our new dialysis centers in Pennsylvania, South Carolina and Virginia, and a center under construction in Maryland, and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenues increased to approximately 33% for the three months ended March 31, 2004, compared to 32% for the same period of the preceding year, including expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

      Provision for doubtful accounts increased approximately $52,000 for the three months ended March 31, 2004 compared to the same period of the preceding year. Medicare bad debt recoveries of $30,000 were recorded during the first quarter of 2003 with no such recoveries recorded during the first quarter of 2004. Without the effect of the Medicare bad debt recoveries the provision would have amounted to 2% of sales for the three months ended March 31, 2004 and for the same period of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

      Other non-operating income (expense) increased approximately $9,000 for the three months ended March 31, 2004, compared to the same period of the preceding year. This includes a decrease in interest income of $3,000; an increase in rental income of $3,000; an increase in miscellaneous other income of $2,000; and a decrease in interest expense of $11,000, reflecting lower average interest rates on variable rate debt and reduced average borrowings. Interest expense to our parent, Medicore, Inc., increased $3,000 for the three months ended March 31, 2004 compared to the same period of the preceding year as a result of an increase in the intercompany advance payable to our parent and borrowings under a demand promissory note payable to our parent. The prime rate was 4.00% at March 31, 2004, and December 31, 2003. See Notes 1, 3 and 5 of "Notes to the Consolidated Condensed Financial Statements."

      Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

      We experienced same-center growth in total treatments of approximately 14% for the first quarter of 2004 compared to the same period of the preceding year, and same-center revenues grew approximately 19%. Management continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, we are reviewing technological improvements and intend to make capital investments to the extent we are confident such improvements will improve patient care and operating performance.

      Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio affiliate whose operating results improved for the three months ended March 31, 2004 compared to the same period of the preceding year.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital totaled approximately $2,780,000 at March 31, 2004, which reflected a decrease of $993,000 (26%) during the three months ended March 31, 2004. Included in the changes in components of working capital was an increase in cash and cash equivalents of $166,000, which included net cash provided by operating activities of $1,265,000, net cash used in investing activities of $1,467,000 (including additions to property and equipment of $1,482,000, and $20,000 distributions received from our 40% owned Ohio affiliate); and net cash provided by financing activities of $368,000 (including an increase in advances payable to our parent of $51,000, notes payable to our parent of $485,000, debt repayments of $111,000, distributions to subsidiary minority members of $62,000, and $5,000 of receipts from the exercise of stock options). The decrease in working capital reflects our demand promissory note to fund equipment purchases and accrued interest payable to our parent of approximately $487,000 and other expenditures for internally financed acquisitions of fixed assets, and an increase of approximately $227,000 in amounts refundable to insurance companies.

      Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $630,000 at March 31, 2004 and $636,000 at December 31, 2003. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $705,000 at March 31, 2004 and $715,000 at December 31, 2003. Note 3 to "Notes to Consolidated Financial Statements."

      We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,226,000 at March 31, 2004, and $1,321,000 at December 31, 2003. There was no additional equipment financing during the first quarter of 2004. See Note 3 to "Notes to Consolidated Condensed Financial Statements."

      In March, 2004, we borrowed approximately $485,000 to finance dialysis equipment purchases under a demand promissory note to our parent. See Note 5 to "Notes to Consolidated Condensed Financial Statements."

      We opened centers in Warsaw, Virginia, Aiken, South Carolina, and Pottstown, Pennsylvania during the first quarter of 2004. We are in the process of constructing a new center in Maryland which we anticipate opening during the second quarter of 2004. Payment of the balance due of $670,000 on the purchase of minority interests in two of our Georgia dialysis centers is due June, 2004. See Note 9 to "Notes to Consolidated Condensed Financial Statements."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

      Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,674,000 March 31, 2004.

      Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled approximately $1,335,000 at March 31, 2004, and our demand promissory note payable to our parent, Medicore, which amounted to approximately $485,000 at March 31, 2004.

      We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $2,000 on our results of operations for the quarter ended March 31, 2004.

      We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

      As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2004, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and President, and our Vice President of Finance and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

      There were no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
-------   ---------------------------------------------------------------------
          Securities.
          -----------

EQUITY SECURITIES SOLD BY THE COMPANY DURING THE FIRST QUARTER ENDED MARCH 31, 2004 AND NOT REGISTERED UNDER THE SECURITIES ACT

      The only sales of equity securities by the company during this first quarter ended March 31, 2004, were through the issuances of shares of common stock pursuant to option exercises by its senior officers and directors.

      On January 30, 2004, director Alex Bienenstock exercised a portion of his stock purchase option at $.75 per share for 7,200 shares. The company received cash consideration from Mr. Bienenstock in the amount of $5,400 representing the aggregate exercise price for the shares.

      On February 4, 2004, director Bart Pelstring exercised his stock purchase option for 61,562 shares at $.625 per share. The aggregate exercise price for the shares was $38,476. Mr. Pelstring paid for the option exercise by delivering to the company 7,508 shares of common stock of the company then owned by him, the fair market value of which at the time of exercise equaled the aggregate exercise price for the option shares.

      On February 6, 2004, an aggregate of 191,238 shares of common stock were issued to the company's six directors based upon the exercise of stock purchase options held by each of them, at the respective exercise prices set forth in the table below. The consideration for such exercises was paid directly from a portion of director bonuses granted by the company.

                                                                    COMMON STOCK
NAME                                 EXERCISE PRICE($)                ACQUIRED
----                                 -----------------                --------
Thomas K. Langbein                        $.625                         90,012
Stephen W. Everett                         .625                         69,242
Bart Pelstring                             .625                         15,580
Robert Trause                              .625                         11,828
Dr. David Blecker                          .75                           2,966
Alex Bienenstock                           .75                           1,610
                                                                      --------
                                                                       191,238

      On February 9, 2004, one director, Robert Trause, and one officer, Daniel
R. Ouzts, Vice President of Finance and Principal Financial Officer, exercised their options, each at $.625 per share. The option held by Robert Trause was exercisable for an aggregate of 46,744 shares of the company's common stock for an aggregate exercise price of $29,215. As consideration for the exercise price of the option, Mr. Trause delivered to the company 5,144 shares underlying the option resulting in Mr. Trause receiving an aggregate of 41,600 shares. The option held by Daniel R. Ouzts was exercisable for an aggregate of 50,000 shares of the company's common stock for an aggregate exercise price of $31,250. As consideration for the exercise price of the option Mr. Ouzts delivered to the company 5,500 shares underlying the option resulting in Mr. Ouzts receiving an aggregate of 44,500 shares. The shares delivered by each of Messrs. Trause and Ouzts as consideration for their respective exercise prices were based on the fair market value of the shares at the time of exercise.

      On March 25, 2004, Thomas K. Langbein exercised his option for 355,702 shares at $.625 per share, for an aggregate exercise price of $222,314. The consideration for the exercise of Mr. Langbein's option was the delivery by Mr. Langbein of 54,223 shares of common stock of the company then owned by him, the fair market value of which at the time of exercise equaled the aggregate exercise price for the option shares.

      All of the issuances of common stock to the officers and directors set forth above upon their option exercises were not registered under the Securities Act of 1933 (the "Securities Act") and were based on the Section 4(2) non-public offering exemption from the registration requirements of the Securities Act. Each of the individuals to whom common shares were issued by the company is an officer and/or director, is sophisticated and knowledgeable about the affairs of the company, and has full access to information concerning the company, its operations, financial condition and management. Restrictive legends indicating the non-transferability of the shares have been placed on the common stock certificates, and stop-transfer instructions placed against such shares with the company's transfer agent. The shares of common stock issued to the officers and directors upon exercise of their options are restricted securities as defined in Rule 144(a)(3) under the Securities Act, and may not be publicly sold, transferred or hypothecated without compliance with the registration requirements of the Securities Act or an available exemption therefrom.

      On January 13, 2004, a five-year option for 20,000 shares exercisable at $3.09 per share was granted a key employee. The option, granted under the company's 1999 Stock Option Plan, vests over the next four years in equal annual increments of 5,000 shares on each January 13, commencing in 2005. The option expires January 12, 2009. This option was granted under the Securities Act
Section 4(2) non-public offering exemption from the registration requirements of that Act, since the key employee is knowledgeable about and has access to information concerning the company and its operations.

PURCHASES OF EQUITY SECURITIES BY OR ON BEHALF OF THE COMPANY DURING THE FIRST QUARTER ENDED MARCH 31, 2004

      The following tabular format provides information relating to the company's common stock repurchases pursuant to publicly announced plans or programs, and those not made pursuant to publicly announced plans or programs.

                                    (a)                    (b)                    (c)                   (d)
                                                                                                   Maximum No. (or
                                                                          Total No. of Shares    Approximate Dollar
                                                                         (or Units) Purchased   Value) of Shares (or
                                                                          as Part of Publicly    Units) that May Yet
                            Total No. of Shares    Average Price Paid       Announced Plans      Be Purchased Under
Period                     (or Units) Purchased    Per Share (or Unit)        or Programs       the Plans or Programs
------                     --------------------    -------------------        -----------       ---------------------
January 1, 2004 to
  January 31, 2004                   -0-                   -0-                    -0-                240,000(2)
February 1, 2004 to
  February 28, 2004              18,152(1)                 (1)                    -0-                240,000(2)
March 1, 2004 to
  March 31, 2004                 54,223(1)                 (1)                    -0-                240,000(2)
Total                            72,375

(1) All of such shares were acquired by the company in lieu of cash consideration pursuant to the exercise of options by two officers and two directors. The fair market value of the shares delivered as consideration by such officers and directors to the company equaled the aggregate exercise price of their respective options See "Equity Securities Sold by the Company During the First Quarter Ended March 31, 2004 and Not Registered Under the Securities Act" above.

(2) The company has a common stock repurchase program, which was announced in September, 2000, for the repurchase of up to 600,000 shares at the then current market prices of approximately $.90 (post-split, $.45) per share. The repurchase program was reiterated in September, 2001, and continues, but repurchases are unlikely at the current market prices. The closing price of our common stock on May 10, 2004 was $4.50.

Item 6.     Exhibits and Reports on Form 8-K.
-------     ---------------------------------

      (a)   Exhibits

            31    Rule 13a-14(a)/15d-14(a) Certifications

                  31.1 Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

                  31.2 Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

            32    Section 1350 Certifications

                  32.1 Certifications of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C.
                        Section 1350.

      (b)   Reports on Form 8-K

            Current reports on Form 8-K were filed as follows:

            (i) A report dated January 9, 2004, amended February 4, 2004, reporting information pursuant to Item 4, "Change in Registrant's Certifying Accountants."

            (ii) A report dated January 13, 2004, Item 5, reporting information pursuant to "Other Events and Required FD Disclosure," reporting with respect to the registrant's two-for one stock split.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DIALYSIS CORPORATION OF AMERICA

                                   By: /s/  DANIEL R. OUZTS
                                       ----------------------------------------
                                       DANIEL R. OUZTS, Vice President, Finance
                                       Principal Financial Officer

Dated:   May 14, 2004

                                  EXHIBIT INDEX


Exhibit No.


    31      Rule 13a-14(a)/15d-14(a) Certifications

            31.1 Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

            31.2 Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

    32      Section 1350 Certifications

            32.1 Certifications of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.