Form 10-Q
period 2004-06-30
DIALYSIS CORP OF AMERICA
filed 2004-08-13
CIK 201653

FORM 10--Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527

                        DIALYSIS CORPORATION OF AMERICA
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Florida                                    59-1757642
---------------------------------------------            -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
              or organization)                           Identification No.)

 1302 Concourse Drive, Suite 204, Linthicum, Maryland           21090
 ----------------------------------------------------        ----------
      (Address of principal executive offices)               (Zip Code)

                                (410) 694-0500
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                   1344 Ashton Road, Hanover, Maryland 21076
      ---------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

Yes [ ] or No [X]

Common Stock Outstanding

     Common Stock, $.01 par value - 8,485,815 shares as of August 10, 2004.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES
              ------------------------------------------------

                                    INDEX

PART I  --  FINANCIAL INFORMATION
------      ---------------------

     The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2004 and June 30, 2003, include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements
------  --------------------

     1) Consolidated Statements of Income for the three months and six months ended June 30, 2004 and June 30, 2003.

     2) Consolidated Balance Sheets as of June 30, 2004 and December 31,
        2003.

     3) Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003.

     4) Notes to Consolidated Financial Statements as of June 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk
------  ----------------------------------------------------------

Item 4. Controls and Procedures
------  -----------------------

PART II  --  OTHER INFORMATION
-------      -----------------

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
------  ---------------------------------------------------------------------
        Securities
        ----------

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

Item 5. Other Information
------  -----------------

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

                     PART I  --  FINANCIAL INFORMATION
                     ---------------------------------

Item 1. Financial Statements
----------------------------

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         -------------------------   ----------------------------
                                             2004           2003           2004           2003
                                             ----           ----           ----           ----
Operating revenues:
  Medical service revenue                $ 9,496,608    $ 7,423,946    $17,906,132    $14,161,897
  Other income                                92,610         79,175        309,655        152,235
                                         -----------    -----------    -----------    -----------
                                           9,589,218      7,503,121     18,215,787     14,314,132
                                         -----------    -----------    -----------    -----------
Operating cost and expenses:
  Cost of medical services                 5,738,179      4,516,757     10,900,401      8,719,370
  Selling, general and administrative
    expenses                               2,901,470      2,377,810      5,696,940      4,526,256
  Provision for doubtful accounts            200,042        159,165        348,337        255,063
                                         -----------    -----------    -----------    -----------
                                           8,839,691      7,053,732     16,945,678     13,500,689
                                         -----------    -----------    -----------    -----------

Operating income                             749,527        449,389      1,270,109        813,443

Other income (expense):
  Interest income on officer/director
    note                                         960            902          1,921          2,030
  Interest expense to parent                  (7,758)          (418)       (10,776)          (418)
  Other income, net                           21,806         23,678         44,100         36,771
                                         -----------    -----------    -----------    -----------
                                              15,008         24,162         35,245         38,383
                                         -----------    -----------    -----------    -----------

Income before income taxes, minority
  interest and equity in affiliate
  earnings                                   764,535        473,551      1,305,354        851,826

Income tax provision                         277,665        201,086        493,773        384,351
                                         -----------    -----------    -----------    -----------

Income before minority interest and
  equity in affiliate earnings               486,870        272,465        811,581        467,475

Minority interest in income
  of consolidated subsidiaries              (130,610)       (59,116)      (186,442)      (113,902)

Equity in affiliate earnings                  31,362          6,214         50,395         21,633
                                         -----------    -----------    -----------    -----------

          Net income                     $   387,622    $   219,563    $   675,534    $   375,206
                                         ===========    ===========    ===========    ===========

Earnings per share:
  Basic                                     $.05           $.03           $.08           $.05
                                            ====           ====           ====           ====
  Diluted                                   $.04           $.03           $.08           $.04
                                            ====           ====           ====           ====

See notes to consolidated financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                                                                       June 30,     December 31,
                                                                         2004         2003(A)
                                                                     -----------    -----------
                                                                     (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                                          $   772,846    $ 1,515,202
  Accounts receivable, less allowance of $855,000 at
    June 30, 2004; $785,000 at December 31, 2003                       6,330,326      4,913,318
  Inventories                                                          1,268,979      1,043,710
  Deferred income taxes                                                  423,000        412,000
  Officer loan and interest receivable                                   109,424        107,503
  Prepaid expenses and other current assets                            1,287,022      1,392,721
                                                                     -----------    -----------
          Total current assets                                        10,191,597      9,384,454
                                                                      -----------    -----------

Property and equipment:
  Land                                                                   376,211        376,211
  Buildings and improvements                                           2,333,960      2,332,904
  Machinery and equipment                                              7,428,886      6,039,256
  Leasehold improvements                                               4,114,630      3,548,875
                                                                     -----------    -----------
                                                                      14,253,687     12,297,246
  Less accumulated depreciation and amortization                       5,739,602      5,030,550
                                                                     -----------    -----------
                                                                       8,514,085      7,266,696
                                                                     -----------    -----------

Goodwill                                                               2,291,333      2,291,333
Other assets                                                             696,783        661,891
                                                                     -----------    -----------
          Total other assets                                           2,988,116      2,953,224
                                                                     -----------    -----------
                                                                     $21,693,798    $19,604,374
                                                                     ===========    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $ 1,181,309    $ 1,167,213
  Accrued expenses                                                     4,365,920      3,170,269
  Note and accrued interest payable to parent                            893,864
  Current portion of long-term debt                                      572,000        575,000
  Income taxes payable                                                   144,732         28,949
  Payable minority interest acquisition                                      ---        670,000
                                                                     -----------    -----------
          Total current liabilities                                    7,157,825      5,611,431

Advances from parent                                                     341,071        234,094
Long-term debt, less current portion                                   1,823,880      2,097,355
Deferred income taxes                                                        ---         59,000
                                                                     -----------    -----------
          Total liabilities                                            9,322,776      8,001,880
                                                                     -----------    -----------

Minority interest in subsidiaries                                        699,506        632,177

Commitments

Stockholders' equity:
  Common stock, $.01 par value, authorized 20,000,000 shares:
    8,485,815 shares issued and outstanding at June 30, 2004;
    7,937,544 shares issued and outstanding at December 31, 2003          84,858         79,376
  Capital in excess of par value                                       4,837,535      5,238,952
  Retained earnings                                                    6,749,123      6,073,589
  Notes receivable from options exercised                                    ---       (421,600)
                                                                     -----------    -----------
          Total stockholders' equity                                  11,671,516     10,970,317
                                                                     -----------    -----------
                                                                     $21,693,798    $19,604,374
                                                                     ===========    ===========

(A) Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March, 2004.

See notes to consolidated financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                            Six Months Ended
                                                                                June 30,
                                                                     ----------------------------
                                                                           2004           2003
                                                                           ----           ----
Operating activities:
  Net income                                                         $   675,534    $   375,206
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation                                                       713,067        575,010
      Amortization                                                         1,157          1,157
      Bad debt expense                                                   348,337        255,063
      Deferred income tax benefit                                        (70,000)           ---
      Minority interest                                                  186,442        113,902
      Equity in affiliate earnings                                       (50,395)       (21,633)
      Increase (decrease) relating to operating activities from:
        Accounts receivable                                           (1,765,345)    (1,575,368)
        Inventories                                                     (225,269)      (266,565)
        Interest receivable on officer loan                               (1,921)        (2,030)
        Prepaid expenses and other current assets                          5,868        212,911
        Accounts payable                                                  14,096        216,776)
        Accrued interest on note payable to parent                         8,856            ---
        Accrued expenses                                               1,315,747        469,689
        Income taxes payable                                             115,783            ---
                                                                     -----------    -----------
          Net cash provided by (used in) operating activities          1,271,957        (79,434)
                                                                     -----------    -----------

Investing activities:
  Purchase of minority interest in subsidiaries                         (670,000)      (670,000)
  Additions to property and equipment, net of minor disposals         (1,960,456)      (654,797)
  Loans to physician affiliates                                              ---       (150,000)
  Distributions from affiliate                                            20,400         77,000
  Acquisition of dialysis center                                             ---        (75,000)
  Other assets                                                            (9,324)         3,532
                                                                     -----------    -----------
          Net cash used in investing activities                       (2,619,380)    (1,469,265)
                                                                     -----------    -----------

Financing activities:
  Advances from parent                                                   106,977        130,513
  Note payable to parent                                                 885,008            ---
  Payments on long-term debt                                            (276,475)      (286,461)
  Exercise of stock options                                                5,400         11,250
  Capital contributions by subsidiaries' minority members                    ---        141,588
  Distribution to subsidiary minority members                           (115,843)      (118,655)
                                                                     -----------    -----------
          Net cash provided by (used in) financing activities            605,067       (121,765)
                                                                     -----------    -----------

Decrease in cash and cash equivalents                                   (742,356)    (1,670,464)

Cash and cash equivalents at beginning of periods                      1,515,202      2,571,916

Cash and cash equivalents at end of periods                          $   772,846    $   901,452
                                                                     ===========    ===========

See notes to consolidated financial statements.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company operates 20 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including the management of each of a 40% owned Ohio affiliate and an unaffiliated Georgia center, and has one dialysis facility under development; has agreements to provide inpatient dialysis treatments to six hospitals; and provides supplies and equipment for dialysis home patients. See "Consolidation."

Consolidation

     The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the "company." Intercompany accounts and transactions have been eliminated in consolidation. As of June 30, 2004, the company is a 57% owned subsidiary of Medicore, Inc., its parent. The company has a 40% interest in an Ohio dialysis center which it manages, which is accounted for on the equity method and not consolidated for financial reporting purposes.

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

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

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

Credit Risk

     The company's primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 60% of receivables at June 30, 2004 and 59% at December 31, 2003.

Inventories

     Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised as follows:

                                               June 30,     December 31,
                                                 2004           2003
                                             -----------    -----------
Vendor volume discounts receivable           $   196,008    $   610,150
Prepaid expenses                                 892,358        478,079
Receivable from management service
   contracts                                     104,926        130,916
Other                                             93,730        173,576
                                             -----------    -----------
                                             $ 1,287,022    $ 1,392,721
                                             ===========    ===========

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Accrued Expenses

     Accrued expenses is comprised as follows:

                                               June 30,     December 31,
                                                 2004           2003
                                             -----------    -----------
Due to insurance companies                   $ 2,486,521    $ 1,759,397
Accrued compensation                             983,510        985,330
Insurance premiums payable                       408,905        126,736
Other                                            486,984        298,806
                                             -----------    -----------
                                             $ 4,365,920    $ 3,170,269
                                             ===========    ===========

Vendor Concentration

     The company purchases erythropoietin (EPO) from one supplier which comprised 35% and 36% of the company's cost of sales for the three months and six months ended June 30, 2004 and for the same periods of the preceding year. There is only one supplier of EPO in the United States, and this supplier has recently received FDA approval for an alternative product available for dialysis patients. There are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO comprised 27% and 28% of medical service revenue for the three months and six months ended June 30, 2004 and for the same periods of the preceding year.

Revenue Recognition

     Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers, other third party payors and directly from patients. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

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

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

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

     Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.91%, 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company's common stock of .66, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

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

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The company's pro forma information follows:

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         -------------------------   ----------------------------
                                             2004           2003           2004           2003
                                             ----           ----           ----           ----
Net income, as reported                  $   387,622   $   219,563   $   675,534    $   375,206

Stock-based employee compensation
  expense under fair value method,
  net of related tax effects                 (42,136)      (15,414)      (59,148)       (30,828)
                                         -----------   -----------   -----------    -----------
Pro forma net income                     $   345,486   $   204,149   $   616,386    $   344,378
                                         ===========   ===========   ===========    ===========

Earnings per share:
Basic, as reported                           $.05          $.03          $.08           $.05
                                             ====          ====          ====           ====
Basic, pro forma                             $.04          $.03          $.07           $.04
                                             ====          ====          ====           ====
Diluted, as reported                         $.04          $.03          $.08           $.04
                                             ====          ====          ====           ====
Diluted, pro forma                           $.04          $.02          $.07           $.04
                                             ====          ====          ====           ====

Earnings per Share

     Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, consisting of stock options, calculated using the treasury stock method and average market price.

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         -------------------------   ----------------------------
                                             2004           2003           2004           2003
                                             ----           ----           ----           ----
Net income                               $   387,622   $   219,563   $   675,534    $   375,206

Weighted average shares-denominator
   basic computation                       8,322,959     7,936,390     8,315,943      7,875,346
Effect of dilutive stock options             385,031       762,362       571,179        577,397
                                         -----------   -----------   -----------    -----------
Weighted average shares, as adjusted-
   denominator diluted computation         8,707,990     8,698,752     8,887,122      8,452,743
                                         ===========   ===========   ===========    ===========

Earnings per share:
Basic                                        $.05          $.03          $.08           $.05
                                             ====          ====          ====           ====
Diluted                                      $.04          $.03          $.08           $.04
                                             ====          ====          ====           ====

     The company had various potentially dilutive securities during the periods presented, consisting of stock options. See Note 7.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income

Operating:

     Other operating income is comprised as follows:

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         -------------------------   ----------------------------
                                             2004           2003           2004           2003
                                             ----           ----           ----           ----
Management fee income                    $    92,610   $    79,175   $   175,472    $   152,235
Litigation settlement                            ---           ---       134,183            ---
                                         -----------   -----------   -----------    -----------
                                         $    92,610   $    79,175   $   309,655    $   152,235
                                         ===========   ===========   ===========    ===========

Non-operating:

     Other non-operating income (expense) is comprised as follows:

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         -------------------------   ----------------------------
                                             2004           2003           2004           2003
                                             ----           ----           ----           ----
Rental income                            $    47,033   $    53,245   $    93,696    $    97,247
Interest income                                5,417        12,149        14,006         23,964
Interest expense                             (40,754)      (50,913)      (83,351)      (104,699)
Other                                         10,110         9,197        19,749         20,259
                                         -----------   -----------   -----------    -----------
Other income, net                        $    21,806   $    23,678   $    44,100    $    36,771
                                         ===========   ===========   ===========    ===========

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

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 2--INTERIM ADJUSTMENTS

    The financial summaries for the three months and six months ended June 30, 2004 and June 30, 2003 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company's audited financial statements for the year ended December 31, 2003.

NOTE 3--LONG-TERM DEBT

     The company, through its subsidiary, DCA of Vineland, LLC, and pursuant to a December 3, 1999 loan agreement, obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 11/2% over the prime rate thereafter through December 15, 2002 and 1% over prime thereafter with an interest rate of 5% at June 30, 2004 and December 31, 2003, secured by a mortgage on the company's real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $623,000 at June 30, 2004 and $636,000 at December 31, 2003.

     In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus 1/2% with a minimum of 6.0% effective December 16, 2002, with an interest rate of 6% at June 30, 2004, and December 31, 2003. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $695,000 at June 30, 2004, and $715,000 at December 31, 2003.

     The equipment financing agreement is for financing for kidney dialysis machines for the company's dialysis facilities. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." There was no financing under this agreement during the first half of 2004 or the first half of 2003. The remaining principal balance under this financing amounted to approximately $1,078,000 at June 30, 2004, and $1,321,000 at December 31, 2003. The
company is currently financing its equipment through its parent.  See Note 5.

     The prime rate was 4.00% as of June 30, 2004, and December 31, 2003. For interest payments, see Note 11.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

     The company's two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company's net worth, require lenders' approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at June 30, 2004, and December 31, 2003.

NOTE 4--INCOME TAXES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

     For income tax payments, see Note 11.

NOTE 5--TRANSACTIONS WITH PARENT

     The company's parent provides certain financial and administrative services for the company. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 2004 and for the same periods of the preceding year.

     The company had an intercompany advance payable to its parent of approximately $341,000 at June 30, 2004 and $234,000 at December 31, 2003, which bears interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $1,000 and $2,000 for the three months and six months ended June 30, 2004. Interest is included in the intercompany advance balance. The company's parent has agreed not to require repayment of the intercompany advance balance prior to July 1, 2005; therefore, the advance has been classified as long-term at June 30, 2004.

     On March 17, 2004, the company issued a demand promissory note to its parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was modified by increasing the maximum amount of advances that can be made to $2,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. The company borrowed approximately $885,000 under this note during the first half of 2004 which had an interest rate of 5.25% as of June 30, 2004. Interest expense on the note amounted to approximately $2,000 and $7,000 for the three months and six months ended June 30, 2004. Accrued interest payable on the note amounted to approximately $9,000 as of June 30, 2004.

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

     The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of the company in 2001 and ceased being a director at the annual meeting on June 3, 2004. In April, 2000, another company owned by this physician

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 6--OTHER RELATED PARTY TRANSACTIONS--Continued

acquired an interest in DCA of Vineland, resulting in DCA of Vineland being owned 51% by the company and 49% by this physician's companies.

     In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin), of which subsidiary company this physician also serves as medical director.

     In May, 2001, the company loaned its President and CEO $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President's stock and stock options in the company and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 and $2,000 for the three months and six months ended June 30, 2004 and for the same periods of the preceding year. Accrued interest on the loan was approximately $14,000 as of June 30, 2004 and $13,000 as of December 31, 2003.

     Minority members in subsidiaries in certain situations may fund their portion of required capital contributions by issuance of an interest bearing note payable to the company which the minority member may repay through their portion of capital distributions of the subsidiary. The 20% member in DCA of Chevy Chase, LLC funded approximately $42,000 in capital contributions during the first half of 2004, and $190,000 of such contributions during the same period of the preceding year, under a note accruing interest at prime plus 2%, with interest totaling approximately $3,000 and $6,000 for the three months and six months ended June 30, 2004 and $3,000 and $4,000 for the same periods of the preceding year, with approximately $46,000 of distributions to the member applied against the note and accrued interest during the first half of 2004, with no such distributions during the same period of the preceding year. These represent noncash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, "Statement of Cash Flows." See Note 11.

NOTE 7--STOCK OPTIONS

     In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003 with the company receiving an $11,250 cash payment for the exercise price.

     In April, 1999, we adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of our officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options to date have been cancelled. In April, 2000, the 680,000 one-year options were exercised for which we received cash payment of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. All the notes were repaid with 91,800 shares of common stock with a fair market value of approximately $521,000 on February 9, 2004. Interest income on the notes amounted to approximately

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 7--STOCK OPTIONS--Continued

$3,000 for the six months ended June 30, 2004, all of which was earned during the first quarter. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares to the company for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the payment of 54,223 shares to the company. The exercises and share payments to the company represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 11.

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

     In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately with the remaining 120,000 options to vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by director bonuses accrued in 2003. These exercises represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, "Statement of Cash Flows." See Note 11. In January, 2004, 7,200 of these options were exercised with the company receiving a $5,400 cash payment for the exercise price leaving 134,654 of these options outstanding as of June 30, 2004. As of June 30, 2004, an aggregate of 90,000 of these options had vested, of which 15,346 have been exercised.

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

     In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to the company's employees of which 11,000 were outstanding at June 30, 2004. Most of these options with respect to each individual employee are for 1,000 shares of common stock, with one option for 3,000 shares. These options are exercisable at $2.05 per share through May 28, 2007, with all options having vested on May 29, 2004. Options for 10,000 shares have been cancelled as a result of the termination of the employees holding those options.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 7--STOCK OPTIONS--Continued

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

     In June, 2004, the board of directors granted 145,000 stock options to officers and directors exercisable at $4.02 per share through June 6, 2009. 15,000 options vested immediately and 130,000 options vest 25% annually commencing June 7, 2005. See Part II, "Other Information," Item 2, "Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities."

NOTE 8--COMMITMENTS

     Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and its parent established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee's contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. The company's expense for employer matching contributions amounted to approximately $600 for the six months ended June 30, 2004, all during the first quarter, with no matching contributions for the same periods of the preceding year.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 9--ACQUISITIONS

     In August, 2001, the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom the company acquired the minority interest is the medical director of another dialysis subsidiary of the company. See Note 1.

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

     During the second quarter of 2003, the company acquired the assets of a Georgia dialysis center and the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid initially and the remaining balance of $670,000 was paid during the second quarter of 2004. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company's decision to make these acquisitions was based on its expectation of profitability resulting from management's evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of two other of the company's Georgia dialysis facilities. See Note 1.

NOTE 10--LOAN TRANSACTIONS

     The company customarily funds the establishment and operations of its dialysis facility subsidiaries, usually until they become self-sufficient, including subsidiaries in which medical directors hold interests ranging from 20% to 49%. Except in limited circumstances, such funding is generally made without formalized loan documents, as the operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing that the company provides, exclusive of any tax payment distributions. One such loan exists with DCA of Vineland, LLC. In April, 2000, a company owned by the medical director of DCA of Vineland acquired an interest in DCA of Vineland for $203,000, which was applied to reduce the company's loan. The outstanding principal indebtedness of the company's loan was approximately $189,000 at June 30, 2004 and $425,000 at December 31, 2003. See Note 6.

              DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2004
                               (Unaudited)

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

     The following represents non-cash financing and investing activities and other cash flow information:


                                                                            Six Months Ended
                                                                                June 30,
                                                                     ----------------------------
                                                                           2004           2003
                                                                           ----           ----
Interest paid (see Note 3)                                           $    80,000    $    86,000
Income taxes paid (see Note 4)                                           453,000        336,000
Options exercise bonus (191,238 shares 2004; 159,284 shares
   2003) (see Note 7)                                                    120,000        100,000
Subsidiary minority member capital contributions funded
   by notes (see Note 6)                                                  42,000        190,000
Subsidiary minority member distributions applied against notes
   and accrued interest (see Note 6)                                      46,000            ---
Share payment (514,008 options exercised; 72,375 shares paid)
   for stock option exercises (see Note 7)                               321,000            ---
Payment of note receivable of 91,800 shares of common stock
   (see Note 7)                                                          521,000            ---

Item 2. Management's Discussion and Analysis of Financial Condition and
------  ---------------------------------------------------------------
        Results of Operations
        ---------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our unaudited consolidated financial statements, including the notes, included elsewhere in this Quarterly Report on Form 10-Q.

Overview

     Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 20 outpatient dialysis centers, including a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of six hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis through method II services, the latter relating to providing patients with supplies and equipment.

     The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         -------------------------   ----------------------------
                                             2004           2003           2004           2003
                                             ----           ----           ----           ----
In center                               30,034         25,846        57,783         48,831
Home peritoneal                          3,493          1,829         5,327          3,491
Acute                                    1,982          1,891         4,161          3,963
                                        ------         ------        ------         ------
                                        35,509(1)      29,566(1)     67,271(1)      56,285(1)

_______________

(1) Treatments by the two managed centers included: in-center treatments of 3,205 and 6,088, for the three months and six months ended June 30, 2004 and 2,820 and 5,246 for the three months and six months ended June 30, 2003; no home peritoneal treatments; and acute treatments of 35 and 47, for the three months and six months ended June 30, 2004, 34 and 87 for the three months and six months ended June 30, 2003.

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

     Approximately 56% and 57% of our medical service revenues were derived from Medicare and Medicaid reimbursement for the three months and six months ended June 30, 2004, compared to 61% and 60% for the same periods of the preceding year, with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient's insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

     The following table shows the breakdown of our revenues by type of payor for the periods presented:

                                            Three Months Ended             Six Months Ended
                                                  June 30,                     June 30,
                                         -------------------------   ----------------------------
                                             2004           2003           2004           2003
                                             ----           ----           ----           ----
Medicare                                      48%            53%            49%            51%
Medicaid and comparable programs               8              8              8              9
Hospital inpatient dialysis services           5              7              6              8
Commercial insurers and other private payors  39             32             37             32
                                             ---            ---            ---            ---
                                             100%           100%           100%           100%

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

                                        Three Months Ended               Six Months Ended
                                              June 30,                       June 30,
                                   -----------------------------   ----------------------------
                                        2004            2003            2004           2003
                                   -------------   -------------   -------------  -------------
Outpatient hemodialysis services   $ 4,932   52%   $ 3,651   49%   $ 9,019   50%  $ 6,960   49%
Home peritoneal dialysis services      606    6%       309    4%     1,016    6%      598    4%
Inpatient hemodialysis services        521    6%       489    7%     1,110    6%    1,021    7%
Ancillary services                   3,438   36%     2,975   40%     6,761   38%    5,583   40%
                                   -------  ----   -------  ----   -------  ----  -------  ----
                                   $ 9,497  100%   $ 7,424  100%   $17,906  100%  $14,162  100%
                                   =======  ====   =======  ====   =======  ====  =======  ====

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

Results of Operations

     The following table shows our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

                                        Three Months Ended               Six Months Ended
                                             June 30,                       June 30,
                                  -----------------------------   ----------------------------
                                       2004            2003            2004           2003
                                  --------------- --------------- --------------- ---------------
Medical service revenue           $ 9,497  100.0% $ 7,424  100.0% $17,906  100.0% $14,162  100.0%
Other income                           93     .9       79    1.1      310    1.7      152    1.1
                                  -------  -----  -------  -----  -------  -----  -------  -----
Total operating revenues            9,590  100.9    7,503  101.1   18,216  101.7   14,314  101.1

Cost of medical services            5,738   60.4    4,516   60.8   10,901   60.9    8,720   61.6
Selling, general and
  administrative expenses           2,901   30.5    2,378   32.0    5,697   31.8    4,526   32.0
Provision for doubtful accounts       200    2.1      159    2.1      348    1.9      255    1.8
                                  -------  -----  -------  -----  -------  -----  -------  -----
Total operating costs and
  expenses                          8,839   93.0    7,053   95.0   16,946   94.6   13,501   95.3
                                  -------  -----  -------  -----  -------  -----  -------  -----

Operating income                      750    7.9      450    6.1    1,270    7.1      813    5.7

Other, net                             15     .2       24     .3       35     .2       38     .3
                                  -------  -----  -------  -----  -------  -----  -------  -----

Income before income taxes,
  minority interest and equity
  in affiliate earnings               765    8.1      474    6.4    1,305    7.3      851    6.0

Income tax provision                  278    2.9      201    2.7      494    2.8      384    2.7
                                  -------  -----  -------  -----  -------  -----  -------  -----

Income before minority interest
  and equity in affiliate
  earnings                            487    5.2      273    3.7      811    4.5      467    3.3

Minority interest in income of
  consolidated subsidiaries          (131)  (1.4)     (59)   (.8)    (186)  (1.0)    (114)   (.8)

Equity in affiliate earnings           31     .3        6     .1       50     .3       22     .2
                                  -------  -----  -------  -----  -------  -----  -------  -----

     Net income                   $   388    4.1% $   220    3.0% $   675    3.8% $   375    2.7%
                                  =======  =====  =======  =====  =======  =====  =======  =====

     Medical service revenues increased approximately $2,073,000 (28%) and $3,744,000 (26%) for the three months and six months ended June 30, 2004, compared to the same periods of the preceding year with the increase largely attributable to a 21% increase in total dialysis treatments performed by the company from 26,712 during the second quarter of 2003 to 32,269 during the second quarter of 2004, and a 20% increase in total dialysis treatments performed by the company from 50,952 during the first half of 2003 to 61,136 during the first half of 2004. This increase reflects increased revenues of approximately $558,000 and $959,000 for our Pennsylvania dialysis centers, including $248,000 revenues during the second quarter of 2004 for our new Pottstown center; increased revenues of $182,000 and $213,000 for our New Jersey centers; increased revenues of $180,000 and $472,000 for our Georgia centers; increased revenues of approximately $149,000 and $554,000 for our Maryland centers, including $11,000 revenues during the second quarter of 2004 for our new Rockville center; increased revenues of approximately $340,000 and $676,000 for our Ohio center; revenues of approximately $247,000 and $381,000 for our new Virginia center; and revenues of approximately $417,000 and $489,000 for our new South Carolina center. Other operating income increased by approximately $13,000 and $158,000 for the three months and six months ended June 30, 2004 compared to the same period of the preceding year. This includes a litigation settlement of $134,000 during the first quarter of 2004 and an increase in management fee income of $13,000 and $23,000 for the three months and six months ended June 30, 2004 pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and our unaffiliated Georgia center.

     Cost of medical services sales as a percentage of sales decreased to 60% and 61% for the three months and six months ended June 30, 2004, compared to 61% and 62% for the same periods of the preceding year, largely due to a decrease in payroll costs as a percentage of medical service sales.

     Approximately 27% and 28% of our medical services revenues for the three months and six months ended June 30, 2004 and for the same periods of the preceding year was derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases.

     Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $523,000 and $1,171,000 for the three months and six months ended June 30, 2004, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers in Pennsylvania, South Carolina, Virginia, and Maryland, and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenues increased to approximately 31% and 32% for the three months and six months ended June 30, 2004, compared to 32% for the same periods of the preceding year, including expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

     Provision for doubtful accounts increased approximately $41,000 and $93,000 for the three months and six months ended June 30, 2004 compared to the same periods of the preceding year. The provision amounted to 2% of sales for the three months and six months ended June 30, 2004 and for the same periods of the preceding year. Medicare bad debt recoveries of $30,000 were recorded during the first half of 2003, all during the first quarter, with no such recoveries recorded during the first half 2004. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

     Other non-operating income (expense) decreased approximately $2,000 for the three months ended June 30, 2004 and increased approximately $7,000 for the six months ended June 30, 2004, compared to the same periods of the preceding year. This includes a decrease in interest income of $7,000 and $10,000, a decrease in rental income of $6,000 and $4,000, and a decrease in interest expense of $10,000 and $21,000 reflecting lower average interest rates on variable rate debt and reduced average borrowings. Interest expense to our parent, Medicore, Inc., increased $7,000 and $10,000 for the three months and six months ended June 30, 2004 compared to the same periods of the preceding year as a result of an increase in the intercompany advance payable to our parent and borrowings under a demand promissory note payable to our parent. The prime rate was 4.00% at June 30, 2004, and December 31, 2003. See Notes 1, 3 and 5 of "Notes to the Consolidated Financial Statements."

     Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

     We experienced same-center growth in total treatments of approximately 11% for the six months ended June 30, 2004 compared to the same periods of the preceding year, and same-center revenues grew approximately 20%. Management continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, we are reviewing technological improvements and intend to make capital investments to the extent we are confident such improvements will improve patient care and operating performance.

     Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio affiliate whose operating results improved for the three months and six months ended June 30, 2004 compared to the same period of the preceding year.


Liquidity and Capital Resources

     Working capital totaled approximately $3,034,000 at June 30, 2004, which reflected a decrease of $739,000 (20%) during the six months ended June 30, 2004. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $742,000, which included net cash provided by operating activities of $1,272,000; net cash used in investing activities of $2,619,000 (including additions to property and equipment of $1,960,000, acquisition payments to a minority member in two of our subsidiary dialysis centers for the remaining balance due of $670,000 to acquire an aggregate of 30% of such member's interest in each of such subsidiaries, and $20,000 distributions received from our 40% owned Ohio affiliate); and net cash provided by financing activities of $605,000 (including an increase in advances payable to our parent of $107,000, notes payable to our parent of $885,000, debt repayments of $276,000, distributions to subsidiary minority members of $116,000, and $5,000 of receipts from the exercise of stock options).

     Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $623,000 at June 30, 2004 and $636,000 at December 31, 2003. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $695,000 at June 30, 2004 and $715,000 at December 31, 2003. See Note 3 to "Notes to Consolidated Financial Statements."

     We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $1,078,000 at June 30, 2004, and $1,321,000 at December 31, 2003. There was
no additional equipment financing during the first quarter of 2004. See Note 3 to "Notes to Consolidated Financial Statements."

     During the first half of 2004, we borrowed approximately $885,000 to finance dialysis equipment purchases under a demand promissory note to our parent. See Note 5 to "Notes to Consolidated Financial Statements."

     We opened centers in Warsaw, Virginia; Aiken, South Carolina; Pottstown, Pennsylvania; and Rockville, Maryland during the first half of 2004. We are in the process of developing a new dialysis center in Virginia. Payment of the balance due of $670,000 on the purchase of minority interests in two of our Georgia dialysis centers was made during the second quarter of 2004. See
Note 9 to "Notes to Consolidated Financial Statements."

    Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $600,000 to $750,000 depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

     We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow. Our future expansion may require us to seek outside financing. While we anticipate that financing will be available either from a financial institution or our parent company, Medicore, which is currently providing us with financing, no assurance can be given that we will be successful in implementing our growth strategy or that adequate financing will be available to support our expansion.


Critical Accounting Policies and Estimates

     The SEC has issued cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management's most difficult subjective or complex judgments.

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

     Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $764,000 at June 30, 2004.

     Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled approximately $1,318,000 at June 30, 2004, and our demand promissory note payable to our parent, Medicore, which amounted to approximately $885,000 at June 30, 2004.

     We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $6,000 on our results of operations for the six months ended June 30, 2004.

     We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.


Item 4.  Controls and Procedures

     As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2004, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, our Chief Executive Officer and President, and our Vice President of Finance and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

    There were no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

                        PART II  --  OTHER INFORMATION
                        ------------------------------

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
------   --------------------------------------------------------------
         Equity Securities.
         ------------------

Equity Securities Sold by the Company During the Second Quarter Ended June 30, 2004 and Not Registered Under the Securities Act

     The only issuance of equity securities by the company during the second quarter ended June 30, 2004, was the grant in June, 2004, of five-year options exercisable at $4.02 per share expiring June 6, 2009, to the company's six directors and one executive officer for an aggregate of 145,000 shares of common stock. Three of the independent directors received non-qualified options for 5,000 shares each which vested immediately. The remaining options for 130,000 shares are incentive options and vest in equal 25% increments each year commencing June 7, 2005. These options were granted under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), the non-public offering exemption from the registration requirements of the Securities Act, since the optionees are directors and/or executive officers of the company, each of whom is knowledgeable and has access to information concerning the company and its operations, financial condition and management. The options, as are the shares of common stock obtainable upon exercise of the options, are not publicly transferable absent registration under the Securities Act unless an exemption from such registration is available. Any shares obtained upon exercise of the options will be "restricted" securities as defined in Rule 144(a)(3) of the Securities Act, and will have a legend on each certificate indicating the limitation of public transferability together with stop transfer instructions placed against such shares with the company's transfer agent.


Purchases of Equity Securities By or On Behalf of the Company During the Second Quarter Ended June 30, 2004

     The company has a common stock repurchase program, which was announced in September, 2000, for the repurchase of up to 600,000 shares at the then current market prices of approximately $.90 (post January, 2004 split, $.45) per share. The repurchase program was reiterated in September, 2001, and continues. The maximum number of shares that may yet be purchased under the plan is 240,000 shares. There were no repurchases of any equity securities during the second quarter months of April, May and June, 2004. Repurchases are unlikely at the current market prices. The closing price of our common stock on August 10, 2004 was $4.06.


Item 4.  Submissions of Matters to a Vote of Security Holders.
------   -----------------------------------------------------

     We held our annual meeting of stockholders on June 3, 2004 at our parent's offices in Hasbrouck Heights, New Jersey relating to the election of six directors and ratification of the appointment of our independent auditors, Moore Stephens, P.C. Proxies were not solicited, since our parent, Medicore, Inc., owns 4,821,244 shares (approximately 57%) of our voting equity. Each nominee, Messrs. Thomas K. Langbein, Stephen W. Everett, Bart Pelstring, Robert W. Trause, Alexander Bienenstock, and Peter D. Fischbein, were elected with 6,283,025 affirmative votes, approximately 74% of the 8,485,815 outstanding shares. There were no votes withheld for any of the nominees, and no broker non-votes. The shareholders also ratified the appointment of our auditors, Moore Stephens, P.C., for fiscal 2004 by the same vote submitted for directors, with no votes cast against approval, no abstentions, and no broker non-votes.

Item 5.  Other Information.
------   ------------------

     Effective August 16, 2004, Don Waite will become Vice President of Finance and the company's Chief Financial Officer. From 1999 to 2004, Mr. Waite was Chief Financial Officer, Vice President and Partner of Nephrology Specialty Group, Inc., which established and operated a small chain of outpatient dialysis clinics, which it sold in 2004 to an international dialysis services company. For the period of 1989 to 1999, Mr. Waite was the Area Manager for a division of a major international dialysis services provider.


Item 6.  Exhibits and Reports on Form 8-K.
------   ---------------------------------

     (a) Exhibits

         Part I Exhibits

         31  Rule 13a-14(a)/15d-14(a) Certifications

             31.1 Certifications of the Chief Executive Officer pursuant to
                  Rule 13a-14(a) of the Securities Exchange Act of 1934.
             31.2 Certifications of Principal Financial Officer pursuant to
                  Rule 13a-14(a) of the Securities Exchange Act of 1934.

         32  Section 1350 Certifications

             32.1 Certifications of the Chief Executive Officer and the
                  Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

         Part II Exhibits

         None

     (b) Reports on Form 8-K

         Current reports on Form 8-K were filed as follows:

         (i) A report dated March 31, 2004, filed April 1, 2004, relating to
             Item 5, "Other Events and Required FD Disclosure" reporting a new executive office lease.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIALYSIS CORPORATION OF AMERICA
                                           /s/  DANIEL R. OUZTS
                                       By:--------------------------------
                                          DANIEL R. OUZTS, Vice President,
                                          Finance, Principal Financial
                                          Officer

Dated: August 13, 2004

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.


     31 Rule 13a-14(a)/15d-14(a) Certifications

        31.1 Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
        31.2 Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

     32 Section 1350 Certifications

        32.1 Certifications of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

                                                               Exhibit 31.1

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

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                  /S/ Stephen W. Everett
Date: August 13, 2004             -----------------------------------
                                  STEPHEN W. EVERETT, Chief Executive
                                  Officer

                                                               Exhibit 31.2

                             CERTIFICATIONS

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

        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

        (c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                  /S/ Daniel R. Ouzts
Date: August 13, 2004             -----------------------------------
                                  DANIEL R. OUZTS, Vice President of
                                  Finance and Principal Financial Officer

                                                               Exhibit 32.1

                   CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER AND
                       PRINCIPAL FINANCIAL OFFICER PURSUANT TO
            SECTION 13a-14(b) OF THE SECURITIES EXCHANGE ACT OF 1934
                            AND 18 U.S.C. SECTION 1350

     In connection with the Quarterly Report of Dialysis Corporation of America (the "Company") on Form 10-Q for the second quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), the undersigned, Stephen W. Everett, Chief Executive Officer of the Company, and Daniel R. Ouzts, Vice President of Finance and Principal Financial Officer, certify pursuant to 18 U.S.C.
Section 1350 that, to the best of our knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                  /s/ Stephen W. Everett
                                  -----------------------------------
                                  STEPHEN W. EVERETT, Chief Executive
                                  Officer and President

                                  /s/ Daniel R. Ouzts
                                  -----------------------------------
                                  DANIEL R. OUZTS, Vice President of
                                  Finance and Principal Financial
                                  Officer

Dated: August 13, 2004