Form 10-Q
period 2004-09-30
DIALYSIS CORP OF AMERICA
filed 2004-11-12
CIK 201653

FORM 10--Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527

DIALYSIS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Florida	59-1757642
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1302 Concourse Drive, Suite 204, Linthicum, Maryland	21090
(Address of principal executive offices)	(Zip Code)

(410) 694-0500
(Registrant’s telephone number, including area code)
_________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check b whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ or No ☐

Indicate by check b whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value - 8,485,815 shares as of October 31, 2004.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months and nine months ended September 30, 2004 and September 30, 2003, include the accounts of the Registrant and its subsidiaries.

Item 1.   Financial Statements

1)	Consolidated Statements of Income for the three months and nine months ended September 30, 2004 and September 30, 2003 (Unaudited).

2)	Consolidated Balance Sheets as of September 30, 2004 (Unaudited)and December 31, 2003.

3)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 (Unaudited).

4)	Notes to Consolidated Financial Statements as of September 30, 2004 (Unaudited).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.     Controls and Procedures

PART II -- OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.   Exhibits and Reports on Form 8-K

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Medical service revenue	$10,857,444	$7,535,530	$28,763,576	$21,697,427
Other income	121,173	81,581	430,828	233,816
	10,978,617	7,617,111	29,194,404	21,931,243
Operating cost and expenses:
Cost of medical services	6,051,469	4,706,470	16,951,870	13,425,840
Selling, general and administrative expenses	3,115,095	2,338,831	8,812,035	6,865,087
Provision for doubtful accounts	303,416	3,425	651,753	258,488
	9,469,980	7,048,726	26,415,658	20,549,415

Operating income	1,508,637	568,385	2,778,746	1,381,828

Other income (expense):
Interest income on officer/director note	1,074	971	2,995	3,001
Interest expense to parent	(17,180)	(521)	(27,956)	(939)
Other income, net	17,717	18,636	61,817	55,407
	1,611	19,086	36,856	57,469

Income before income taxes, minority interest
and equity in affiliate earnings	1,510,248	587,471	2,815,602	1,439,297

Income tax provision	554,311	230,920	1,048,084	615,271

Income before minority interest and equity in
affiliate earnings	955,937	356,551	1,767,518	824,026

Minority interest in income
of consolidated subsidiaries	(302,129)	(57,027)	(488,571)	(170,929)

Equity in affiliate earnings	122,375	8,687	172,770	30,320

Net income	$776,183	$308,211	$1,451,717	$683,417

Earnings per share:
Basic	$.09	$.04	$.18	$.09
Diluted	$.09	$.04	$.17	$.08

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2004	2003(A)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,499,422	$1,515,202
Accounts receivable, less allowance
of $1,089,000 at September 30, 2004;
$785,000 at December 31, 2003	7,277,789	4,913,318
Inventories	1,206,602	1,043,710
Deferred income taxes	423,000	412,000
Officer loan and interest receivable	110,498	107,503
Prepaid expenses and other current assets	1,250,010	1,392,721
Total current assets	11,767,321	9,384,454

Property and equipment:
Land	376,211	376,211
Buildings and improvements	2,345,042	2,332,904
Machinery and equipment	7,709,042	6,039,256
Leasehold improvements	4,329,577	3,548,875
	14,759,872	12,297,246
Less accumulated depreciation and amortization	6,120,625	5,030,550
	8,639,247	7,266,696

Goodwill	3,649,014	2,291,333
Other assets	1,264,304	661,891
Total other assets	4,913,318	2,953,224
	$25,319,886	$19,604,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,377,129	$1,167,213
Accrued expenses	4,844,107	3,170,269
Note and accrued interest payable to parent	1,550,968	---
Current portion of long-term debt	529,000	575,000
Income taxes payable	515,687	28,949
Payable acquisitions	380,298	670,000
Total current liabilities	9,197,189	5,611,431

Advances from parent	396,159	234,094
Long-term debt, less current portion	1,711,582	2,097,355
Payable acquisitions	380,298	---
Deferred income taxes	---	59,000
Total liabilities	11,685,228	8,001,880

Minority interest in subsidiaries	1,186,959	632,177

Commitments

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 8,485,815 shares issued and outstanding at September 30, 2004; 7,937,544 shares issued and outstanding at December 31, 2003	84,858	79,376
Capital in excess of par value	4,837,535	5,238,952
Retained earnings	7,525,306	6,073,589
Notes receivable from options exercised	---	(421,600)
Total stockholders' equity	12,447,699	10,970,317
	$25,319,886	$19,604,374

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission in March, 2004.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$1,451,717	$683,417
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,094,089	877,431
Amortization	1,736	1,735
Bad debt expense	651,753	258,487
Deferred income tax benefit	(86,980)	---
Minority interest	488,571	170,929
Equity in affiliate earnings	(172,770)	(30,320)
Increase (decrease) relating to operating activities from:
Accounts receivable	(2,800,399)	(1,179,944)
Inventories	(102,306)	(137,091)
Interest receivable on officer loan	(2,995)	(3,001)
Prepaid expenses and other current assets	58,196	181,315
Accounts payable	81,311	(284,551)
Accrued interest on note payable to parent	15,960	---
Accrued expenses	1,761,729	527,330
Income taxes payable	486,738	---
Net cash provided by operating activities	2,926,350	1,065,737

Investing activities:
Purchase of minority interest in subsidiaries	(670,000)	(670,000)
Additions to property and equipment, net of minor disposals	(2,378,409)	(920,134)
Loans to physician affiliates	(125,000)	(150,000)
Distributions from affiliate	33,226	77,000
Acquisition of dialysis centers	(757,616)	(75,000)
Other assets	(13,543)	4,859
Net cash used in investing activities	(3,911,242)	(1,733,275)

Financing activities:
Advances from parent	162,065	183,302
Note payable to parent	1,535,008	---
Payments on long-term debt	(573,391)	(419,273)
Exercise of stock options	5,400	11,250
Repurchase of stock	---	(42,000)
Capital contributions by subsidiaries’ minority members	52,000	202,382
Distribution to subsidiary minority members	(211,970)	(118,655)
Net cash provided by (used in) financing activities	969,112	(182,994)

Decrease in cash and cash equivalents	(15,780)	(850,532)

Cash and cash equivalents at beginning of period	1,515,202	2,571,916

Cash and cash equivalents at end of period	$1,499,422	$1,721,384
See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company operates 22 kidney dialysis outpatient treatment centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including the management of each of a 40% owned Ohio affiliate and an unaffiliated Georgia center, and has a dialysis facility under development in each of Virginia and Ohio; has agreements to provide inpatient dialysis treatments to various hospitals; and provides supplies and equipment for dialysis home patients. See “Consolidation.”

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” Intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2004, the company is a 57% owned subsidiary of Medicore, Inc., its parent. The company has a 40% interest in an Ohio dialysis center which it manages, which is accounted for on the equity method and not consolidated for financial reporting purposes. See Note 13.

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

The company’s principal estimates are for estimated uncollectible accounts receivable as provided for in its allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. The company’s estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Government Regulation

A substantial portion of the company’s revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare and Medicaid programs.

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 67% of receivables at September 30, 2004 and 59% at December 31, 2003.

Inventories

Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

	September 30,	December 31,
	2004	2003
Vendor volume discounts receivable	$266,537	$610,150
Prepaid expenses	780,393	478,079
Receivable from management service contracts	95,969	130,916
Other	107,111	173,576
	$1,250,010	$1,392,721

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Accrued Expenses

Accrued expenses is comprised as follows:
	September 30,	December 31,
	2004	2003
Due to insurance companies	$2,766,365	$1,759,397
Accrued compensation	1,281,837	985,330
Insurance premiums payable	287,661	126,736
Other	508,244	298,806
	$4,844,107	$3,170,269

Vendor Concentration

The company purchases erythropoietin (EPO) from one supplier which comprised 36% and 37% of the company’s cost of sales for the three months and nine months ended September 30, 2004 and for the same periods of the preceding year. There is only one supplier of EPO in the United States, and this supplier has recently received FDA approval for an alternative product available for dialysis patients. There are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO comprised 29% and 28% of medical service revenue for the three months and nine months ended September 30, 2004 and 28% for the same periods of the preceding year.

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers, other third party payors and directly from patients. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The company does not record revenue related to these charitable treatments. The amount of such services is not significant.

Goodwill

Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company’s acquisition of minority interests in August, 2001 and June, 2003, the acquisition of Georgia dialysis centers in April, 2002 and April, 2003, and acquisition of a Pennsylvania dialysis company at the close of business on August 31, 2004, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing has indicated no impairment for goodwill. See Note 9.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered due to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

The company follows the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic value method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of those Statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.81%, 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company’s common stock of 1.33, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective input assumptions including the expected stock price volatility. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$776,183	$308,211	$1,451,717	$683,417

Stock-based employee compensation expense under fair value method, net of related tax effects	(46,451)	(16,799)	(116,421)	(47,758)
Pro forma net income	$729,732	$291,412	$1,335,296	$635,659

Earnings per share:
Basic, as reported	$.09	$.04	$.18	$.09
Basic, pro forma	$.09	$.04	$.16	$.08
Diluted, as reported	$.09	$.04	$.17	$.08
Diluted, pro forma	$.08	$.03	$.15	$.07

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, consisting of stock options, calculated using the treasury stock method and average market price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$776,183	$308,211	$1,451,717	$683,417

Weighted average shares-denominator basic computation	8,322,959	7,935,587	8,214,105	7,895,647
Effect of dilutive stock options	396,248	821,259	517,557	789,024
Weighted average shares, as adjusted-denominator diluted computation	8,719,207	8,756,846	8,731,662	8,684,671

Earnings per share:
Basic	$.09	$.04	$.18	$.09
Diluted	$.09	$.04	$.17	$.08

The company had various potentially dilutive securities during the periods presented, consisting of stock options. See Note 7.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income

Operating:

Other operating income is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Management fee income	$121,173	$81,581	$296,645	$233,816
Litigation settlement	---	---	134,183	---
	$121,713	$81,581	$430,828	$233,816

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Rental income	$48,627	$46,531	$142,323	$143,778
Interest income	6,835	13,264	20,841	37,228
Interest expense	(41,433)	(50,103)	(124,784)	(154,802)
Other	3,688	8,944	23,437	29,203
Other income, net	$17,717	$18,636	$61,817	$55,407

Estimated Fair Value of Financial Instruments

The carrying value of cash, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and, in the case of debt, because such instruments either bear variable interest rates which approximate market or have interest rates approximating those currently available to the company for loans with similar terms and maturities.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 2004 and September 30, 2003 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2003.

NOTE 3--LONG-TERM DEBT

The company, through its subsidiary, DCA of Vineland, LLC, and pursuant to a December 3, 1999 loan agreement, obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter with an interest rate of 5.75% at September 30, 2004, and 5% at December 31, 2003, secured by a mortgage on the company’s real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 principal plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of $616,000 September 30, 2004 and $636,000 at December 31, 2003.

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002, with an interest rate of 6% at September 30, 2004, and December 31, 2003. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $685,000 at September 30, 2004, and $715,000 at December 31, 2003.

The equipment financing agreement is for financing for kidney dialysis machines for the company’s dialysis facilities. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” There was no financing under this agreement during the first nine months of 2004 or for the same period of the preceding year. The remaining principal balance under this financing amounted to approximately $939,000 at September 30, 2004, and $1,321,000 at December 31, 2003. The company is currently financing its acquisition of equipment through its parent. See Note 5.

The prime rate was 4.75% as of September 30, 2004, and 4% as of December 31, 2003. For interest payments, see Note 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at September 30, 2004, and December 31, 2003.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

For income tax payments, see Note 11.

NOTE 5--TRANSACTIONS WITH PARENT

The company’s parent provides certain financial and administrative services for the company. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 2004 and for the same periods of the preceding year.

The company had an intercompany advance payable to its parent of approximately $396,000 at September 30, 2004 and $234,000 at December 31, 2003, which bears interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $1,000 and $3,000 for the three months and nine months ended September 30, 2004. Interest is included in the intercompany advance balance. The company’s parent has agreed not to require repayment of the intercompany advance balance prior to October 1, 2005; therefore, the advance has been classified as long-term at September 30, 2004.

On March 17, 2004, the company issued a demand promissory note to its parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was modified by increasing the maximum amount of advances that can be made to $2,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. The company borrowed approximately $1,535,000 under this note during the first nine months of 2004 which had an interest rate of 6% as of September 30, 2004. Interest expense on the note amounted to approximately $16,000 and $25,000 for the three months and nine months ended September 30, 2004. Accrued interest payable on the note amounted to approximately $16,000 as of September 30, 2004.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of the company in 2001 and ceased being a director at the annual meeting on June 3, 2004. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in DCA of Vineland being owned 51% by the company and 49% by this physician’s companies.

In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. (formerly known as Dialysis Services of NJ, Inc. - Manahawkin), of which subsidiary company this physician also serves as medical director.

In May, 2001, the company loaned its President and CEO $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President’s stock and stock options in the company and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 and $3,000 for the three months and nine months ended September 30, 2004, and for the same periods of the preceding year. Accrued interest on the loan was approximately $15,000 as of September 30, 2004, and $13,000 as of December 31, 2003.

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members funded in the aggregate approximately $295,000 in capital contributions during the first nine months of 2004, and $208,000 during the same period of the preceding year, under notes accruing interest at prime plus 2%, with an aggregate of approximately $69,000 of distributions applied against the notes and accrued interest during the first nine months of 2004, and $47,000 during the same period of the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11.

NOTE 7--STOCK OPTIONS

In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003 with the company receiving an $11,250 cash payment for the exercise price

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 7--STOCK OPTIONS--Continued

In April, 1999, we adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of our officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options to date have been cancelled. In April, 2000, the 680,000 one-year options were exercised for which we received cash payment of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. All the notes were repaid with 91,800 shares of common stock with a fair market value of approximately $521,000 on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the nine months ended September 30, 2004, all of which was earned during the first quarter. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares to the company for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the payment of 54,223 shares to the company. The exercises and share payments to the company represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11.

In January, 2001, the board of directors granted to our Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting at January, 2001, and 66,000 options vesting annually on January 1, 2002 to 2005. In January, 2004, 56,384 of these options were exercised for $35,240 with the exercise price satisfied by a director bonus accrued in 2003.

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately with the remaining 120,000 options to vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by director bonuses accrued in 2003. These exercises represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11. In January, 2004, 7,200 of these options were exercised with the company receiving a $5,400 cash payment for the exercise price. Due to the resignation of a director in June 2004, 14,654 options were cancelled leaving 120,000 of these options outstanding as of September 30, 2004. As of September 30, 2004, an aggregate of 90,000 of these options had vested, of which 15,346 have been exercised.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 7--STOCK OPTIONS--Continued

In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of the company’s employees of which 11,000 were outstanding and vested at September 30, 2004. These options are exercisable at $2.05 per share through May 28, 2007. Options for 10,000 shares have been cancelled as a result of the termination of several employee optionholders.

In June, 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares on each June 4 from 2004 to 2007.

In August, 2003, the board of directors granted a three-year option to a director who serves on several of the company’s committees including the audit committee, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares commencing on August 19, 2004.

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

In August, 2004, the board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 15, 2009. The options vest 25% annually commencing August 16, 2005. See Part II, “Other Information, “Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

NOTE 8--COMMITMENTS

Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and its parent established a new 401(k) plan effective January, 2003, which allows employees, in addition to

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 8--COMMITMENTS--Continued

regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. The company’s expense for employer matching contributions amounted to approximately $600 for the nine months ended September 30, 2004, all during the first quarter, with no matching contributions for the same periods of the preceding year.

NOTE 9--ACQUISITIONS

In August, 2001, the company acquired the remaining 30% minority interest in DCA of So. Ga., LLC, giving the company a 100% ownership interest, for $600,000. This transaction resulted in $523,000 goodwill representing the excess of the $600,000 purchase price over the $77,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company’s decision to make this investment was based largely on the profitability of DCA of So. Ga. The party from whom the company acquired the minority interest is the medical director of another dialysis subsidiary of the company. See Note 1.

In April, 2002, the company acquired a dialysis center in Royston, Georgia for $550,000. This transaction resulted in $400,000 of goodwill representing the excess of the $550,000 purchase price over the $150,000 fair value of the assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company’s decision to make this investment was based on its expectation of future profitability resulting from its review of this dialysis center’s operations prior to making the acquisition. See Note 1.

During the second quarter of 2003, the company acquired the assets of a Georgia dialysis center and the 30% minority interests in each of two of its existing Georgia dialysis centers for a total consideration of $1,415,000, of which $745,000 was paid initially and the remaining balance of $670,000 was paid during the second quarter of 2004. These acquisitions resulted in $1,368,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period. The company’s decision to make these acquisitions was based on its expectation of profitability resulting from management’s evaluation of the operations of these dialysis centers. The party from whom the 30% minority interests were purchased was the medical director of one of the facilities at which the 30% interest was acquired and is the medical director of two other of the company’s Georgia dialysis facilities. See Note 1.

Effective as of the close of business on August 31, 2004, the company acquired a Pennsylvania dialysis company for an estimated net purchase price of $1,521,000. Of that amount, $761,000 is currently in escrow, with the balance of approximately $760,000 to be paid in equal installments, each on the first and second anniversary of the effective date of the purchase agreement. This transaction resulted in $1,357,000 of estimated goodwill representing the excess of the net purchase price over the initially estimated $164,000 fair value of net assets acquired, including an $83,000 valuation of an eight year non-competition agreement that will be amortized over the life of the agreement. The goodwill is not

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 9--ACQUISITIONS--Continued

amortizable for tax purposes, since the transaction was a stock acquisition. The initial allocation of purchase cost at fair value was based upon available information and will be finalized as any contingent purchase amounts are resolved and estimated fair values of assets are finalized. The company began recording the results of operations for the acquired company as of the effective date of the acquisition. The company’s decision to make this investment was based on its expectation of future profitability resulting from its review of the acquired company’s operations prior to making the acquisition. See
Note 1.

NOTE 10--LOAN TRANSACTIONS

The company has and may continue to provide funds in excess of capital contributions to meet working capital requirements of its dialysis facility subsidiaries, usually until they become self-sufficient. The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions. See Note 6.

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 and 6:

	Nine Months Ended
	September 30,
	2004	2003
Interest paid (see Note 3)	$142,000	$186,000
Income taxes paid (see Note 4)	648,000	604,000
Options exercise bonus (191,238 shares 2004; 159,284 shares 2003) (see Note 7)	120,000	100,000
Subsidiary minority member capital contributions financed (see Note 6)	295,000	208,000
Subsidiary minority member distributions applied against financing (see Note 6)	69,000	47,000
Share payment (514,008 options exercised; 72,375 shares paid)
for stock option exercises (see Note 7)	321,000	---
Payment on note receivable with 91,800 shares of common stock (see Note 7)	521,000	---

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

NOTE 12--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended September 30, 2004 are summarized as follows:

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Note Receivable		Total
Balance at December 31, 2003	$79,376	$5,238,952	$6,073,589		$(421,600)	$10,970,317
Exercise of stock options	6,400	119,095	---		---	125,495
Share repayment on notes	(918)	(520,512)	---		421,600	(99,830)
Net income	---	---	$1,451,717		---	1,451,717
Balance September 30, 2004	$84,858	$4,837,535	$7,525,306	$	---	$12,447,699

NOTE 13--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$717,476	$375,541	$1,602,407	$1,186,470
Gross profit	$440,667	$134,977	$818,406	$449,585
Net income	$305,940	$22,027	$431,929	$75,797

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations, commonly known as MD&A, is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results. Our discussion of MD&A should be read in conjunction with our unaudited consolidated financial statements, including the notes, included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 22 outpatient dialysis centers, including a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients at nine hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis through method II services, the latter relating to providing patients with supplies and equipment.

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
In-center	33,001	26,900	90,774	75,731
Home peritoneal	3,682	1,872	9,555	5,376
Acute	2,171	1,990	6,379	5,953
	38,854(1)	30,762(1)	106,708(1)	87,060(1)
_______________

(1)	Treatments by the two managed centers included: in-center treatments of 3,414 and 9,492, for the three months and nine months ended September 30, 2004, and 2,968 and 8,214 for the three months and nine months ended September 30, 2003; no home peritoneal treatments; and acute treatments of 48 and 95, for the three months and nine months ended September 30, 2004, and 42 and 129 for the three months and nine months ended September 30, 2003.

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

Approximately 56% of our medical service revenues were derived from Medicare and Medicaid reimbursement for the three months and nine months ended September 30, 2004, compared to 60% and 59% for the same periods of the preceding year, with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Medicare	49%	52%	49%	51%
Medicaid and comparable programs	7	8	7	8
Hospital inpatient dialysis services	5	7	6	8
Commercial insurers and other private payors	39	33	38	33
	100%	100%	100%	100%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Outpatient hemodialysis services	$4,181	39%	$3,835	51%	$13,200	46%	$10,795	50%
Home peritoneal dialysis services	728	7	334	4	1,745	6	932	4
Inpatient hemodialysis services	576	5	531	7	1,686	6	1,551	7
Ancillary services	5,372	49	2,836	38	12,133	42	8,419	39
	$10,857	100%	$7,536	100%	$28,764	100%	$21,697	100%

The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, including anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition. We have developed a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. Among the different programs is our Compliance Program, which has been implemented to provide us with our best efforts in assuring our compliance with fraud and abuse laws and to supplement our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders.

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such centers or service contracts may involve, or if such centers or service contracts will ultimately be profitable. It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base.

Results of Operations

The following table shows our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30				September 30,
	2004		2003		2004		2003
Medical service revenue	10,857	100.0%	7,536	100.0%	$28,764	100.0%	21,697	100.0%
Other income	121	1.1	81	1.1	431	1.5	234	1.1
Total operating revenues	10,978	101.1	7,617	101.1	29,195	101.5	21,931	101.1

Cost of medical services	6,052	55.7	4,707	62.5	16,952	58.9	13,426	61.9
Selling, general and administrative expenses	3,115	28.7	2,339	31.0	8,812	30.9	6,865	31.6
Provision for doubtful accounts	303	2.8	3	--	652	2.3	258	1.2
Total operating costs and expenses	9,470	87.2	7,049	93.5	26,416	91.8	20,549	94.7

Operating income	1,508	13.9	568	7.5	2,779	9.7	1,382	6.4

Other, net	2	--	19.3		37.1		57	1.3

Income before income taxes, minority
interest and equity in affiliate earnings	1,510	13.9	587	7.8	2,816	9.8	1,439	6.6

Income tax provision	554	5.1	231	3.1	1,048	3.6	615	2.8

Income before minority interest and
equity in affiliate earnings	956	8.8	356	4.7	1,768	6.2	824	3.8

Minority interest in income of
consolidated subsidiaries	(302)	(2.8)	(57)	(.8)	(489)	(1.7)	(171)	(.8)

Equity in affiliate earnings	122	1.1	9.1		173.6		30.1

Net income	$776	7.1%	$308	4.0%	$1,452	5.0%	$683	3.1%

Operating income increased approximately $940,000 (165%) and $1,397,000 (101%) for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year. For these same periods, income taxes, minority interest and equity in affiliate earnings increased $923,000 (157%) and $1,376.000 (96%), and net income increased $468,000 (152%) and $768,000 (112%).

Medical service revenues increased approximately $3,322,000 (44%) and $7,066,000 (33%) for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year with the increase largely attributable to a 28% increase in total dialysis treatments performed by the company from 27,752 during the third quarter of 2003 to 35,392 during the third quarter of 2004, and a 23% increase in total dialysis treatments performed by the company from 78,717 during the first nine months of 2003 to 97,121 during the first nine months of 2004. This increase reflects increased revenues of approximately $840,000 and $1,799,000 for our Pennsylvania dialysis centers, including revenues of $258,000 and $489,000 for our new Pottstown center; and third quarter 2004 revenues of $181,000 for the two centers included in our acquisition of Keystone Kidney Care; increased revenues of $544,000 and $758,000 for our New Jersey centers; increased revenues of $258,000 and $730,000 for our Georgia centers; increased revenues of approximately $232,000 and $786,000 for our Maryland centers, including revenues of $126,000 and $137,000 for our new Rockville center; increased revenues of approximately $418,000 and $1,094,000 for our Ohio center; revenues of approximately $304,000 and $685,000 for our new Virginia center; and revenues of approximately $726,000 and $1,214,000 for our new South Carolina center. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

Other operating income increased by approximately $40,000 and $197,000 for the three months and nine months ended September 30, 2004, compared to the same period of the preceding year. This includes a litigation settlement of $134,000 during the first quarter of 2004 and an increase in management fee income of $40,000 and $63,000 for the three months and nine months ended September 30, 2004, pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and our unaffiliated Georgia center.

Cost of medical services sales as a percentage of sales decreased to 56% and 59% for the three months and nine months ended September 30, 2004, compared to 62% for the same periods of the preceding year, including decreases in payroll costs and supply costs as a percentage of medical service sales. These decreases resulted from more efficient utilization of personnel resulting in lower per-treatment payroll costs, and more efficient supply utilization resulting in lower supply costs per treatment.

Approximately 29% and 28% of our medical services revenues for the three months and nine months ended September 30, 2004, and 28% for the same periods of the preceding year was derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $776,000 (33%) and $1,947,000 (28%) for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers in Pennsylvania, South Carolina, Virginia, and Maryland, and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenues decreased to approximately 29% and 31% for the three months and nine months ended September 30, 2004, compared to 31% and 32% for the same periods of the preceding year, including expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical service revenues.

Provision for doubtful accounts increased approximately $300,000 and $393,000 for the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year. Medicare bad debt recoveries of $150,000 and $180,000 were recorded during the three months and nine months ended September 30, 2003, with no such recoveries recorded during the first nine months of 2004. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Other non-operating income (expense) decreased approximately $1,000 for the three months ended September 30, 2004, and increased approximately $6,000 for the nine months ended September 30, 2004, compared to the same periods of the preceding year. This includes a decrease in interest income of $6,000 and $16,000, an increase in rental income of $2,000 for the three months and a decrease in rental income of $1,000 for the nine months, a decrease in miscellaneous other income of $5,000 and $6,000 and a decrease in interest expense of $9,000 and $30,000 reflecting reduced average non-inter-company borrowings during both the three months and nine months ended September 30, 2004, compared to the same periods of the preceding year and lower average interest rates during the nine month period with the reduction in average borrowings more than offsetting an increase in interest rates during the three month period. Interest expense to our parent, Medicore, Inc., increased $17,000 and $27,000 for the three months and nine months ended September 30, 2004 compared to the same periods of the preceding year as a result of an increase in the intercompany advance payable to our parent and borrowings under a demand promissory note payable to our parent. The prime rate was 4.75% at September 30, 2004, and 4% at December 31, 2003. See Notes 1, 3 and 5 of “Notes to the Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

We experienced same-center growth in total treatments of approximately 9% for the nine months ended September 30, 2004, compared to the same period of the preceding year, and same-center revenues grew approximately 20%. Management continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, we are reviewing technological improvements and intend to make capital investments to the extent we are confident such improvements will improve patient care and operating performance.

Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio affiliate whose operating results improved for the three months and nine months ended September 30, 2004, compared to the same period of the preceding year. See Notes 1 and 13 to “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Working capital totaled approximately $2,570,000 at September 30, 2004, which reflected a decrease of $1,203,000 (32%) during the nine months ended September 30, 2004. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $16,000, which included net cash provided by operating activities of $2,926,000; net cash used in investing activities of $3,911,000 (including additions to property and equipment of $2,378,000, acquisition payments to a minority member in two of our subsidiary dialysis centers for the remaining balance due of $670,000 to acquire an aggregate of 30% of such member’s interest in each of such subsidiaries, a net cash expenditure of $758,000 on acquisition of Keystone Kidney Care, $33,000 distributions received from our 40% owned Ohio affiliate, and $125,000 loans to physician affiliates); and net cash provided by financing activities of $969,000 (including an increase in advances payable to our parent of $162,000, notes payable to our parent of $1,535,000, debt repayments of $573,000, distributions to subsidiary minority members of $212,000, $5,000 of receipts from the exercise of stock options and $52,000 capital contributions by a subsidiary minority member).

Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $616,000 at September 30, 2004 and $636,000 at December 31, 2003. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $685,000 at September 30, 2004 and $715,000 at December 31, 2003. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $939,000 at September 30, 2004, and $1,321,000 at December 31, 2003. There was no additional equipment financing during the first nine months of 2004. See Note 3 to “Notes to Consolidated Financial Statements.”

During the first nine months of 2004, we borrowed approximately $1,535,000 to finance dialysis equipment purchases and for the initial payment of our acquisition of Keystone Kidney Care under a demand promissory note to our parent. See Note 5 to “Notes to Consolidated Financial Statements.”

We opened centers in Warsaw, Virginia; Aiken, South Carolina; Pottstown, Pennsylvania; and Rockville, Maryland during the first nine months of 2004, and acquired Keystone Kidney Care effective as of the close of business on August 31, 2004. We are in the process of developing a new dialysis center in each of Virginia and Ohio. Payment of the balance due of $670,000 on the purchase of minority interests in two of our Georgia dialysis centers was made during the second quarter of 2004. Payment of $761,000 was made September 1, 2004 on our Keystone Kidney Care acquisition. See Note 9 to “Notes to Consolidated Financial Statements.”

Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $750,000 to $1,000,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and financing from our parent, Medicore, Inc. See Notes 3 and 5 to “Notes to Consolidated Financial Statements.” Our future expansion may require us to seek outside financing. While we anticipate that financing will be available either from a financial institution or our parent company, no assurance can be given that we will be successful in implementing our growth strategy or that adequate financing will be available to support our expansion.

Critical Accounting Policies and Estimates

The SEC has issued cautionary advice to elicit more precise disclosure in this Item 2, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

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

Revenue Recognition: Revenues are recognized net of contractual provisions at the expected collectable amount. We receive payments through reimbursement from Medicare and Medicaid for our outpatient dialysis treatments coupled with patients’ private payments, individually and through private third-party insurers. A substantial portion of our revenues are derived from the Medicare ERSD program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests. Certain of these ancillary services are reimbursable outside of the composite rate. Medicaid reimbursement is similar and supplemental to the Medicare program. Our acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis. We have developed a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, we sometimes receive more or less than the amount expected when the services are provided. We reconcile any differences at least quarterly.

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

Long-Lived Assets: We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset. These computations are complex and subjective.

Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately
$1,491,000 at September 30, 2004.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate mortgage obligations, which totaled approximately $1,301,000 at September 30, 2004, and our demand promissory note payable to our parent, Medicore, which amounted to approximately $1,535,000 at September 30, 2004.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $13,000 on our results of operations for the nine months ended September 30, 2004.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2004, management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and President, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). The disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act, as is this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and President, and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

There were no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses, of which there were none.

PART II -- OTHER INFORMATION

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Equity Securities Sold by the Company During the Third Quarter Ended September 30, 2004 and Not Registered Under the Securities Act

The only issuance of equity securities by the company during the third quarter ended September 30, 2004, was the grant in August, 2004, of a five-year incentive option exercisable at $4.02 per share expiring August 15, 2009, to one executive officer for an aggregate of 50,000 shares of common stock vesting in equal 25% increments each year commencing August 16, 2005. This option was granted under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), the non-public offering exemption from the registration requirements of the Securities Act, since the optionee is an executive officer of the company, who is knowledgeable and has access to information concerning the company and its operations, financial condition and management. The option, as are the shares of common stock obtainable upon exercise of the option, is not publicly transferable absent registration under the Securities Act unless an exemption from such registration is available. Any shares obtained upon exercise of the option will be “restricted” securities as defined in Rule 144(a)(3) of the Securities Act, and will have a legend on each certificate indicating the limitation of public transferability together with stop transfer instructions placed against such shares with the company’s transfer agent.

Purchases of Equity Securities By or On Behalf of the Company During the Third Quarter Ended September 30, 2004

The company has a common stock repurchase program, which was announced in September, 2000, for the repurchase of up to 600,000 shares at the then current market prices of approximately $.90 (post January, 2004 split, $.45) per share. The repurchase program was reiterated in September, 2001, and continues. The maximum number of shares that may yet be purchased under the plan is 240,000 shares. There were no repurchases of any equity securities during the third quarter months of July, August and September, 2004. Repurchases are unlikely at the current market prices. The closing price of our common stock on November 4, 2004 was $8.20.

Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits

Part I Exhibits

31        Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32        Section 1350 Certifications

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

Part II Exhibits

None

(b)     Reports on Form 8-K

There were no reports on Form 8-K for the third quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATION OF AMERICA

By:	/s/ Don Waite
DON WAITE, Vice President of Finance, Chief Financial Officer

EXHIBIT INDEX

 Exhibit No.

31        Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32        Section 1350 Certifications

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

