Form 10-K
period 2004-12-31
DIALYSIS CORP OF AMERICA
filed 2005-03-30
CIK 201653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________ to __________
Commission file number 0-8527

 DIALYSIS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

FLORIDA	59-1757642
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1302 CONCOURSE DRIVE, SUITE 204, LINTHICUM, MARYLAND	21090
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 694-0500

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
common stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the common equity was sold on June 30, 2004 was approximately $12,410,000.

As of March 25, 2005, the Company had 8,661,815 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits, incorporated in Part IV of this Annual Report,

Registrant’s Annual Report, Form 10-K for the year ended December 31, 1996 and for the seven years ended December 31, 2003, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

Annual Reports for Registrant's Parent, Medicore, Inc., Forms 10-K for the year ended December 31, 1994, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

DIALYSIS CORPORATION OF AMERICA

Index to Annual Report on Form 10-K
Year Ended December 31, 2004

Page

PART I

Cautionary Notice Regarding Forward-Looking Information	1

Item 1.	Business	2

Item 2.	Properties	30

Item 3.	Legal Proceedings	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	65

Signatures		71

i

Part I

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K and the documents incorporated by reference in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the proposed acquisition of our parent public company, Medicore, Inc. pursuant to a stock for stock merger transaction, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans” and “believes,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the “Risk Factors” section beginning on page 21 of this annual report. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this annual report. You should read this annual report, the exhibits attached and the documents incorporated by reference completely and with the understanding that the company’s actual results may be materially different from what we expect.

The forward-looking statements speak only as of the date of this Annual Report, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

Item 1. Business

Historical

We are a Florida corporation organized in 1976. We develop and operate outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease, or ESRD. We also provide acute inpatient dialysis treatments in hospitals, homecare services and dialysis center management services. We became a public company in 1977, and went private in 1979. We began construction of new centers in 1995, and in 1996 once again became a public company. We currently operate 23 outpatient dialysis facilities including a dialysis center in Ohio in which we hold a 40% interest and an unaffiliated center in Georgia, each of which we manage pursuant to management services agreements. During 2004, we opened five dialysis centers: one in each of Maryland, Pennsylvania, and South Carolina and two in Virginia and acquired a Pennsylvania dialysis company that had been operating two centers. We are in the process of developing five new centers: one in Maryland, one in Ohio and three in South Carolina.

Our principal executive offices are located at 1302 Concourse Drive, Suite 204, Linthicum, Maryland 21090, and you may contact us as follows:

telephone: (410) 694-0500
fax: (410) 694-0596
email: info@dialysiscorporation.com

Our internet website can be found at www.dialysiscorporation.com. You may obtain from our internet website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed with the SEC, press releases, corporate profiles and corporate governance materials. We also make those documents available to shareholders free of charge upon request.

Recent Developments

The company and its parent, Medicore, Inc., agreed to terms for a merger of Medicore into our company in a stock for stock merger transaction. This was announced in a joint release on March 15, 2005. We are currently working toward completion of an Agreement and Plan of Merger. Medicore, also a public company trading on the Nasdaq SmallCap Market (MDKI), currently owns approximately 56% of our company. The merger is subject to the receipt of satisfactory tax and fairness opinions, the filing of a registration statement including a proxy statement/prospectus with the SEC, and the approval of the shareholders of Medicore and our company. Assuming completion of the merger, we anticipate issuing .68 shares of our common stock for each share of Medicore common stock for an aggregate issuance of approximately 5,289,000 shares, which will result in approximately 9,000,000 of our shares of common stock to be outstanding upon completion of the merger.

The bases for the merger are essentially to simplify the corporate structure, enable the ownership of the control interest in our company to be in the hands of the public rather than one entity, and provide to our company the Medicore assets, which include, among other assets, minimum cash of approximately $4,000,000 to $5,000,000, the medical supply operations, and income producing realty in Hialeah, Florida, with an estimated value of at least $3,000,000. Indebtedness of approximately $2,435,000 at March 25, 2005 which we owe to Medicore under a financing arrangement provided by Medicore of up to

$5,000,000 will be eliminated. The credit facility is for equipment financing, working capital and general corporate purposes. These assets to be obtained in the merger will enhance our liquidity and borrowing power, and provide our company with the ability to continue our business strategy of controlled growth, further build our dialysis business, and expand the acquired medical supply operations.

We are preparing for filing with the SEC in the near future a registration statement on Form S-4 containing a proxy statement/prospectus, as well as an information statement for our company in connection with the merger transaction. Common stockholders are urged to read that filing when it becomes available, since it will contain important information about the merger, Medicore, and our company, including, but not limited to, each company’s management, risk factors, stockholder rights, and voting procedures. When the registration statement and the proxy statement/prospectus is available, stockholders may obtain free copies and other documents filed with the SEC at the SEC’s website at www.sec.gov. In addition, stockholders and others may obtain free copies of the documents filed with the SEC by the company by contacting Lawrence E. Jaffe, Esq., our corporate Secretary, at 201-288-8282. Medicore and its directors and executive officers may be deemed to be participants in the solicitation of proxies from its stockholders in connection with the merger transaction. Our company is providing an information statement with respect to the annual meeting and which stockholder approval for the merger transaction will be sought, but we do not solicit proxies since a quorum for the stockholder meeting exists by virtue of Medicore’s controlling interest in our company.

Information regarding the special interests of the directors and executive officers of Medicore and our company in the merger transaction will be disclosed in the proxy statement/prospectus. Additional information regarding the directors and executive officers of Medicore is included in Medicore’s annual report on Form 10-K for the year ended December 31, 2004, and as to our directors and executive officers in this annual report, Part III, below. These annual reports and related documents are available free of charge at the SEC’s website at www.sec.gov, and from Lawrence E. Jaffe, corporate Secretary to Medicore and our company, as described above.

General

Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff. In addition to outpatient facilities, we provide acute inpatient dialysis treatments that are conducted under contractual relationships. Currently we have such relationships with nine hospitals and medical centers located in areas and states serviced by our outpatient dialysis facilities. Our homecare services, through the use of peritoneal dialysis, requires us to provide equipment and supplies, training, monitoring and follow-up assistance to patients who are able to perform their treatments at home.

Our growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to develop new potential dialysis centers at costs within our budget. We opened five new dialysis centers during 2004: one in Virginia in January, 2004, one in South Carolina in February, 2004, one in Pennsylvania in March, 2004, one in Maryland in June, 2004 and another in Virginia in December, 2004. At the end of August, 2004 we acquired a dialysis company which owns and operates two dialysis centers in Pennsylvania. We are in the process of developing five additional dialysis centers: one in Maryland, one in Ohio and three in South Carolina.

Our medical service revenues are derived primarily from four sources: (i) outpatient hemodialysis services (46%, 47% and 48% of medical services revenues for 2004, 2003 and 2002, respectively); (ii) home peritoneal dialysis services (7%, 4%, and 3% of medical services revenues for 2004, 2003 and 2002, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (5%, 7% and 10% of medical services revenues for 2004, 2003 and 2002, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin (“EPO”), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia), (42%, 42% and 39% of medical services revenue for 2004, 2003 and 2002, respectively). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients. ESRD patients normally receive 156 dialysis treatments each year.

Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services (“HHS”). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, our operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. From commencement of the Medicare ESRD program in 1972 through 1983, the ESRD composite rate was unchanged, and thereafter decreased over the years until January, 2000, when the rate was minimally increased by Congress, and further minimally increased in January, 2001. However, Congress has approved a 1.6% composite rate increase for 2005. For calendar 2005, Medicare is implementing an additional change in the manner it reimburses dialysis treatments, which includes a pricing revision to the current average wholesale price for separately billable drugs and biologicals. Prepayment will be based on the average acquisition price as determined by the Office of Inspector General, referred to as OIG. In order to make this change budget-neutral, a drug add-on component has been included, which will increase our composite rate by an additional 8.7%. Further, Medicare intends to implement a case mix payment system, adjusting the composite rate for a limited number of patient characteristics. See under this Item 1, “Operations - Medicare Reimbursement” below. Commercial third-party reimbursement rates, which have increased as a percentage of our revenues over the last two years, are also susceptible to reduction. See “Operations - Medicare Reimbursement.” The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals. Typically these rates are at least equivalent to or higher than the government fixed rates on a per treatment basis.

Stock Split

On January 28, 2004, the company effected a two-for-one stock split. All share and per share data, including option information, in this Annual Report on Form 10-K for the year ended December 31, 2004, have been adjusted to reflect the stock split.

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

Based upon information published by CMS, the number of ESRD patients requiring dialysis treatments in the United States at December 31, 2002 was approximately 309,000, and continues to grow at a rate of approximately 7% a year. This is thought to be attributable primarily to the aging of the population and greater patient longevity as a result of improved dialysis technology. The statistics further reflect approximately 4,443 dialysis facilities, with a current annual cost for treating ESRD patients in the United States at approximately $25 billion at December, 2002, of which Medicare accounted for approximately $17 billion.

ESRD Treatment Options

Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or (iii) the patient’s home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; and/or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 80%) with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney, and also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and simultaneously with the blood circulating through one chamber, dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician’s instructions.

Home hemodialysis treatment requires the patient to be medically suitable and have a qualified assistant. Additionally, home hemodialysis requires training for both the patient and the patient’s assistant, which usually encompasses four to eight weeks. Our company does not currently provide home hemodialysis (non-peritoneal) services.

A second home treatment for ESRD patients is peritoneal dialysis. There are several variations of peritoneal dialysis, the most common being continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. All forms of peritoneal dialysis use the patient’s peritoneal (abdominal) cavity to eliminate fluid and toxins from the patient. Continuous ambulatory peritoneal dialysis utilizes dialysis solution infused manually into the patient’s peritoneal cavity through a surgically-placed catheter. The solution is allowed to remain in the abdominal cavity for a three to five hour period and is then drained. The cycle is then repeated. Continuous cycling peritoneal dialysis is performed in a manner similar to continuous ambulatory peritoneal dialysis, but utilizes a mechanical device to cycle the dialysis solution while the patient is sleeping. Peritoneal dialysis is the third most common form of ESRD therapy following center hemodialysis and renal transplant.

While kidney transplantation, another treatment option for patients with ESRD, is typically the most desirable form of therapeutic intervention, the scarcity of suitable donors and possibility of donee rejection limits the availability of this surgical procedure as a treatment option.

Business Strategy

Dialysis Corporation of America has 28 years’ experience in developing and operating dialysis treatment facilities. Our priority is to provide quality patient care. We intend to continue to establish alliances with physicians and hospitals and attempt to initiate dialysis service arrangements with nursing homes and managed care organizations.

We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. We are in the process of developing five new dialysis centers; and we are in different phases of negotiations with physicians for potential new facilities in a variety of states.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. During fiscal 2004, we experienced approximately 9% growth in the total number of dialysis treatments at our 14 dialysis centers that were in existence as of December 31, 2003, and a 20% growth in medical services revenue for these centers. We had an increase of over 50% in peritoneal dialysis patients in fiscal 2004.

Development and Acquisition of Facilities

One of the primary elements in developing or acquiring facilities is locating an area with an existing patient base under the current treatment of local nephrologists, since the proposed facility would primarily be serving such patients. Other considerations in evaluating development of a dialysis facility or a proposed acquisition are the availability and cost of qualified and skilled personnel, particularly nursing and technical staff, the size and condition of the facility and its equipment, the atmosphere for the patients, the area’s demographics and population growth estimates, state regulation of dialysis and healthcare services, and the existence of competitive factors such as existing outpatient dialysis facilities within reasonable proximity to the proposed center.

Expansion is approached primarily through the development of our own dialysis facilities. Acquisition of existing outpatient dialysis centers is a faster but more costly means of growth. The primary reason for physicians selling or participating in the development of independently owned centers is the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice. Other motivating forces are the physician’s desire to be part of a larger organization allowing for economies of scale and the ability to realize a return on their investment if they have an interest in the dialysis entity.

To construct and develop a new facility ready for operation takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to variables based on location, size and competitive elements. Some of our centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Construction of a 15 station facility, typically the size of our dialysis facilities, costs in a range of $750,000 to $1,000,000, including equipment and initial working capital requirements, depending on location, size and related services to be provided by the proposed facility. Acquisition of existing facilities can be substantially more expensive, and is usually based primarily upon the patient base and earnings, and to a lesser extent, location and competition. Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources. We have a financing arrangement with our parent for up to $5,000,000 for equipment financing and working capital. At March 25, 2005, we had borrowed $2,435,000, which is under a demand promissory note at an annual interest rate of prime plus 1.25%. Assuming completion of the merger with our parent, we would obtain, among other assets, approximately $4,000,000 to $5,000,000 in cash for building our dialysis operations. See “Recent Developments” above.

Inpatient Services

We also seek to increase acute dialysis treatments through contracts with hospitals for inpatient dialysis services. These contracts are sought with hospitals in areas serviced by our facilities. Hospitals are willing to enter into such inpatient care arrangements to eliminate the administrative burdens of providing dialysis services to their patients as well as the expense involved in maintaining dialysis equipment, supplies and personnel. We believe that these arrangements are beneficial to our operations, since the contract rates are individually negotiated with each hospital and are not fixed by government regulation as is the case with Medicare reimbursement fees for ESRD patient treatment.

There is no certainty as to when any additional centers or service contracts will be implemented, or, to the extent implemented, the number of dialysis stations or patient treatments these centers or service contracts may involve, or if they will ultimately be profitable. There is no assurance that we will be able to continue to enter into favorable relationships with physicians who would become medical directors of such \proposed dialysis facilities, or that we will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to their start-up costs and expenses and to their having a smaller and slower developing patient base. See “Business Strategy,” “Operations” and “Competition” of this Item 1, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Operations

Location, Capacity and Use of Facilities

We operate 23 outpatient dialysis facilities in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and South Carolina, including an Ohio dialysis center in which we hold a 40% interest and which we operate in conjunction with the majority owner, the medical director of that center, and an unaffiliated center in Georgia which we manage. These dialysis facilities have a total designed capacity of 331 licensed stations.

22 of our 23 dialysis facilities are owned through subsidiaries of which 13 are 100% owned by us, eight owned by us as a majority owner in conjunction with the medical directors of those centers who hold minority interests, and one of which we hold a minority 40% interest, and which we manage under contract. We also manage an unaffiliated dialysis center in Georgia. One of the Pennsylvania and one of the Georgia dialysis centers are located on properties that we own and lease to our subsidiaries. Our Cincinnati, Ohio dialysis center is leased from a corporation owned by the medical director of that center who, together with his wife, holds a minority interest in the subsidiary operating that center. See Item 2, “Properties.”

Additionally, the company provides acute care inpatient dialysis services to nine hospitals in areas serviced by our dialysis facilities. We are in the process of negotiating additional acute dialysis services contracts in the areas surrounding our facilities and in tandem with development of future proposed sites. Furthermore, most of our dialysis facilities have the capacity to provide training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 149,000 hemodialysis treatments in 2004, an increase of approximately 31,000 treatments compared to fiscal 2003.

We estimate that on average our centers were operating at approximately 54% of capacity as of December 31, 2004, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe we can increase the number of dialysis treatments at our centers without making significant additional capital expenditures.

Operations of Dialysis Facilities

Our dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses’ station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient’s and physician’s consent, the patient’s dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. Our facilities also have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

We maintain a team of dialysis specialists to provide for the individual needs of each patient. In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility. See “Physician Relationships” below. Each facility is overseen by an administrator who supervises the daily operations and the staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a registered dietitian. In addition, there are independent consultants who visit with our dialysis patients. These individuals supervise the patient’s needs and treatments. See “Employees” below. In furtherance of our business strategy, we strive to attract and retain skilled nurses and other staff, competition for whom is intense.

Our dialysis facilities offer high-efficiency conventional hemodialysis, which, in our experience, provides the most viable treatment for most patients. We consider our dialysis equipment to be both modern and efficient, providing state of the art treatment in a safe and comfortable environment.

Our facilities also offer home dialysis, primarily continuous ambulatory peritoneal dialysis and continuous cycling peritoneal dialysis. Training programs for continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis generally encompass two to three weeks at the dialysis facility, and such training is conducted by the facility’s home training nurse. After the patient completes training, they are able to perform treatment at home with equipment and supplies provided by the company.

Inpatient Dialysis Services

We presently provide inpatient dialysis services to nine hospitals in Georgia, Ohio and Pennsylvania, under agreements either with us or with one of our subsidiaries in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

Ancillary Services

Our dialysis facilities provide certain ancillary services to ESRD patients, including the administration of certain prescription drugs, such as EPO upon a physician’s prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. There is only one manufacturer of EPO in the United States and there are currently no alternative products that perform the functions of EPO available to dialysis treatment providers. Although we have a good relationship with this manufacturer and have not experienced any problems in receipt of our supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on our operating revenue and income.

Physician Relationships

An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient’s home where the patient’s nephrologist has an established practice. Consequently, we rely on our ability to develop affiliations with area nephrologists.

The conditions of a facility’s participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain, by written agreement, qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a source of patients treated at the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of eight of our centers have acquired a minority ownership interest in the center they service, and an Ohio affiliate is majority owned by the medical director of that facility. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and the medical directors treating patients at our facilities. See “Government Regulation” below. We know of no limitations on physician ownership in our subsidiaries.

Agreements with medical directors typically range from a term of five to 10 years, with renewal provisions, usually two renewal options each for five years. Each agreement specifies the duties, responsibilities and compensation of the medical director. Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance. The agreements also typically provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period. These agreements, however, do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers. Usually, physician’s professional fees for services are billed directly to the patient or to government payment authorities by the treating physician and paid directly to the physician or the professional association.

Our ability to establish and operate a dialysis facility in a particular area is substantially dependent on the availability of a qualified physician or nephrologist to serve as the medical director. The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility, most likely resulting in closure. Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors, the size of the facility, and the fair market value of the services to be provided.

Quality Assurance

Dialysis Corporation of America implements a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in each facility. Quality assurance activities involve the ongoing examination of care provided, the identification of therapy deficiencies, the need for any necessary improvements in the quality of care, and evaluation of improved technology. Specifically, this program requires each center’s staff, including its medical director and nurse administrator, to regularly review quality assurance data and initiate programs for improvement, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships. These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration. Our Vice President of Clinical Services, a certified nephrology nurse, oversees this program in addition to ensuring that we meet federal and state compliance requirements for our dialysis centers. See “Government Regulation” below.

Quality Clinical Results

Our goal is to provide consistent quality clinical care to our patients from caring and qualified doctors, nurses, patient care technicians, social workers and dieticians. We have demonstrated an unwavering commitment to quality renal care through our continuous quality improvement initiatives. We strive to maintain a leadership position as a quality provider in the dialysis industry and often set our goals higher than the national average standards.

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. The national average for 2003, the most recent data available, indicated 92% of dialysis patients had a Kt/V level greater than 1.2, while 95% of our patients had a Kt/V level greater than 1.2, for 2003 and 2004.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  The national average for 2003 indicated 79% of dialysis patients had a hemoglobin level greater than 11, while 80% of our patients had a hemoglobin level greater than 11, for 2003 and 2004.

One indicator of the overall health of our patients is the number of days that are spent in the hospital. The crude hospitalization rate is the total number of hospital days during a given year per total population. Hospitalization of patients can be related or unrelated to chronic kidney disease. The national average for 2001, the most recent data available, was 14.5 hospital days per patient per year, while our average was 11 hospital days per patient per year, for 2003 and 2004.

Patient Revenues

A substantial amount of the fees for outpatient dialysis treatments are funded under the ESRD Program established by the federal government under the Social Security Act, and administered in accordance with rates set by CMS. A majority of dialysis patients are covered under Medicare. The balance of the outpatient charges are paid by private payors including the patient’s medical insurance, private funds or state Medicaid plans. The states in which we operate provide Medicaid or comparable benefits to qualified recipients to supplement their Medicare coverage.

Under the ESRD Program, payments for dialysis services are determined pursuant to Part B of the Medicare Act which presently pays 80% of the allowable charges for each dialysis treatment furnished to patients. The maximum payments vary based on the geographic location of the center. The remaining 20% may be paid by Medicaid if the patient is eligible, from private insurance funds or the patient’s personal funds. If there is no secondary payor to cover the remaining 20%, Medicare may reimburse us for part of that balance as part of our annual cost report filings. Medicare and Medicaid programs are subject to regulatory changes, statutory limitations and government funding restrictions, which may adversely affect dialysis services payments and, consequently, our revenues. See “Medicare Reimbursement” below.

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

Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, the allowable rate for 2005 is $9.76 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 28% of our medical services revenue in 2004 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement based upon patients’ hematocrit levels. Other ancillary services, mostly other drugs, account for approximately an additional 10% of our medical services revenue. We submit claims monthly and are usually paid by Medicare within 14 days of the submission.

There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Congress has approved a 1.6% composite rate increase for 2005. Commencing this year, Medicare will reimburse dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the OIG, and for other ESRD drugs, Medicare will reimburse at an amount equal to the average sale price of the drug plus 6%, and the composite rate will be increased by an amount estimated by HHS to be the dialysis provider’s average profit for these drugs. To make this change budget-neutral, a drug add-on composite has been included. Accordingly, it has been determined by CMS that the Medicare ESRD composite rate will increase by approximately 8.7% or $11 per treatment, and that payments for separately billable drugs will be reduced as described above. In addition, it is anticipated that CMS will begin as of April 1, 2005 to reimburse providers using a case mix formula. CMS plans to adjust reimbursements based on predefined patient parameters such as patient height, weight and age. Congress has mandated a budget neutrality factor adjustment so that aggregate payments under the system for 2005 equal payments that would have been made without the case mix adjustments and the add-on composite for reimbursement of the drugs.. Management believes that there will be minimal impact on its average Medicare revenue per treatment as a result of these changes in Medicare reimbursement. This is the first increase in the Medicare ESRD composite rate since 2001. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our business, revenues and net earnings.

Medicaid Reimbursement

Medicaid programs are state administered programs partially funded by the federal government. These programs are intended to provide coverage for patients whose income and assets fall below state defined levels and who are otherwise uninsured. The programs also serve as supplemental insurance programs for the Medicare co-insurance portion and provide certain coverages (e.g., oral medications) that are not covered by Medicare. State reimbursements generally follow Medicare reimbursement levels and coverages without any co-insurance amounts. Certain states, however, require beneficiaries to pay a monthly share of the cost based upon levels of income or assets. Pennsylvania and New Jersey have Medical Assistance Programs comparable to Medicaid, with primary and secondary insurance coverage to those who qualify. We are a licensed ESRD provider in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.

Sources of Medical Services Revenue

	Year Ended December 31,
	2004	2003	2002
Medicare	48%	54%	49%
Medicaid and Comparable Programs	8%	8%	9%
Hospital inpatient dialysis services	6%	7%	10%
Commercial and private payors	38%	31%	32%

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

Corporate Integrity Program

Dialysis Corporation of America has developed a Corporate Integrity Program to assure it continues to achieve its goal of providing the highest level of care and service in a professional and ethical manner consistent with applicable federal and state laws and regulations. This program is intended to (i) reinforce our management’s, employees’ and professional affiliates’ awareness of their responsibilities to comply with applicable laws in the increased and complex regulatory environment relating to our operations, (ii) benefit the overall care and services for our dialysis patients, and (iii) assure our operations are in compliance with the law, which, in turn, should assist us in operating in a cost-effective manner, and accordingly, benefit our shareholders.

Our board of directors has established an audit committee consisting of three independent members of the board who oversee audits, accounting, financial reporting, and who have established procedures for receipt, retention and resolution of complaints relating to those areas (none to date), among other responsibilities. The audit committee operates under a charter providing for its detailed responsibilities.

We have developed a Compliance Program to assure compliance with fraud and abuse laws, enhance communication of information, and provide a mechanism to quickly identify and correct any problems that may arise. This Compliance Program supplements and enhances our existing policies, including those applicable to claims submission, cost report preparation, internal audit and human resources.

Code of Ethics

As part of our Corporate Integrity Program, we have established a Code of Ethics and Business Conduct covering management and all employees to assure all persons affiliated with our company and our operations act in an ethical and lawful manner. The Code of Ethics and Business Conduct covers relationships among and between affiliated persons, patients, payors, and relates to information processing, compliance, workplace conduct, environmental practices, training, education and development, among other areas. In our commitment to delivering quality care to dialysis patients, we have mandated rigorous standards of ethics and integrity.

Our Code of Ethics and Business Conduct is designed to provide:

•	ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•	full, fair, accurate, timely, and understandable disclosure in reports and documents we file with the SEC and in our other public communications
•	compliance with applicable governmental laws, rules and regulations
•	prompt internal reporting of violations of the Code to an appropriate person identified in the Code
•	accountability for adherence to the Code

The portion of our Code of Ethics and Business Conduct as it applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, may be obtained without charge upon request to our corporate Secretary and counsel, Lawrence E. Jaffe, Esq., Jaffe & Falk, LLC, at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604.

The Corporate Integrity Program is implemented, and reviewed and upgraded from time to time, to provide a highly professional work environment and lawful and efficient business operations to better serve our patients and our shareholders.

Potential Liability and Insurance

Participants in the health care industry are subject to lawsuits based upon alleged negligence, many of which involve large claims and significant defense costs. We are very proud of the fact that, although we have been involved in chronic and acute kidney dialysis services for approximately 28 years, we have never been subject to any suit relating to the providing of dialysis treatments. We currently have general and umbrella liability insurance, as well as professional and products liability. Our insurance policies provide coverage on an “occurrence” basis and are subject to annual renewal. A hypothetical successful claim against us in excess of our insurance coverage could have a material adverse effect upon our business and results of operations. The medical directors supervising our dialysis operations and other physicians practicing at the facilities are required to maintain their own professional malpractice insurance coverage.

Government Regulation

General

Regulation of healthcare facilities, including dialysis facilities, is extensive, with legislation continually proposed relating to safety, maintenance of equipment and proper records, quality assurance programs, reimbursement rates, confidentiality of medical records, licensing and other areas of operations. Each dialysis facility must be certified by CMS, and we must comply with certain rules and regulations established by CMS regarding charges, procedures and policies. Each dialysis facility is also subject to periodic inspections by federal and state agencies to determine if their operations meet the appropriate regulatory standards. Our operations are also subject to the Occupational Safety and Health Administration, known as OSHA, relating to workplace safety and employee exposure to blood and other potentially infectious material.

Many states have eliminated the requirement to obtain a certificate of need prior to the establishment or expansion of a dialysis center. There are no certificate of need requirements in the states in which we are presently operating.

Our record of compliance with federal, state and local governmental laws and regulations remains excellent. Nevertheless, we are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS. Enforcement, both privately and by the government, has become more stringent, particularly in attempts to combat fraud and waste. Since our inception in 1976, we have maintained all of our licenses, including our Medicare and Medicaid and equivalent certifications. The loss of any licenses and certifications would have a material adverse effect on our operations, revenues and earnings.

We regularly review legislative and regulatory changes and developments and will restructure a business arrangement if we determine such might place our operations in material noncompliance with applicable laws or regulations. See “Fraud and Abuse” and “Stark II” below. To date, none of our business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority. No assurance can be given, however, that our business arrangements will not be the subject of future investigation or prosecution by federal or state governmental authorities which could result in civil and/or criminal sanctions.

Certification and Reimbursement

Our dialysis centers must meet certain requirements, including, among others, those relating to patient care, patient rights, medical records, the physical set-up of the center, and personnel, in order to be certified by CMS, to be covered under the Medicare program and to receive Medicare reimbursement. See above under “Operations - Medicare Reimbursement.” All of our dialysis centers are certified under the Medicare program and applicable state Medicaid programs. Coverage for ESRD services has been revised by CMS for 2005. See in this Item 1, “Operations - Medicare Reimbursement” above.

Fraud and Abuse

Certain aspects of our business are subject to federal and state laws governing financial relationships between health care providers and referral sources and the accuracy of information submitted in connection with reimbursement. These laws, collectively referred to as “fraud and abuse” laws, include the Anti-Kickback Statute, Stark II, other federal fraud laws, and similar state laws.

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

Anti-Kickback Statutes

The federal Anti-Kickback Statute, derived from certain provisions of the Social Securities Act of 1965, prohibits the knowing and willful solicitation, receipt, offer, or payment of any remuneration, directly or indirectly, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable under the Medicare, Medicaid, or other federal health care program.

Sanctions for violations of the Anti-Kickback Statute include criminal penalties, such as imprisonment and fines of up to $25,000 per violation, and civil penalties of up to $50,000 per violation, as well as exclusion from Medicare, Medicaid, and other federal health care programs.

The language of the Anti-kickback Statute has been construed broadly by the courts. Over the years, the federal government has published regulations that established “safe harbors” to the Anti-Kickback Statute. An arrangement that meets all of the elements of the safe harbor is immunized from prosecution under the Anti-Kickback Statute. The failure to satisfy all elements, however, does not necessarily mean the arrangement violates the Anti-Kickback Statute.

Some states have enacted laws similar to the Anti-Kickback Statute. These laws may apply regardless of payor source, may include criminal and civil penalties, and may contain exceptions that differ from the safe harbors to the Anti-Kickback Statute.

As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of our company’s medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician’s professional qualifications. The medical director’s fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center. Eight of our outpatient dialysis centers are owned jointly between us and physicians who, in most cases, hold a minority position through a professional association. Our Ohio affiliate is majority-owned by the medical director of that facility. These physicians also act as the medical directors for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians’ patients are treated at our facilities. We believe that the value of the minority interest in a subsidiary acquired by the physician has been consistent with the fair market value of the cash consideration paid, assets transferred to, and/or services performed by that physician for the subsidiary, and there is no intent to induce referrals to any of our centers. See “Business - Physician Relationships” above. We believe our arrangements with our medical directors are in material compliance with applicable law. Several states in which we operate have laws prohibiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships we have with our medical directors who hold a percentage ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties.

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

With respect to our inpatient dialysis services, we provide hospitals with dialysis services, including qualified nursing and technical personnel, supplies, equipment and technical services. In certain instances, the medical director of our dialysis center who has a minority interest in that facility may refer patients to hospitals with which we have an inpatient dialysis services arrangement. We believe our acute inpatient hospital services are in compliance with the law. See “Stark II” below.

We endeavor in good faith to comply with all governmental regulations. However, there can be no assurance that we will not be required to change our practices or experience a material adverse effect as a result of any such potential challenge. We cannot predict the outcome of the rule-making process, enforcement procedures, or whether changes in the safe harbor rules will affect our position with respect to the Anti-Kickback Statute, but we will continue to make every effort to remain in compliance.

Stark II

The Physician Ownership and Referral Act, known as Stark II, bans certain physician referrals, with exceptions for certain “designated health services” as defined in the statute, to entities in which a physician or an immediate family member has a “financial relationship” which includes an ownership or investment interest in, or a compensation arrangement between the physician and the entity. For purposes of Stark II, “designated health services” include, among others, clinical laboratory services, durable medical equipment, parenteral and enteral nutrients, home health services, and inpatient and outpatient hospital services. Dialysis treatments are not included in the statutory list of “designated health services.”

This ban is subject to several exceptions, including personal service arrangements, employment relationships and group practices meeting specific conditions. If Stark II is found to be applicable to the facility, the entity is prohibited from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, is subject to civil penalties of up to $15,000 per referral and can be excluded from participation in the Medicare and Medicaid programs.

HHS’ regulations to Stark II became effective in January, 2002. CMS adopted Phase II of its regulations under Stark II in March, 2004. These regulations exclude from covered designated health services and referral prohibitions, services included in the ESRD composite rate and EPO and other drugs required as part of dialysis treatments under certain conditions. Also excluded from “inpatient hospital services” are dialysis services provided by a hospital not certified by CMS to provide outpatient dialysis services, which would exclude our inpatient hospital services agreements from Stark II. Equipment and supplies used in connection with home dialysis are excluded from the Stark II definition of “durable medical equipment.”

Stark II regulations and the legislative history of Stark II indicates that the purpose behind the Stark II prohibition on physician referral is to prevent Medicare and Medicaid program and patient abuse. Since dialysis is a necessary medical treatment for those with temporary or permanent kidney failure, it is not highly susceptible to that type of abuse. We believe, based upon the proposed rules and the industry practice, that Congress did not intend to include dialysis services and the services and items we provide that are incidental to dialysis services within the Stark II prohibitions.

If the provisions of Stark II were found to apply to our arrangements however, we believe that we would be in compliance. We compensate our nephrologist-physicians, or practices with which they are affiliated, as medical directors of our dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II. Non-affiliated physicians who send their patients to or treat their patients at any of our facilities do not receive any compensation from the company.

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

If CMS or any other government entity otherwise interprets the Stark II regulations, we may be required to restructure certain existing compensation or investment agreements with our medical directors, or, in the alternative, refuse to accept referrals for designated health services from certain physicians. Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement. If such were to be the case, we could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect our operations and financial results. We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to our arrangements, it is possible that we could be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis. However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that the costs and expenses associated with such prospective compliance, if permissible, would not have a material adverse effect on the company.

Health Insurance Reform Act

The Health Insurance Portability and Accountability Act of 1996, known as HIPAA, provided for health insurance reforms which included a variety of provisions important to healthcare providers, such as significant changes to the Medicare and Medicaid fraud and abuse laws, which were expanded. HIPAA established two programs that coordinate federal, state and local healthcare fraud and abuse activities. Under these programs, these governmental entities undertake a variety of monitoring activities, including medical utilization and fraud review, cost report audits and secondary payor determinations. The Incentive Program for Fraud and Abuse Information rewards Medicare recipients 10% of the overpayment up to $1,000 for reporting Medicare fraud and abuse. HIPAA further created Health Care Fraud Crimes and extended their applicability to private health plans.

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

HIPAA also includes provisions relating to the privacy of healthcare information. HHS’ privacy rules cover all individually identifiable healthcare information known as “protected health information” and apply to healthcare providers, health plans, and healthcare clearing houses, known as “covered entities.” The regulations are quite extensive and complex, but basically require companies to: (i) obtain patient acknowledgement of receipt of a notice of privacy practices; (ii) obtain patient authorization before certain uses and disclosures of protected health information; (iii) respond to patient requests for access to their healthcare information; and (iv) develop policies and procedures with respect to uses and disclosures of protected health information. We expended significant resources to develop and implement policies and procedures to address privacy issues, and we believe we are in compliance with the HIPAA privacy rules.

The final HIPAA security regulations governing the security of health information that is maintained or transmitted electronically were published in February, 2003. These regulations generally require implementation of safeguards for ensuring the confidentiality of electronic health information. Most covered entities will have until April 21, 2005 to comply with the standards. Management believes it is currently in compliance with the HIPAA security standards.

HIPAA increases significantly the civil and criminal penalties for offenses related to healthcare fraud and abuse. HIPAA increased civil monetary penalties from $2,000 plus twice the amount for each false claim to $10,000 plus three times the amount for each false claim. HIPAA expressly prohibits four practices, namely (1) submitting a claim that the person knows or has reason to know is for medical items or services that are not medically necessary, (2) transferring remuneration to Medicare and Medicaid beneficiaries that is likely to influence such beneficiary to order or receive items or services, (3) certifying the need for home health services knowing that all of the coverage requirements have not been met, and (4) engaging in a pattern or practice of upcoding claims in order to obtain greater reimbursement. However, HIPAA creates a tougher burden of proof for the government by requiring that the government establish that the person “knew or should have known” a false or fraudulent claim was presented. The “knew or should have known” standard is defined to require “deliberate ignorance or reckless disregard of the truth or falsity of the information,” thus merely negligent conduct or billing errors should not violate the Civil False Claims Act.

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

Any loss by us of our approval as a certified provider under the Medicare or Medicaid programs or our licenses under the laws of any state or other governmental authority from which a substantial portion of our revenues are derived or a change resulting from healthcare reform, a reduction of dialysis reimbursement or a reduction or complete elimination of coverage for dialysis services, would have a material adverse effect on our business.

Environmental and Health Regulations

Our dialysis centers are subject to various federal, state and local hazardous waste laws and non-hazardous medical waste disposal laws. Most of our waste is non-hazardous. We also follow OSHA’s Hazardous Waste Communications Policy, which requires all employees to be knowledgeable of the presence of and familiar with the use and disposal of hazardous chemicals in the facility. Medical waste of each facility is handled by licensed local medical waste sanitation agencies who are primarily responsible for compliance with such laws.

There are a variety of regulations promulgated under OSHA relating to employees exposed to blood and other potentially infectious materials requiring employers, including dialysis centers, to provide protection. We adhere to OSHA’s protective guidelines, including regularly testing employees and patients for exposure to hepatitis B and providing employees subject to such exposure with hepatitis B vaccinations on an as-needed basis, protective equipment, a written exposure control plan and training in infection control and waste disposal.

Other Regulation

There are also federal and state laws, such as the federal False Claims Act, prohibiting anyone from presenting false claims or fraudulent information to obtain payments from Medicare, Medicaid and other third-party payors. These laws provide for both criminal and civil penalties, exclusion from

Medicare and Medicaid participation, repayment of previously collected amounts and other financial penalties. The submission of Medicare cost reports and requests for payment by dialysis centers are covered by these laws. The False Claims Act has been used to prosecute for fraud, for coding errors, billing for services not provided, and billing for services at a higher than allowable billing rate. We believe we have the proper internal controls and procedures for issuance of accounts and complete cost reports and payment requests. Such reports and requests, however, are subject to a challenge under these laws.

Certain states have anti-kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-Kickback Statute and Stark II. We have no reason to believe that we are not in compliance with such state laws.

Dialysis Corporation of America has developed a Compliance Program as part of its Corporate Integrity Program, designed to assure compliance with fraud and abuse laws and regulations. See above under the caption “Corporate Integrity Program.” The establishment and implementation of our Compliance Program, coupled with our existing policies and internal controls, could have the effect of mitigating any civil or criminal penalties for potential violations, of which we have had none since our inception in 1976. We will continue to use our best efforts to fully comply with federal and state laws, regulations and requirements as applicable to our operations and business.

Competition

The dialysis industry is highly competitive. There are numerous providers who have dialysis centers in the same areas as our centers. Many are owned by larger corporations, which operate dialysis centers regionally, nationally and internationally. Our operations are small in comparison with those corporations. Some of our major competitors are public companies, including Fresenius Medical Care, Inc., Gambro Healthcare, Inc., DaVita, Inc. and Renal Care Group, Inc. DaVita recently entered into an agreement to acquire Gambro. These companies have substantially greater financial resources, significantly more centers, patients and services than we do, and by virtue of such may have an advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Moreover, competition for acquisitions has increased the cost of acquiring existing dialysis centers. Fresenius and Gambro also manufacture and sell dialysis equipment and supplies, which may provide them with a greater competitive edge. We also face competition from hospitals and physicians that operate their own dialysis facilities.

Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment. Another significant competitive factor is the ability to attract and retain qualified nephrologists. These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis center for it to participate in the Medicare ESRD program, and are responsible for the supervision of the medical operations of the center. Our medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer. Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs. There can be no assurance that we will compete effectively with any of our competitors.

Based upon advances in surgical techniques, immune suppression and computerized tissue typing, cross-matching of donor cells and donor organ availability, renal transplantation in lieu of dialysis is a competitive factor. It is presently the second most commonly used modality in ESRD therapy. With greater availability of kidney donations, currently the most limiting factor in the growth of this modality, renal transplantations could become a more significant competitive aspect to the dialysis treatments we provide. Although kidney transplant is a preferred treatment for ESRD, certain patients who have undergone such transplants have subsequently lost the functionality of the transplanted kidney and have returned to dialysis treatments.

Employees

As of February, 2005, our company had 301 full time employees, including administrators, licensed practical nurses, registered nurses, technical specialists, patient care technicians, clerical employees, social workers, dietitians and corporate staff. We retain 23 part-time employees consisting of registered nurses, patient care technicians and clerical employees. We also utilize 78 per diem personnel to supplement staffing.

We retain 18 independent contractors and sub-contractors who include social workers and dietitians at our Maryland, New Jersey, Ohio, Pennsylvania, Virginia and certain Georgia facilities. These contractors are in addition to the medical directors, who supervise patient treatment at each facility.

We believe our relationship with our employees is excellent and we have not suffered any strikes or work stoppages. None of our employees is represented by any labor union. We are an equal opportunity employer.

Risk Factors

We have listed below certain of the risk factors relating to Dialysis Corporation of America and our securities. There may be other risks and uncertainties that we may face and of which we are currently unaware which could also adversely affect our business, operations and financial condition. If any of such risks or uncertainties arise, or the risks listed below occur, our operations, earnings and financial condition could be materially harmed, which, in turn, would most likely adversely affect the trading price of our common stock. Any such event could negatively impact a shareholder’s investment in the company.

Until fiscal 2001, we had experienced operational losses

Since 1989, when we sold four of our five dialysis centers, we had experienced operational losses. Not until fiscal 2001 did we reflect net income. We initiated an expansion program in 1995, opening two new dialysis centers that year, and to date operate and/or manage 23 centers in the states of Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and South Carolina, and we have five centers in development. Some of our dialysis centers have generated losses since their commencement of operations and, although typical to newly established facilities, some continue to generate losses after 12 months of operations. This is due to operational costs and time needed to reach maturity of dialysis treatments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Dialysis operations are subject to extensive government regulation

Our dialysis operations are subject to extensive federal and state government regulations, which include:

•	licensing requirements for each dialysis center
•	government healthcare program participation requirements
•	reimbursement for patient services
•	patient referral prohibitions; broad federal and state anti-kickback regulations
•	false claims prohibitions for health care reimbursement and other fraud and abuse regulations
•	record keeping requirements
•	health, safety and environmental compliance
•	expanded protection of the privacy and security of personal medical data
•	establishing standards for the exchange of electronic health information; electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals

Many of these laws and regulations are complex and open to further judicial and legislative interpretations. If we are forced to change our method of operations because of these regulations, our earnings, financial condition and business could be adversely affected. The imposition of additional licensing and other regulatory requirements may, among other things, increase our cost of doing business. In addition, any violation of these governmental regulations could involve substantial civil and criminal penalties and fines, revocation of our licenses, closure of one or more of our centers, and our exclusion from participating in Medicare and Medicaid programs. Any loss of federal or state certifications or licenses would materially adversely impact our business.

Our arrangements with our physician medical directors do not meet the safe harbor provisions of federal and state laws, and may subject us to greater governmental scrutiny

Neither our arrangements with the medical directors of our facilities, typically retained by us as independent contractors under a fixed fee medical director agreement, nor the minority ownership interests of referring physicians in certain of our dialysis facilities meet all of the requirements of published safe harbors to the illegal remuneration provisions of the Social Security Act and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions that do not fall within the safe harbor may be subject to greater scrutiny by enforcement agencies.

Our operations are subject to Medicare and Medicaid audits with concurrent potential civil and criminal penalties for failure to comply

We are subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies if they assert that we have overcharged the programs or failed to comply with program requirements. Rights and remedies available under these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. These programs may also impose fines, criminal penalties or program exclusions.

In the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. We review such notices and take appropriate corrective action. In most cases, we and the reviewing agency will agree upon the measures that will bring the center or services into compliance. In some cases or upon repeat violations, none of which we have experienced, the reviewing agency may take various adverse actions against a provider, including but not limited to:

•	the imposition of fines;
•	suspension of payments for new admissions to the center; and
•	in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center’s license.

Any such regulatory actions could adversely affect a center’s ability to continue to operate, to provide certain services, and/or its eligibility to participate in Medicare or Medicaid programs or to receive payments from other payors. Moreover, regulatory actions against one center may subject our other centers, which may be deemed under our common control or ownership, to similar adverse remedies.

There has been increased governmental focus and enforcement with respect to anti-fraud initiatives as they relate to healthcare providers

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Legislation has expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicaid program. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Anti-fraud actions could have an adverse effect on our financial position and results of operations.

Our revenues and financial stability are dependent on fixed reimbursement rates under Medicare and Medicaid

During 2002, 2003 and 2004, approximately 49%, 54% and 48% of our patient revenues was derived from Medicare reimbursement and 9%, 8% and 8% of our patient revenues was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect our revenues and profitability.

Federal and state governments seek to maintain, if not reduce costs, and any such actions in the healthcare industry could adversely affect our revenues and earnings, including the following

•	reductions in payments to us or government programs in which we participate
•	increases in labor and supply costs, which we do experience, without comparable governmental reimbursement rate increases
•	inclusion in the flat composite rate for dialysis treatments those ancillary services which we currently bill separately

This year the reimbursement rate will change, primarily increasing the composite rate by 8.7% and reducing the reimbursement rate for certain drugs, including EPO. CMS is expanding the drug and ancillary services that are included in the composite rate. We will be reimbursed for other separately billable ESRD drugs at an average sale price plus 6% The regulations provide for budget-neutrality, case mix and geographic adjustments in the composite rate.

Management does not believe these changes in reimbursement coupled with a 1.6% increase in the Medicare composite rate will have a significant impact on our operations, expenses or earnings.

Decreases in reimbursement payments from third-party, non-government payors could adversely affect our earnings

Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect our business. Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue. We estimate approximately 42%, 38% and 44% of our patient revenues for 2002, 2003 and 2004, respectively, was obtained from sources other than Medicare or Medicaid and equivalent programs. We generally charge non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and equivalent rates. Any limitation on our ability to charge these higher rates, which may be affected by expanded coverage by Medicare under the fixed composite rate, or expanded coverage of dialysis treatments by managed care organizations, which commonly have lower rates than we charge, could adversely affect our business, results of operations, and financial condition.

Any decrease in the availability of or the reimbursement rate of EPO would reduce our revenues and earnings

EPO, the bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. In 2003, Amgen increased the price of EPO, and there is no assurance that there will not be further price increases. There currently is no alternative drug available to us for the treatment of anemia of our dialysis patients. The available supply of EPO could be delayed or reduced, whether by Amgen itself, through unforeseen circumstances, or as a result of excessive demand. This would adversely impact our revenues and profitability, since approximately 26%, 28% and 28%, respectively, of our medical revenues in 2002, 2003 and 2004 were based upon the administration of EPO to our dialysis patients. Most of our EPO reimbursement is from government programs.

The implementation of the case-mix adjustment could adversely affect our revenues, profitability and cash flow.

CMS has adopted a case-mix adjustment for the ESRD composite rate, under which the Medicare composite rate will be adjusted based on a patient’s age, body mass index and body surface are. These regulations are scheduled to become effective in April, 2005. Management believes implementing these case-mix adjustments will require significant systems changes for the Medicare fiscal intermediaries that process and pay Medicare claims. If the required systems changes are not made on a timely basis, then the Medicare fiscal intermediaries may delay the payment of claims or may not pay claims correctly, either of which could have an adverse effect on our cash flow, revenues and profitability. We are presently unable to predict the impact of this care-mix adjustment, since it depends on our patient mix.

New Amgen drug could affect use of EPO, adversely impacting our profitability.

Amgen is the sole manufacturer of EPO, which is administered in conjunction with dialysis treatments to address a patient’s anemia. Amgen has developed and obtained FDA approval for its new drug Aranesp®, used to treat anemia, and which is indicated to be effective for a longer period than EPO. Based on its longer lasting capabilities, potential profit margins on Aranesp® could be significantly lower than on EPO, and furthermore, Aranesp® could be administered by a dialysis patient’s physician, further eliminating potential revenues from the treatment of anemia in our dialysis patients. The introduction of Aranesp® as an anemia treatment for dialysis patients, therefore, could adversely impact our revenues and profitability.

Our ability to grow is subject to our resources and available locations

Other than four center acquisitions over the period 2002 through 2004, expansion of our operations has been through construction of dialysis centers. We developed two dialysis centers and acquired one facility in 2003 and opened five new centers and acquired a company with two dialysis facilities in 2004. We seek areas with qualified and cost-effective nursing and technical personnel and a sufficient population to sustain a dialysis center. These opportunities are limited and we compete with much larger dialysis companies for appropriate locations. The time period from the beginning of construction through commencement of operations of a dialysis center generally takes four to six months and sometimes longer. Once the center is operable, it generates revenues, but usually does not operate at full capacity, and may incur losses for approximately 12 months or longer. Our growth strategy based on construction also involves the risks of our ability to identify suitable locations to develop additional centers. Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

Our inability to acquire or develop dialysis centers in a cost-effective manner would adversely affect our ability to expand our business and as a result, our profitability.

Growth places significant demands on our financial and management skills. Inability on our behalf to meet the challenges of expansion and to manage any such growth would have an adverse effect on our results of operations and financial condition.

Our attempt to expand through development or acquisition of dialysis centers which are not currently identified entails risks which shareholders and investors will not have a basis to evaluate

We expand generally by seeking an appropriate location for development of a dialysis center and by taking into consideration the potential geographic patient base, and the availability of a physician nephrologist to be our medical director and a skilled work force. Construction, equipment and initial working capital costs for a new dialysis center with 15 stations, typically the size of our dialysis facilities, range from $750,000 to $1,000,000. The cost of acquiring a center is usually much greater. We cannot assure you that we will be successful in developing or acquiring dialysis facilities, or otherwise successfully expanding our operations. We are negotiating with nephrologists and others to establish new dialysis centers, but we cannot assure you that these negotiations will result in the development of new centers. Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities.

We depend on physician referrals, and the limitation or cessation of such referrals would adversely impact our revenues and earnings

Most dialysis facilities, including ours, are dependent upon referrals of ESRD patients for treatment by physicians, primarily those physicians specializing in nephrology. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. The medical directors are typically a source of patients treated at the particular facility served. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other dialysis facility. The loss of the patient base of the medical director or other physicians in the area of our facilities could result in a decline in our operations, revenues and earnings. We may not be able to renew or otherwise negotiate compensation under the medical director agreements with our medical director physicians which could terminate the relationship, and without a suitable medical director replacement could result in closure of the facility. Accordingly, the loss of these key physicians at a particular facility could have a material adverse effect on the operations of the facility and could adversely affect our revenues and earnings. Most of our medical director agreements range in terms of from five to ten years with renewals. We have had no difficulty in renewing the few agreements which expired in 2004. All the medical director agreements provide for noncompetition restrictions. We have never had to attempt to enforce such restrictions, but there is no assurance that a particular jurisdiction in which the agreement is applicable would uphold such noncompetition agreement, which would increase the potential for competition with affiliated dialysis centers and could adversely impact our revenues and earnings.

Some of our medical directors or the medical groups with whom they are associated own minority interests in certain of our subsidiaries which operate dialysis centers. If these interests are deemed to violate applicable federal or state law, these physicians may be forced to dispose of their ownership interests.

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

Our business is subject to substantial competition, and we must compete effectively, otherwise our growth could slow

We are operating in a highly competitive environment in terms of operation, development and acquisition of existing dialysis centers. Our competition comes from other dialysis centers, many of which are owned by much larger companies, and from hospitals. The dialysis industry is rapidly consolidating, resulting in several very large dialysis companies competing for the acquisition of existing dialysis centers and the development of relationships with referring physicians. Recently, DaVita, Inc. has proposed to acquire Gambro Healthcare US, which, if such transaction is completed, could result in that combined entity being one of the largest, if not the largest, dialysis provider in the United States. Many of our competitors have significantly greater financial resources, more dialysis facilities and a significantly larger patient base. In addition, technological advances by our competitors may provide more effective dialysis treatments than the services provided by our centers.

We also compete with physicians who open their own dialysis facilities. Competition for existing centers has increased the costs of acquiring such facilities. Competition is also intense for qualified nursing and technical staff as well as for nephrologists with an adequate patient base. Although we have exhibited growth over the last several years, we can provide no assurance that we will be able to compete effectively. Our failure to do so could impair our continued growth and profitability.

We could be subject to professional liability claims that may adversely affect us

Operation of dialysis centers and, in particular, the provision of dialysis treatments to ESRD patients, as is the case with most healthcare treatment services, entails significant risks of liability. Accordingly, we could be subject to various actions and claims of professional liability alleging negligence in the performance of our treatment and related services, as well as for the acts or omissions of our employees. As we grow and the number of our patients increases, so too does our exposure increase to potential malpractice, professional negligence, and other related legal theories and causes of action. These potential claims could seek substantial damages, possibly beyond our insurance coverage, and could subject us to the incurrence of significant fees and costs related to defending such potential claims. Such potential future claims for malpractice or professional liability, including any judgments, settlements or costs associated with such claims and actions, could have a material adverse effect on us.

Our insurance costs and deductibles have been substantially increasing over the last several years, and may not be sufficient to cover claims and losses

We maintain a program of insurance coverage against a broad range of risks in our business, including, and of primary importance, professional liability insurance, subject to certain deductibles. The premiums and deductibles under our insurance program have been steadily and significantly increasing over the last several years as a result of general business rate increases coupled with our continued growth and development of dialysis centers. We are unable to predict further increases in premiums and deductibles, but based on experience we anticipate further increases in this area, which could adversely impact earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums, but in limited liability on behalf of the insurance carriers. Our ability to obtain the necessary and sufficient insurance coverage for our operations upon expiration of our insurance policies may be limited, and sufficient insurance may not be available on favorable terms, if at all. Such insurance may not be sufficient to cover any judgments, settlements or costs relating to potential future claims, complaints or law suits. Our inability to obtain sufficient insurance for our operations, or if we obtain insurance which is limited, any future significant judgments, settlements and costs relating to future potential actions, suits or claims, could have an adverse effect on our company.

Medicore, Inc., our parent, which owns approximately 56% of our voting securities, has some common officers and directors, which presents the potential for conflicts of interest

Medicore owns approximately 56% of our common stock, and is able to elect all of our directors and otherwise control our management and operations. Such control is also complemented by the fact that Thomas K. Langbein is Chairman of the Board of both our company and Medicore, of which he is also the President and Chief Executive Officer; and Daniel R. Ouzts is Vice President and Treasurer of both companies. Neither Mr. Langbein nor Mr. Ouzts devotes full time to our management. Peter D. Fischbein, who has been a director of Medicore since 1984, was elected as a director of our company in June, 2004. Lawrence E. Jaffe, Esq., a member of Jaffe & Falk, LLC, our corporate counsel, is our corporate Secretary, as well as corporate Secretary and a director of Medicore. The costs of executive salaries and other shared corporate overhead for these companies are allocated on the basis of time spent. The amount of expenses charged to us by Medicore for 2004 amounted to approximately $200,000.

Additionally, there have been past and there are current transactions between our company and Medicore and their directors, including insurance coverage.

In March, 2004, Medicore agreed to provide us with up to $1,500,000 in dialysis equipment financing under a demand promissory note with individual advances with interest at prime plus 1.25%. The note was subsequently modified to increase the maximum advances to $5,000,000, and its purpose expanded to include working capital. At March 25, 2005, there was $2,435,000 outstanding under this financing. See Note 4 to “Notes to Consolidated Financial Statements.”

Since Medicore holds a majority interest in our company, there exists the potential for conflicts between Medicore and us, and the responsibilities of our management to our shareholders could conflict with the responsibilities owed by management of Medicore to its shareholders.

The loss of certain executive personnel without retaining qualified replacements could adversely affect our business operations, and as a result, our revenues and earnings could decline

We are dependent upon the services of our executive officers, Thomas K. Langbein, Chairman of the Board, who also holds that position with our parent, Medicore, of which company he is also President and Chief Executive Officer, and Stephen W. Everett, our President, Chief Executive Officer and a director. Mr. Langbein has been involved with Medicore since 1971, when his investment banking firm, Todd & Company, Inc., took it public, and with us since we became a public company in 1977 (originally a wholly-owned subsidiary of Medicore organized in 1976). Mr. Everett joined our company in November, 1998 as Vice President, became Executive Vice President in June, 1999, President on March 1, 2000, and Chief Executive Officer in May, 2003. Mr. Everett has been involved in the healthcare industry for 25years. Mr. Langbein has an employment agreement with our parent through February 28, 2009, which provides for a one year from termination non-competition within 10 miles of Medicore’s medical products operations or then existing dialysis facilities owned by our company, with no restrictions outside these limits. Mr. Everett has an employment agreement with us through December 31, 2005, with a one-year non-competition provision within the United States, which period is extended for the duration of any breach of the non-competition provisions. The covenant not to compete is inapplicable if we terminate Mr. Everett without cause or we materially breach the agreement . It would be very difficult to replace the services of these individuals, whose services, both individually and combined, if lost, would adversely affect our operations and earnings, and most likely as a result, the trading price of our common stock. There is no key-man life insurance covering any of our officers.

Shares eligible for future sale by restricted shareholders may adversely affect our stock price

Our officers and directors and officers and directors of our parent own approximately 1,247,000 shares of our common stock and vested options exercisable into an additional approximately 231,000 shares of common stock, for an aggregate of 1,478,000 shares or approximately 17% of the outstanding common stock. Most of the shares held by these officers and directors, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. Rule 144 conditions include:

•	holding the shares for one year from acquisition;
•
volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale;

•	filing Form 144 with the SEC;
•	the company continuing to timely file its reports under the Exchange Act;

Our publicly tradable common stock, known as the float, is approximately 2,976,000 shares. Common stock of the company owned by our officers and directors and the officers and directors of our parent represent approximately 42% of the float. Accordingly, the sale by such officers and directors under Rule 144 may have an adverse affect on the market price of our common stock, and may inhibit our ability to manage subsequent equity or debt financing.

Over the last year and several months, our stock price has exhibited volatility, and any investment in our common stock may, therefore, decline for reasons unrelated to our performance

Our common stock trades on the Nasdaq SmallCap Market under the symbol “DCAI.” The market price of our common stock has exhibited significant volatility in 2004 and early 2005. Given adjustment for a January, 2004 two-for-one stock split, the 52 week range was $2.50 to $31.50, reached on January 4, 2005. The first three quarters of 2004, the stock traded in the $4.00 to $5.75 range on limited volume. The volume and market substantially increased in the last quarter approximately as follows:

	Common Stock		Total
	High	Low	Volume
October, 2004	$8.49	$4.82	596,589
November, 2004	$16.59	$5.75	1,838,533
December, 2004	$30.50	$14.07	6,391,571

The volume of trading of our common stock on December 31, 2004 was approximately 3,139,000 shares. The range of market prices for our common stock and trading volume for the first quarter of 2005 through March 15, 2005, the date of the announcement of our anticipated merger with our parent (see “Recent Developments” above) is as reported by Nasdaq:

	Common Stock		Total
	High	Low	Volume
January, 2005	$31.50	$19.12	12,165,712
February, 2005	$33.50	$22.10	5,811,037
March 15, 2005	$35.00	$23.00	3,824,814

For the few days subsequent to the merger announcement our common stock traded in the range of $19.25 to $25.80.

Other than the merger announcement on March 15, 2005, and the continued growth of the company, there was no information known to management that would cause the rise or significant fluctuation in the price of our common stock, or the increase in trading volume. The renal care industry has experienced continued and rapid consolidation, as evidenced by the proposed acquisition involving two of the major dialysis services providers, DaVita, Inc. and Gambro Healthcare U.S., for an estimated $3 billion, and may have generated interest of the marketplace in our common stock.

Other factors that could continue to cause fluctuation in our common stock include:

•	changes in government regulation, whether legislative, enforcement or reimbursement rates
•	third party reports relating to the dialysis industry and our company (unsolicited by management)
•	announcements by management relating to the company’s performance or other material events
•	actions and announcements by our competitors
•	the outlook for the healthcare industry generally

Investors should understand that in general, stock prices fluctuate for reasons unrelated to operating results. Any changes in the above discussed factors, the Medicare and Medicaid reimbursement rates in particular, or general economic, political, global and market conditions, could result in a decline in the market price and volume of trading in our common stock.

Item 2. Properties

Dialysis Corporation of America owns three properties, one located in Lemoyne, Pennsylvania, a second in Easton, Maryland, and a third in Valdosta, Georgia. The Maryland property consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each. The lease is guaranteed by the tenant’s parent company. We use approximately 600 square feet at that property for an administrative office.

The Lemoyne property consists of approximately 15,000 square feet and houses one of our dialysis centers which accounts for approximately 5,400 square feet, under a five year lease through December 22, 2008, with one additional renewal period of five years. The center is approved for 17 dialysis stations with space available for expansion. We use approximately 4,000 square feet of the Lemoyne property for administrative offices.

The Easton, Maryland property has a mortgage to secure a $700,000 development loan to our Vineland, New Jersey subsidiary at an annual interest rate of 1% over the prime rate, maturing in December 2007, which loan we guaranty. This loan had a remaining principal balance of approximately $610,000 at December 31, 2004. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and Note 2 to “Notes to Consolidated Financial Statements.”

We acquired property in Valdosta, Georgia in 2000, which property is subject to a five year $788,000 mortgage obtained in April, 2001 with interest at the prime rate plus ½% with a minimum rate of 6%, maturing in April, 2006. This mortgage had a remaining principal balance of approximately $675,000 at December 31, 2004. We constructed a dialysis center at this property comprising approximately 6,000 square feet which we have leased to one of our subsidiaries for $90,600 per year under a 10-year lease, with two additional renewal periods of five years each.

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

In addition to our Lemoyne, Pennsylvania, Valdosta, Georgia and Cincinnati, Ohio facilities, we presently have 19 other dialysis centers, including the facility in Toledo, Ohio in which we have a 40% interest, that lease their respective facilities from unaffiliated parties, most under five to ten year initial terms, usually with two additional renewal periods of five years each, for space ranging from approximately 3,000 to 7,000 square feet. We sublet a minimal amount of space at four of our dialysis centers to the physicians who are our medical directors at those centers for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the “Anti-Kickback Statute.” See Item 1, “Business - Government Regulation - Fraud and Abuse.”

In July, 2004, we moved our executive offices to Linthicum, Maryland, which comprise approximately 4,600 square feet and are leased for five years to July 11, 2009.

We are constructing or renovating facilities for three new centers in Maryland, Ohio and South Carolina under recently signed leases for those premises, and we have acquired two additional properties in South Carolina for development of new facilities. Neither of the acquired South Carolina properties are subject to a mortgage. We continue to actively pursue the additional development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

We construct most of our dialysis centers, which have state-of-the-art equipment and facilities. Dialysis stations at our centers are equipped with modern dialysis machines, most of which had been financed under a 1996 master lease/purchase agreement. We now acquire our equipment, currently from advances by our parent under a demand promissory note for up to $5,000,000 with annual interest on advances at 1.25% over the prime rate. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 13, “Certain Relationships and Related Transactions,” and Note 4 to “Notes to Consolidated Financial Statements.”

None of our dialysis facilities are operating at full capacity. See “Business - Operations - Location, Capacity and Use of Facilities” above. The existing dialysis facilities could accommodate greater patient volume, particularly if we increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. We also have the ability and space at most of our facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

We maintain executive offices at 1302 Concourse Drive, Suite 204, Linthicum, Maryland 21090, and administrative offices at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043, as well as at our parent’s facility at 2337 West 76th Street, Hialeah, Florida 33016.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2004 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock trades on the Nasdaq SmallCap Market under the symbol “DCAI.” The following table indicates the high and low bid prices for our common stock for each of the four quarters for the years ended December 31, 2003 and 2004 as reported by Nasdaq.

	Bid Price
2003	High	Low
1st Quarter	$2.09	$1.70
2nd Quarter	2.21	1.70
3rd Quarter	2.66	1.63
4th Quarter	4.26	2.37

	Bid Price
2004	High	Low
1st Quarter	$6.00	$2.50
2nd Quarter	5.65	3.75
3rd Quarter	5.14	3.81
4th Quarter	30.42	4.51

At March 24, 2005, the high and low sales prices of our common stock were $21.40 and $19.11, respectively.

Bid prices represent prices between brokers, and do not include retail mark-ups, mark-downs or any commission, and may not necessarily represent prices in actual transactions.

Stockholders

At March 24, 2005, we had 123 shareholders of record as reported by our transfer agent. We have been advised by ADP, which organization holds securities for banks, brokers and depositories, that there are currently approximately 6,407 beneficial owners of our common stock.

Dividend Policy

Dialysis Corporation of America does not anticipate that it will pay dividends in the foreseeable future. The board of directors intends to retain earnings for use in the business. Future dividend policy will be at the discretion of the board of directors, and will depend on our earnings, capital requirements, financial condition and other similar relevant factors. Assuming completion of the contemplated merger with our parent, Medicore, we will receive additional assets, including approximately $4 million to $5 million, which management intends to use for continued expansion and growth of our dialysis operations. See “Recent Developments” and “Business Strategy” under Item 1, “Business.” Any determination to pay a dividend is also subject to one of the covenants in the mortgage on our Valdosta, Georgia property (see Item 2, “Properties”) which restricts the payment of dividends above 25% of our net worth.

Equity Compensation Plan

The following table provides certain information with respect to the one equity compensation plan approved by shareholders in effect at December 31, 2004. There are no equity compensation plans outstanding that were not approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders: (1)	694,616	$1.874	742,654(1)

_______________
(1)
The options are five years in duration (except for one three-year option for 10,000 shares), 341,616 vested and 353,000 non-vested, expire at various dates between January 1, 2006 and August 15, 2009, contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions.

Sale of Securities Not Registered Under the Securities Act

There were no sales of our securities, registered or unregistered, under the Securities Act of 1933, as amended (the “Securities Act”), except under option grants and option exercises which were exempt from the registration requirements of Section 5 of the Securities Act under the private placement exemption of Section 4(2) and/or Regulation D of the Securities Act, based on the limited number of optionees who are officers, directors and/or key employees. See Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and Note 6 to “Notes to Consolidated Financial Statements.” These sales of options and common stock upon option exercises were reported in our quarterly reports, Form 10-Q, for the periods ended March 31, 2004, June 30, 2004 and September 30, 2004. There were no option grants or exercises or other sales of our securities during the fourth quarter of fiscal 2004.

Stock Repurchases

In September, 2000, the board of directors authorized the company to buy back up to 600,000 shares of its common stock. The company repurchased and cancelled approximately 360,000 shares of its common stock from the fourth quarter of 2000 through 2003. The only repurchases the company made during 2004 were upon option exercises for stock, which aggregated 71,375 shares, all during the first quarter of 2004. See Note 8 to “Notes to Consolidated Financial Statements.”

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2004 is derived from the audited consolidated financial statements of the company and its subsidiaries. The consolidated financial statements and related notes for the three years ended December 31, 2004, together with the related Reports of Independent Certified Public Accountants, are included elsewhere in this Annual Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Consolidated Statements of Operations Data
	(in thousands except per share amounts)
	Years Ended December 31,
	2004	2003	2002	2001	2000
Revenues(1)	$40,986	$29,997	$25,354	$19,035	$8,769
Net income (loss)	2,214	1,150	1,242	784	(356)
Earnings (loss) per share(2)
Basic	.27	.15	.16	.10	(.05)
Diluted	.25	.13	.14	.10	(.05)

	Consolidated Balance Sheet Data
	(in thousands)
	December 31,
	2004	2003	2002	2001	2000
Working capital	$3,644	$3,773	$4,593	$3,883	$3,869
Total assets	26,490	19,604	17,154	15,683	11,177
Intercompany advance payable (receivable) from Medicore
(non-current portion)	449	234	---	(201)	(414)
Intercompany note and accrued interest
payable to Medicore	1,462	---	---	---	---
Long term debt, net of current portion	1,586	2,097	2,727	2,935	1,755
Stockholders’ equity	13,330	10,970	9,727	8,485	7,799

(1)	Prior year amounts have been reclassified to conform to current year presentation.
(2)	All share and per share data retroactively adjusted for two-for-one stock split effected January 28, 2004.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 23 outpatient dialysis centers, including a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also know as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of nine hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis.

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Year Ended December 31,
	2004	2003	2002
In center	127,293	103,025	86,475
Home peritoneal	13,311	7,193	4,504
Acute	8,387	8,010	9,116
	148,991(1)	118,228(1)	100,095(1)

(1)
Treatments by the two managed centers included: in-center treatments of 13,196, 11,081 and 6,563, respectively, for 2004, 2003 and 2002; no home peritoneal treatments; and acute treatments of 128, 156 and 87, respectively, for 2004, 2003 and 2002.

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

Approximately 56% of our medical service revenues are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Congress has approved a 1.6% composite rate increase for 2005. Also for 2005, Medicare is implementing the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Medicare also is to implement a case mix payment system as an adjustment to the composite rate. See Item 1, “Business - Operations - Medicare Reimbursement.” Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Year Ended December 31,
	2004	2003	2002
Medicare	48%	54%	49%
Medicaid and comparable programs	8%	8%	9%
Hospital inpatient dialysis services	6%	7%	10%
Commercial insurers and other private payors	38%	31%	32%
	100%	100%	100%

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

	Year Ended December 31,
	2004		2003		2002
Outpatient hemodialysis services	$18,599	46%	$13,873	47%	$12,118	48%
Home peritoneal dialysis services	2,691	7%	1,294	4%	823	3%
Inpatient hemodialysis services	2,261	5%	2,114	7%	2,545	10%
Ancillary services	16,899	42%	12,395	42%	9,676	39%
	$40,450	100%	$29,676	100%	$25,162	100%

The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, including anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition. See Item 1, “Business - Government Regulation.” We have developed a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. Among the different programs is our Compliance Program, which has been implemented to assure our compliance with fraud and abuse laws and to supplement our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders. See Item 1, “Business - Corporate Integrity Program.”

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

Results of Operations

The following table shows our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

	Year Ended December 31,
	2004		2003		2002
Medical service revenue	$40,450	100.0%	$29,676	100.0%	$25,162	100.0%
Other income	536	1.3%	321	1.1%	191.8%
Total operating revenues	40,986	101.3%	29,997	101.1%	25,353	100.8%

Cost of medical services	23,546	58.2%	18,221	61.4%	15,067	59.9%
Selling, general and administrative expenses	12,089	29.9%	9,357	31.5%	7,500	29.8%
Provision for doubtful accounts	1,198	3.0%	290	1.0%	720	2.9%
Total operating costs and expenses	36,833	91.1%	27,868	93.9%	23,287	92.6%

Operating income	4,153	10.3%	2,129	7.2%	2,066	8.2%

Other, net	35.1%		78.3%		33.1%

Income before income taxes, minority
interest and equity in affiliate earnings	4,188	10.4%	2,207	7.4%	2,099	8.3%

Income tax provision	1,576	3.9%	878	3.0%	771	3.1%

Income before minority interest and
equity in affiliate earnings	2,612	6.5%	1,329	4.5%	1,328	5.3%

Minority interest in income of
consolidated subsidiaries	(681)	(1.7%)	(223)	(.8)%	(155)	(.6)%

Equity in affiliate earnings	283.7%		44.1%		69.3%

Net income	$2,214	5.5%	$1,150	3.9%	$1,242	4.9%

2004 Compared to 2003

Operating income increased approximately $2,025,000 (95%) for the year ended December 31, 2004, compared to the preceding year. For this same period, income before income taxes, minority interest and equity in affiliate earnings increased $1,982,000 (90%), and net income increased $1,064,000 (93%).

Medical service revenues increased approximately $10,773,000 (36%) for the year ended December 31, 2004, compared to the preceding year with the increase largely attributable to a 27% increase in total dialysis treatments performed by the company from 106,991 in 2003 to 135,667 in 2004. This increase reflects increased revenues of approximately $2,500,000 for our Pennsylvania dialysis centers, including revenues of $782,000 for our new Pottstown center and revenues of $750,000 for the two centers included in our acquisition of Keystone Kidney Care; increased revenues of $1,064,000 for our New Jersey centers; increased revenues of $1,548,000 for our Georgia centers; increased revenues of approximately $1,109,000 for our Maryland centers, including revenues of $305,000 for our new Rockville, Maryland center; increased revenues of approximately $1,361,000 for our Ohio center; revenues of approximately $1,089,000 for our two new Virginia centers; and revenues of approximately $2,101,000 for our new South Carolina center. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

Other operating income increased by approximately $216,000 for the year ended December 31, 2004, compared to the preceding year. This includes a litigation settlement of $134,000 during 2004 and an increase in management fee income of $82,000, pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center.

Cost of medical services sales as a percentage of sales decreased to 58% for the year ended December 31, 2004, compared to 61% for the preceding year, as a result of decreases in payroll costs and supply costs as a percentage of medical service sales.

Approximately 28% of our medical services revenues for the year ended December 31, 2004, and for the preceding year was derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases. Beginning this year, Medicare will reimburse dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes will have little impact on the company’s average Medicare revenue per treatment. See Item 1, “Business - Operations - Medicare Reimbursement.”

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $2,731,000 (29%) for the year ended December 30, 2004, compared to the preceding year. This increase reflects operations of our new dialysis centers in Pennsylvania, South Carolina, Virginia, and Maryland, and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenues decreased to approximately 30% for the ended December 31, 2004, compared to 31% for the preceding year, including expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical service revenues. Selling, general and administrative expenses include bonuses for officers, directors and corporate counsel amounting to $475,000 for the year ended December 31, 2004 compared to $220,000 for the preceding year. See Item 11, “Executive Compensation.”

Provision for doubtful accounts increased approximately $908,000 for year ended December 31, 2004, compared to the preceding year. Medicare bad debt recoveries of $213,000 were recorded during the year ended December 31, 2004, compared to approximately $326,000 for the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 3% of sales for the year ended December 31, 2004 compared to 2% for the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Other non-operating income (expense) decreased approximately $11,000 for the year ended December 31, 2004, compared to the preceding year. This includes a decrease in interest income of $15,000, an increase in rental income of $1,000, a decrease in miscellaneous other income of $14,000 and a decrease in interest expense of $39,000 with the effect of reduced average non-inter-company borrowings more than offsetting an increase in average interest rates. Interest expense to our parent, Medicore, Inc., increased $54,000 for the year ended December 31, 2004 compared to the preceding year as a result of an increase in the intercompany advance payable to our parent and borrowings under a demand promissory note payable to our parent. The prime rate was 5.25% at December 31, 2004, and 4% at December 31, 2003. See Notes 1, 3 and 4 of “Notes to the Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

We experienced same-center growth in total treatments of approximately 9% for the year ended December 31, 2004, compared to the preceding year, and same-center revenues grew approximately 20%. Management continues to search for ways to operate more efficiently and reduce costs through process improvements. In addition, we are reviewing technological improvements and intend to make capital investments to the extent we are confident such improvements will improve patient care and operating performance. [How much? What kind? Cannot keep saying this - explain]

Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio affiliate whose operating results improved for the year ended December 31, 2004, compared to the preceding year. See Notes 1 and 15 to “Notes to Consolidated Financial Statements.”

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

Other operating income increased by approximately $129,000 for the year ended December 31, 2003, compared to the preceding year. This increase represents increased management fee income pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and unaffiliated Georgia center with which we entered a management services agreement effective September 2002.

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

Other non-operating income (expense) increased approximately $52,000 for the year ended December 31, 2003, compared to the preceding year. This includes an increase in interest income of $10,000, an increase in rental income of $16,000, an increase in miscellaneous other income of $6,000 and a decrease in interest expense of $20,000 reflecting reduced average interest rates and reduced average non-inter-company borrowings during the year ended December 31, 2003, compared to the preceding year. The prime rate was 4.00% at December 31, 2003 and 4.25% at December 31, 2002. See Notes 1,3, and 4 of “Notes to the Consolidated Financial Statements.”

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

Liquidity and Capital Resources

Working capital totaled approximately $3,644,000 at December 31, 2004, which reflected a decrease of $129,000 (3%) during the current year. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $914,000, which included net cash provided by operating activities of $3,015,000; net cash used in investing activities of $4,605,000 (including additions to property and equipment of $3,132,000, acquisition payments to a minority member in two of our subsidiary dialysis centers for the remaining balance due of $670,000 to acquire an aggregate of 30% of such member’s interest in each of such subsidiaries, a net cash expenditure of $758,000 on acquisition of Keystone Kidney Care, distributions of $97,000 received from our 40% owned Ohio affiliate, and loans of $125,000 to physician affiliates); and net cash provided by financing activities of $677,000 (including an increase in advances payable to our parent of $215,000, notes payable to our parent of $1,435,000, debt repayments of $715,000, distributions to subsidiary minority members of $436,000, receipts of $5,000 from the exercise of stock options and capital contributions of $172,000 by a subsidiary minority member). See Notes 1 and 13 to “Notes to Consolidated Financial Statements.”

Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $610,000 at December 31, 2004 and $636,000 at December 31, 2003. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $675,000 at December 31, 2004 and $715,000 at December 31, 2003. See Note 2 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines for our facilities, which had an outstanding balance of approximately $814,000 at December 31, 2004, and $1,321,000 at December 31, 2003. There was no additional equipment financing under this agreement during 2004. See Note 2 to “Notes to Consolidated Financial Statements.”

During 2004, we borrowed approximately $1,435,000 under a demand promissory note to our parent primarily to develop new dialysis centers, for dialysis equipment purchases and for the initial payment of our acquisition of Keystone Kidney Care. See Note 4 to “Notes to Consolidated Financial Statements.”

We opened centers in Ashland, Virginia; Warsaw, Virginia; Aiken, South Carolina; Pottstown, Pennsylvania; and Rockville, Maryland during 2004, and acquired Keystone Kidney Care effective as of the close of business on August 31, 2004. We are in the process of developing a new dialysis center in each of Maryland and Ohio, and three new dialysis centers in South Carolina. Payment of the balance due of $670,000 on the purchase of minority interests in two of our Georgia dialysis centers was made during the second quarter of 2004. Payment of $761,000 was made September 1, 2004 on our Keystone Kidney Care acquisition. See Note 10 to “Notes to Consolidated Financial Statements.”

On March 15, 2005, the company and its parent, Medicore, Inc., issued a joint press release announcing their agreement to terms for a merger of Medicore into the company. The proposed merger is subject to finalizing an Agreement and Plan of Merger, the receipt of satisfactory tax and fairness opinions, the filing of a registration statement containing a proxy statement/prospectus with the SEC, and the approval of shareholders of each of Medicore and our company. This transaction will enable the control interest in the company to be in the hands of the public stockholders and provide the company with additional capital resources to expand. See Item 1, “Business - Recent Developments,” and Note 16 to “Notes to Consolidated Financial Statements.”

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and financing from our parent, Medicore, Inc. See Notes 3 and 5 to “Notes to Consolidated Financial Statements.” Our future expansion may require us to seek outside financing. While we anticipate that financing will be available either from a financial institution or our parent company, including the proposed merger of our parent with our company providing us with cash of at least approximately $4 million to $5 million (see Item 1, “Business - Recent Developments”), no assurance can be given that we will be successful in implementing our growth strategy or that adequate financing will be available to support our expansion. See Item 1, “Business-Business Strategy.”

Aggregate Contractual Obligations

As of December 31, 2004, the Company’s contractual obligations (in thousands), including payments due by period, are as follows:

	Payments due by period
		Less than				More than
	Total	1 year	1-3 years	3-5 years		5 years
Long-term debt	$2,099	$513	$1,586	$	---	$ ---
Note payable to Medicore	1,435	1,435	---		---	---
Operating leases	8,841	1,426	2,857		2,408	2,150

Purchase obligations:
Medical services	5,405	1,037	1,556		1,392	1,420
Construction contracts	28	28	---		---	---
Total purchase obligations	5,433	1,065	1,556		1,392	1,420
Total contractual obligations	$17,808	$4,439	$5,999		$3,800	$3,570

New Accounting Pronouncements

In November , 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 requires companies to recognize as current-period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets”, an amendment of APB Opinion No. 29 (“FAS 153”). The amendments made by FAS 153 are intended to assure that non-monetary exchanges of assets that are commercially substantive are based on the fair value of the assets exchanged. FAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2004. The company does no expect FAS 153 to have a significant effect on its financial statements.

In December 16, 2004, the Financial Accounts Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (FAS 123®”). FAS 123® requires companies to recognized the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, will be required to apply FAS 123® in the first interim or annual reporting period that begins after June 15, 2005. The company will be subjects to the provisions of FAS 123® effective July 1, 2005. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost invested options later recognized over the vesting period of the options. The company is in the process of determining the impact that FAS 123® will have on its consolidated financial statements.

Critical Accounting Policies and Estimates

The SEC has issued cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying our financial results and in requiring management’s most difficult subjective or complex judgments.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $592,000 at December 31, 2004.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $1,285,000 at December 31, 2004, and our demand promissory note payable to our parent, Medicore, which amounted to approximately $1,435,000 at December 31, 2004 and $2,435,000 at March 25, 2005.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $17,000 on our results of operations for the year ended December 31, 2004.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section to this annual report, specifically, Part IV, Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” subpart (a)1, “All Financial Statements - See Index to Consolidated Financial Statements,” and subpart (a)2, “Financial Statement Schedules - See Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control.

There were no changes in our internal control over financial reporting that occurred during fiscal 2004 or subsequent to the evaluation as described in subparagraph (a) above that materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B. Other Information

To the best of our knowledge, we have reported all information required to be disclosed in our current reports on Form 8-K during the fourth quarter of our fiscal year, 2004.

PART III

Item 10. Directors and Executive Officers of the Registrant

Below are the names, ages, positions held with the company, business experience and related information for our directors and executive officers. Executive officers are appointed each year by our board of directors at its first meeting following the annual meeting of shareholders, to serve during the ensuing year. There are no family relationships between any of our executive officers and directors.

Name	Age	Position	Held Since
Thomas K. Langbein	59	Chairman of the Board	1980

Stephen W. Everett	48	Chief Executive Officer	2003
		President and director	2000

J. Michael Rowe	43	Vice President of Operations	2002

Don Waite	50	Vice President of Finance and
		Chief Financial Officer	August 16, 2004

Daniel R. Ouzts	58	Vice President and Treasurer	1996

Robert W. Trause*	62	Director	1998

Alexander Bienenstock*	67	Director	2001

Peter D. Fischbein*	65	Director	June 3, 2004

*	Member of the company’s Audit, Compensation and Nominating Committees

Thomas K. Langbein has been affiliated with the company since 1980. He is Chairman of the Board and was Chief Executive Officer of the company until May 29, 2003, when that position was relinquished to Stephen W. Everett, President of the company. Mr. Langbein is the Chairman of the Board, Chief Executive Officer and President of Medicore, our parent. Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc., a broker-dealer, currently not active, registered with the SEC and a member of the NASD. Mr. Langbein was appointed as a director of Linux Global Partners, Inc. a private Linux software company in which Medicore, in January, 2000, acquired an ownership interest and to which company our parent provided loans, with funding from our company. He resigned as a Linux director in November, 2002. See Item 13, “Certain Relationships and Related Transactions.”

Stephen W. Everett has been involved in the healthcare industry for over 25 years, primarily responsible for oversight, deal structuring, physician recruitment and practice management in the renal healthcare field. He joined the company in November, 1998 as Vice President, became Executive Vice President in June, 1999, President on March 1, 2000, and Chief Executive Officer on May 29, 2003.

Michael Rowe became affiliated with the company on June 1, 2001. Mr. Rowe has been involved in the healthcare field for 21 years, recently, from January, 2000 to March, 2001, with Advanced Orthopedic Centers, Inc., a large orthopedic surgery group, as administrator, and from February, 1997 to December, 1999, he was Executive Director and Vice President of Virginia Physicians/PhyCor of Richmond, a division of PhyCor, Inc., a national practice management company.

Don Waite joined the company on August 16, 2004. From 1999 to 2004, Mr. Waite was Vice President and Partner of Nephrology Specialty Group, Inc., which established and operated a small chain of outpatient dialysis clinics, which it sold in 2004 to an international dialysis services company.

Daniel R. Ouzts served as controller of the company from 1983 through January, 2002, and Vice President and Treasurer from 1996 to January, 2002, and July, 2003 to August 16, 2004, on which date he ceased being the company’s Chief Financial Officer. He serves as Vice President of Finance (since 1986), Treasurer (since 1983) and Principal Financial Officer (since 1995) of Medicore. Mr. Ouzts is a certified public accountant. See Item 13, “Certain Relationships and Related Transactions.”

Robert W. Trause is a senior commercial account specialist engaged in the marketing of commercial insurance specializing in property and casualty insurance sales to mid-to-large range companies. He has been affiliated with an insurance agency in New Jersey since 1991.

Alexander Bienenstock is an attorney who has specialized in securities and corporate matters for over 30 years. From September, 2000 through October, 2001 he was a legal consultant with IDT Corp., a NYSE telecommunications company. He had been affiliated with several law firms, and is currently a sole practitioner and real estate broker. Mr. Bienenstock’s background includes having been an adjunct assistant professor in accounting and management at New York University, and, for approximately 10 years, Chief Attorney, Branch of Small Issues of the New York Regional Office of the SEC.

Peter D. Fischbein is an attorney and is a director of Medicore, which position he has held since 1984. He is a member of Medicore’s Audit, Nominating and Compensation Committees. Mr. Fischbein was a director of Viragen, Inc., a public company and former subsidiary of Medicore from 1981 to 2002. See Item 13, “Certain Relationships and Related Transactions.”

There are no family relationships among any of the officers or directors of the company.

Corporate Governance

Our board of directors oversees the business and affairs of the company and monitors the performance of management. The board does not involve itself in day-to-day operations. The board is kept apprised through discussions with the Chairman, other directors, executives, the Audit, Nominating and Compensation Committees, division heads, advisors, including counsel, outside auditors, investment bankers and other consultants, by reading reports, contracts, rules and legislation, and other materials sent to them, and by participating in board and committee meetings.

Our board and management have a commitment to sound and effective corporate governance practices. We have established and maintain a Compliance Program to prevent and detect violations commonly known in healthcare industry as “fraud and abuse” laws. We also have established a Code of Ethics and Business Conduct to continue our tradition of adhering to the most rigorous standards of ethics and integrity. Our Code of Ethics applies to all our employees as well as to our principal executive officers, chief financial officer, principal accounting officer, and persons performing similar functions. Our Code of Ethics is reviewed and updated as necessary. We will provide to any person, without charge, upon request, a copy of our Code of Ethics by contacting our corporate Secretary, Lawrence E. Jaffe, Esq., at Jaffe & Falk, LLC, 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604, telephone no. (201) 288-8282 or email, lej@jaffefalkllc.com.

The board of directors has an Audit Committee, Nominating and Compensation Committees, each of which consists of the same independent directors. The board has two other non-independent members and our by-laws provide for up to nine directors in order to have positions available for other independent directors. We are a Controlled Company as that term is defined in The Nasdaq Stock Market Rule 4350(c)(5), since our parent, Medicore, owns approximately 56% of our voting securities. Therefore, we are exempt from the Nasdaq listing requirements to have a board composed of a majority of independent directors, and compensation and nominating committees comprised solely of independent directors. However, we believe in the corporate governance provisions of the SEC and Nasdaq, and, therefore, we have established these committees consisting of independent directors.

Audit Committee

In accordance with Nasdaq Stock Market Rule 4350(d), we have an Audit Committee of three members, all of whom are independent as defined in Nasdaq Stock Market Rule 4200(a)(15) and who meet the criteria of independence set forth in Rule 10A-3(b)(1) under the Exchange Act, have not participated in the preparation of the company’s financial statements at any time during the past three years, and are able to read and understand fundamental financial statements, including the company’s balance sheet, income statement and cash flow statement. Alex Bienenstock, Chairman of the Audit Committee, has experience in finance and accounting, and the background which was the basis for the board’s determination that Mr. Bienenstock is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K under the Exchange Act. To review Mr. Bienenstock’s credentials, reference is made to “Directors and Executive Officers of the Registrant” above. The designation of Mr. Bienenstock as the Audit Committee financial expert does not impose on him any duty, obligation or liability that is greater than any duty, obligation or liability imposed on such person as a member of the Audit Committee and board of directors. The other members of our Audit Committee are Robert Trause, and Peter D. Fischbein. Mr. Fischbein is an independent board member of our parent and is a member of Medicore’s Audit and Compensation Committees.

The Audit Committee, a very essential oversight committee, pursuant to its charter provides assistance to the board in fulfilling its responsibilities to our shareholders and the investment community relating to accounting, reporting practices, the quality and integrity of our financial reports, and surveillance of internal controls and accounting and auditing services. The charter specifies:

•	the scope of the Audit Committee’s responsibilities
•	how the Audit Committee carries out those responsibilities
•	structure, processes and membership requirements

The Audit Committee does not prepare financial statements or perform audits, and its members are not auditors or certifiers of the company’s financial statements.

Shareholder Nominee Procedure

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors as we have described in our information statement dated April 27, 2004, under the caption “Information About Directors and Executive Officers - Other Nominees.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% shareholders to file reports with the SEC, the Nasdaq Stock Market and our company, indicating their beneficial ownership of common stock of the company and any changes in their beneficial ownership. As a matter of practice, our counsel usually assists the officers and directors in preparing the beneficial ownership reports and reporting changes in beneficial ownership. Counsel will usually handle the filing of those beneficial ownership reports. The rules of the SEC require that we disclose failed or late filings of reports of company stock ownership by our directors and executive officers. To the best of our knowledge, and based solely on review of such forms filed with the company, all beneficial ownership reports by these reporting persons for the year 2004 were filed on a timely basis, except one report by Alexander Bienenstock, filed two days late, and two reports by Bart Pelstring, both filed late, one report by one day. Mr. Pelstring resigned as a director effective January 1, 2005.

Item 11. Executive Compensation

The Summary Compensation Table below sets forth compensation paid by the company and its subsidiaries for the last three fiscal years ended December 31, 2004 for services in all capacities for its Chairman of the Board, who was Chief Executive Officer through May 29, 2003, and for its Chief Executive Officer and each of its executive officers whose total annual salary, bonus or other compensation exceeded $100,000.

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation Awards
(a)	(b)	(c)	(d)	(e)	(g)
				Other	Securities
				Annual	Underlying
Name and		Salary	Bonus	Compensation	Options/SARs (#)
Principal Position	Year	($)	($)	($)	Company	Medicore

Thomas K. Langbein, CEO(1)	2004	86,960(2)	100,000(3)	5,987(4)	50,000(5)
	2003	83,308(2)	87,200(6)	5,611(4)
	2002	73,367(2)	58,929(7)	7,687(4)

Stephen W. Everett, Pres.	2004	179,692(8)	250,000(9)	7,783(10)	50,000(5)
and CEO(1)	2003	168,923(8)	117,078(11)	2,338(10)
	2002	129,808(8)	85,714(12)	4,179(10)

J. Michael Rowe, Vice	2004	147,754(8)	50,000(9)	811(13)	25,000(14)
President (Operations)	2003	139,462(8)	25,000(15)	768(13)	50,000(16)
	2002	115,539(8)	20,000(17)	740(13)

Don Waite, Vice President	2004	41,538(8)	8,000(9)	-0-	50,000(19)
(Finance) and Chief
Financial Officer(18)

(1)	Thomas K. Langbein was CEO until May 29, 2003, at which time Stephen W. Everett assumed that position.

(2)
Annual compensation paid by Medicore, which was $347,838, $333,200 and $293,500, respectively, for fiscal 2004, 2003 and 2002. Amounts included in the Summary Compensation Table reflect the compensation allocated to the company in proportion to the time spent on its behalf.

(3)	Director fee accrued in 2004 and paid in February, 2005

(4)
Automobile allowance and related expenses, and life and disability insurance premiums paid by Medicore amounted to $33,626, $30,200 and $30,700, respectively for 2004, 2003 and 2002. As part of the general corporate overhead allocation, the amounts in the Summary Compensation Table reflect the portion of such payment which is allocated to the company.

(5)	Vests 12,500 shares every June 7, commencing June 7, 2005 to June 7, 2008.

(6)	Accrued in 2003 and paid in February, 2004 as a director fee. Includes $56,258 for the partial exercise of options and $30,942 cash.

(7)
Includes (i) $46,429 accrued in 2002 and paid in March, 2003 for the partial exercise of options; and (ii) $12,500, the general corporate overhead allocable portion of Medicore’s bonus of $50,000 accrued in 2002 and paid in January, 2003.

(8)	All compensation paid by the company.

(9)	Accrued in 2004 and paid in February, 2005.

(10)
Includes automobile related expenses of $5,329 and $1,957, respectively for 2004 and 2002, and life insurance premiums of $2,454, $2,338 and $2,000, respectively, in 2004, 2003 and 2002, all of which were paid by the company.

(11)
Includes (i) a bonus accrued in 2003 and paid in February, 2004 relating to the exercise of director stock options which included the payment of the $.625 exercise price for 69,242 shares exercised under Mr. Everett’s options (valued at $43,276) together with a related cash distribution to Mr. Everett of $23,802; and (ii) a cash bonus of $50,000 accrued in 2003 and paid in January, 2004.

(12)	Includes (i) $35,714 accrued in 2002 and paid in March, 2003 for the partial exercise of options; and (ii) bonus of $50,000 accrued in 2002 and paid in January, 2003.

(13)	Life insurance premiums.

(14)	Vests 6,250 shares every June 7, commencing June 7, 2005 to June 7, 2008.

(15)	Accrued in 2003 and paid in January, 2004.

(16)	Vests 12,500 shares every June 4, commencing June 4, 2004 to June 4, 2007.

(17)	Accrued in 2002 and paid in January, 2003.

(18)	Joined the company effective August 16, 2004.

(19)
Vests 12,500 shares every August 15, commencing August 15, 2005 to August 15, 2008; any accelerated vesting for change in control prior to August 15, 2005, this option accelerates only for 12,500 shares.

Option/SAR Grants In Last Fiscal Year

Individual Grants					Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options/SARs	Exercise		Annual Rates of Stock
	Underlying	Granted to	or Base		Price Appreciation
	Options/SARs	Employees in	Price	Expiration	For Option Term
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5%($)	10%($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)

Thomas K. Langbein	50,000(1)	21.7	$4.02	6/6/09	55,533	122,713
Stephen W. Everett	50,000(1)	21.7	$4.02	6/6/09	55,533	122,713
J. Michael Rowe	25,000(2)	10.9	$4.02	6/6/09	27,766	61,356
Don Waite	50,000(3)	21.7	$4.02	8/15/09	55,533	122,713

(1)	12,500 shares vest each June 7, from June 7, 2005 to June 7, 2008.

(2)	6,250 shares vest each June 7, from June 7, 2005 to June 7, 2008.

(3)	12,500 shares vest each August 16, from August 16, 2005 to August 16, 2008.

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
			Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options/SARs	Options/SARs at
			at FY-End (#)	Fiscal Year End($)
	Shares Acquired	Value Realized	Exercisable/	Exercisable/
Name	on Exercise (#)	($)	Unexercisable	Unexercisable($)
CEO
Thomas K. Langbein
Company Options	90,012	231,780	50,000 (unexer.)(1)	1,020,500
	355,702	1,236,064
Medicore Options	100,000	77,000	100,000 (exer. )	787,000

Stephen W. Everett
Company Options	69,242	178,298	273,616 (exer.)(2)	6,513,429
			50,000 (unexer.)(1)	1,020,500
Medicore Options	8,334	6,417	8,333 (exer. )	65,581

J. Michael Rowe
Company Options	-0-	-0-	87,500 (exer. )	2,058,875
			87,500 (unexer.)(3)	1,950,875
Medicore Options	-0-	-0-	-0-	-0-

Don Waite
Company Options	-0-	-0-	50,000 (unexer.)(4)	1,020,500

(1)	Vests in equal amounts of 12,500 shares each June 7, from June 7, 2005 to June 7, 2008.

(2)
Includes options for 66,000 shares, exercisable at $.625 per share through January 1, 2006, which options vested on January 1, 2005. An aggregate of 150,000 of these options were exercised after December 31, 2004.

(3)	Non-vested incentive options including (i) 25,000 options exercisable at $.75 per share; (ii) 37,500 options exercisable at $1.80 per share; and (iii) 25,000 options exercisable at $4.02 per share.

(4)	Non-vested incentive options exercisable at $4.02 per share

Compensation of Directors

There are no standard arrangements for compensating directors for services as directors or for participating on any committee. We reimburse directors for travel and related out-of-pocket expenses incurred in attending shareholder, board and committee meetings, which expenses have been minimal. In lieu of any cash compensation or per meeting fees to directors for acting as such, we have provided directors, among others, with options to purchase common stock of the company at exercise prices no less than the fair market value as of the date of grant. In January, 2004, bonuses were granted to the board members, including $131,000 bonused for exercise of a portion of their options, amounting to 205,892 shares at exercise prices ranging from $.625 to $.75, and a cash award aggregating $66,000. At the annual meeting in June, 2004, incentive and non-qualified options for 145,000 shares were granted to the board members exercisable at $4.02 per share, the fair market value at the time of grant, of which 130,000 vest over four years commencing June 7, 2005. See Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

In February, 2005, the company provided director fees of $20,000 to each director, except to Thomas K. Langbein, who received a $100,000 fee in recognition of his services as Chairman of the Board. He received a $150,000 bonus from Medicore for his services as Chairman of the Board, Chief Executive Officer and President of our Parent. Stephen W. Everett, director, President and Chief Executive Officer, received a $250,000 bonus for his efforts on behalf of the company. He also received a salary increase. See below, “Employment Contracts and Termination of Employment and Change-In-Control Arrangements.”

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Stephen W. Everett, President and director of the company, has a five-year employment contract through December 31, 2005. Effective for 2005, his annual compensation was increased from $180,000 to $250,000. Mr. Everett’s employment agreement also provides:

•	employee and fringe benefits to the extent available by the company to other similarly situated executive employees
•	reimbursement for reasonable out-of-pocket expenses incurred in connection with his duties
•	vacations normally taken by senior management
•	termination
-	death; three months’ severance pay
-
for cause; salary and expenses to date of termination (“cause” includes conviction for fraud or criminal conduct, habitual drunkenness or drug addition, embezzlement, regulatory agency sanctions against Mr. Everett or the company due to his wrongful acts, material breach of the agreement, dishonesty, or resignation, except if due to breach by the company)

-	by the company after 13 weeks of disability; three months’ severance pay
-	by Mr. Everett upon breach by the company; severance pay equal to the greater of six months of his then compensation or his remaining compensation under the agreement
•	confidentiality restrictions two years from termination
•
non-competition for one year from termination within the United States; provided, non-competition eliminated if the company terminates Mr. Everett without cause or due to the company’s material breach of the agreement

•	Mr. Everett to assign any patents, property rights, discovery or idea to the company

Certain executive and accounting personnel and administrative facilities of the company and Medicore were common for fiscal 2004. The costs of executive and accounting salaries and other shared corporate overhead for these companies were charged on the basis of time spent. Mr. Langbein, as Chairman of the Board of the Company and Chairman of the Board, CEO and President of Medicore, and Mr. Ouzts, as an officer, of the company and Medicore, divided their time and efforts among these companies. See Item 13, “Certain Relationships and Related Transactions.” These executive and accounting salaries and other shared corporate overhead will be eliminated in the merger of its parent with the company, should it be successfully completed. See Item 1, “Business - Recent Developments.”

Options, Warrants or Rights

1999 Dialysis Corporation of America Stock Option Plan

•	expires April 20, 2009
•	grants available to officers, directors, consultants, key employees, advisors and similar parties
•	options (non-qualified and incentive) may be up to five years, may require vesting, exercise price determined by board of directors
•
options may, at discretion of board, be exercised either with cash, common stock with fair market value equal to cash exercise price, optionee’s personal non-recourse or recourse note, at the discretion of the board, or assignment to the company if sufficient proceeds from the sale of common stock acquired upon exercise of the option with an authorization to the broker to pay that amount to the company, or any combination of such payments

•	termination of optionee’s affiliation with the company by
-	death, disability or retirement after age 65, exercisable for nine months but not beyond option expiration date
-	termination for cause, right to exercise terminates immediately
-	any other termination, 30 day exercise
•	options are non-transferable
•
forced redemption at formulated prices upon change in control of the company which includes (i) sale of substantially all of the assets of the company or its merger or consolidation; (ii) majority of the board changes other than by election of shareholders pursuant to board solicitations or vacancies filled by board caused by death or resignation; or (iii) a person or group acquires or makes a tender offer for at least 25% of the company’s common stock

•	1999 Plan history to March 25, 2005 (adjusted for two-for-one split on January 28, 2004)

authorized:	3,000,000
issued:	2,241,000
vested:	232,116
non-vested:	282,500
exercised:	1,742,730
cancelled:	193,654
available:	742,654
exercise prices:	range from $.625 to $4.02
exercise periods:	range from 1/1/06 to 8/15/09

The exercise price of options is no less than 100% of the fair market value of the common stock on the date of grant.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 25, 2005, the names and beneficial ownership of the equity securities of Dialysis Corporation of America and its parent, Medicore, for directors of the company, individually itemized, and for directors and executive officers of Dialysis Corporation of America as a group, without naming them, and for each of the current executive officers described in the Summary Compensation Table (see Item 11, “Executive Compensation”), and for shareholders known to Dialysis Corporation of America to beneficially own more than 5% of our voting securities.

All shares and per share data, including option information, in this annual report on Form 10-K have been adjusted to reflect a two-for-one stock split effected by the company on January 28, 2004.

	Amount and Nature of Beneficial Ownership
	Dialysis		Medicore
	Common		Common
Name	Stock(1)	%(2)	Stock	%(3)

Medicore	4,821,244	55.7	-----	-----
2337 W. 76th Street
Hialeah, FL 33016

Thomas K. Langbein	445,714(4)	5.2	1,356,014(5)	18.8
c/o Medicore
777 Terrace Avenue
Hasbrouck Heights, NJ 07604

Stephen W. Everett	400,000(6)	4.6	25,000(7)	0.4
c/o Dialysis Corporation of America
1302 Concourse Drive, Suite 204
Linthicum, MD 21090

J. Michael Rowe	87,500(8)	1.0	-0-	-0-
c/o Dialysis Corporation of America
1302 Concourse Drive, Suite 204
Linthicum, MD 21090

Don Waite	-0-(9)	-0-	-0-	-0-
c/o Dialysis Corporation of America
1302 Concourse Drive, Suite 204
Linthicum, MD 21090

Robert W. Trause	58,428(10)	0.7	-0-	-0-
431C Hackensack Street
Carlstadt, NJ 07072

Peter D. Fischbein	39,600(10)	0.5	178,609(11)	5.3
430 East 86th Street
New York, NY 10028

Alexander Bienenstock	20,000(12)	0.2	-0-	-0-
766 West Broadway
Woodmere, NY 11598

All directors and executive	1,095,742(13)	12.3	1,892,115(14)	26.0
officers as a group (8 persons)

(1)
Medicore owns 4,821,244 shares (approximately 56%) of our common stock. Officers and directors of Dialysis Corporation of America, who may also be officers and/or directors of Medicore and shareholders of each company, disclaim any indirect beneficial ownership of Dialysis

Corporation of America common stock through Medicore’s approximately 56% ownership of Dialysis Corporation of America. Thomas K. Langbein, by virtue of his positions with Dialysis Corporation of America and Medicore and his stock ownership of Medicore, may be deemed to have indirect beneficial ownership of such shares through shared voting and investment power with respect to Medicore’s ownership of Dialysis Corporation of America. Mr. Langbein disclaims such entire indirect beneficial ownership, but for his proportionate indirect interest, approximately 848,539 shares of the company or approximately 9.8%.

(2)
Based on 8,661,815 shares outstanding, but exclusive of common stock issuable under (i) 232,116 currently exercisable options at prices ranging from $.625 to $4.02 per share; and (ii) 282,500 non-vested options which vest over periods ranging from June 4, 2005 to August 16, 2008, exercisable at prices ranging from $.75 to $4.02 per share.

(3)	Based on 7,132,434 shares outstanding exclusive of (i) 231,995 shares underlying outstanding options under Medicore’s 1989 Stock Option Plan (14,000 non-vested options not included); (ii) 400,000 shares available for issuance under certain conditions of Thomas K. Langbein’s employment agreement; and (iii) 98,000 shares reserved for issuance under a key employee stock plan.

(4)	Does not include (i) a five-year incentive option for 50,000 shares exercisable at $4.02 per share to June 6, 2009, vesting in equal amounts of 12,500 shares each June 7, 2005 through 2008; and (ii) Medicore’s 4,821,244 share ownership of the company of which Mr. Langbein disclaims beneficial ownership except to the extent of his indirect beneficial ownership through his 17.6% direct ownership of Medicore. See Note (1) above.

(5)	Includes an option for 100,000 shares of Medicore common stock exercisable at $1.38 per share to July 26, 2005. Does not include 400,000 shares reserved under Mr. Langbein’s employment agreement issuable under certain circumstances, such as a change in control, termination and retirement.

(6)	Includes an incentive option for 123,616 shares exercisable at $.625 per share to January 1, 2006. Does not include an incentive option for 50,000 shares exercisable at $4.02 per share to June 6, 2009, vesting in equal amounts of 12,500 shares each June 7, 2005 through June 7, 2008.

(7)	Includes an option for 8,333 shares of Medicore common stock exercisable at $1.38 per share to July 26, 2005.

(8)	Includes (i) 75,000 vested incentive options exercisable at $.75 to September 5, 2006; and (ii) 12,500 vested incentive options exercisable at $1.80 to June 3, 2008. Does not include (i) 25,000 of the same incentive options as (i) above vesting September 5, 2005; (ii) 37,500 of the same incentive options as (ii) above vesting 12,500 shares each June 4 over the next three years, 2005, 2006 and 2007; and (iii) a five-year incentive option for 25,000 shares exercisable at $4.02 to June 6, 2009, and vesting in equal amounts of 6,250 shares each June 7, 2005 through June 7, 2008.

(9)	Does not include a five-year incentive option for 50,000 shares exercisable at $4.02 per share to August 15, 2009, vesting in equal amounts of 12,500 shares each August 16, 2005 to August 16, 2008.

(10)	Includes a non-qualified option for 5,000 shares exercisable at $4.02 per share through June 6, 2009.

(11)	Includes (i) an option for 16,666 shares of Medicore common stock exercisable at $1.38 per share to July 26, 2005; and (ii) 7,350 shares Mr. Fischbein holds as trustee for his daughter, who is of majority age and lives independently of her father. Does not include (i) 196,382 shares (2.8%) owned by his wife, Susan Kaufman, who is economically independent of Mr. Fischbein, and who maintains separate banking and brokerage accounts; and (ii) 100,000 shares (1.4%) held in trust for their minor son by his wife, over which trust Mr. Fischbein has no control nor in which he has any interest.

(12)	Includes non-qualified options (i) for 5,000 shares exercisable at $2.25 per share to August 18, 2006; and (ii) for 5,000 shares exercisable at $4.02 per share to June 6, 2009. Does not include a non-qualified option for 5,000 shares vesting August 19, 2005, exercisable at $2.25 per share to August 18, 2006.

(13)	Includes 231,116 vested options. Does not include Medicore’s ownership or any indirect beneficial ownership through Medicore’s ownership. See Note (1) above.

(14)	Includes options for 139,999 shares of Medicore common stock.

Item 13. Certain Relationships and Related Transactions

Our parent, Medicore, owns approximately 56% of our common stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

George Langbein, formerly an employee of Medicore and brother of Thomas K. Langbein, obtains the group health insurance coverage for Medicore’s employees as well as personal life insurance policies for several executives and key employees. Medicore pays for the $1,600,000 of life insurance owned by Thomas K. Langbein, and $100,000 life insurance covering Daniel R. Ouzts. See Item 11, “Executive Compensation.” The premiums paid by Medicore on the life insurance and group health insurance for its employees for fiscal 2004 aggregated approximately $157,000. We are of the opinion that the cost and coverage of the insurance are as favorable as can be obtained from unaffiliated parties.

Certain of the officers and directors of the company are officers and/or directors of Medicore and its affiliates. Thomas K. Langbein is Chairman of the Board of the company and Medicore and Chief Executive Officer and President of the latter. Daniel R. Ouzts is Vice President and Treasurer of the company and Vice President (Finance) , Principal Financial Officer and Treasurer of Medicore. Peter D. Fischbein is a director of the company and of Medicore. See Item 10, “Directors and Executive Officers of the Registrant.” Mr. Langbein beneficially owns 5.2% of our company, and 18.8% of our parent, which includes an option for 100,000 Medicore shares. Mr. Ouzts has a less than 1% interest in our company, and approximately 2% interest in Medicore, which includes an option for 15,000 shares. Peter D. Fischbein owns less than 1% of the stock of our company and 5.3% of Medicore shares, which includes an option for 16,666 Medicore shares. Lawrence E. Jaffe is corporate Secretary and counsel to our company and our parent, of which company he is a director. Mr. Jaffe has an approximately 3% interest in our company and in our parent, which for the latter includes an option for 33,333 Medicore shares. See Item 12, “Security Ownership of Certain Beneficial Owners and Management.” Mr. Jaffe

and his son, Joshua M. Jaffe, devote a substantial portion of their professional services to our company and our parent, from which companies their law firm, Jaffe & Falk, LLC, receives approximately 60% of their professional fees (including bonuses), which for fiscal 2004 aggregated approximately $413,000, of which $236,000 was for our company.

Certain of the executive and accounting personnel and administrative facilities of our company and our parent, are common. The costs of executive, financial and administrative salaries and other shared corporate overhead for these companies are charged on the basis of time spent. Since the shared expenses are allocated on a cost basis, there is no intercompany profit involved. The amount of expenses charged to us by Medicore amounted to approximately $200,000 for the year ended December 31, 2004. Utilization of personnel and administrative facilities in this manner enables Medicore to share the cost of qualified individuals with its subsidiaries rather than duplicating the cost for various entities. It is our opinion that these services are on terms as favorable as we could receive from unaffiliated parties.

On March 17, 2004, we issued a demand promissory note to our parent, Medicore, for up to $1,500,000 of financing for equipment purchases. The financing carries an annual interest rate of 1.25% over the prime rate. The financing was increased in June, 2004, to $5,000,000 and its purposes extended for working capital and other corporate purposes. At March 25, 2005, the outstanding balance on this financing was approximately $2,435,000 at an interest rate of 7.0%, with accrued interest payable on the note of approximately $30,000.

The relationships and related transactions discussed in this Item 13 will be eliminated assuming and upon completion of the merger of Medicore with our company. See Item 1, “Business - Recent Developments.”

In May, 2001, the company loaned Stephen W. Everett, its President and Chief Executive Officer, $95,000 at an annual interest of prime plus 1% (floating) payable on demand but no later than May 11, 2006. Accrued interest aggregated approximately $13,000 at December 31, 2004. The demand loan is collateralized by all of Mr. Everett’s options and underlying common stock of the company, as well as any proceeds from the sale of such common stock.

Certain directors of our parent, Medicore, Messrs. Anthony C. D’Amore, Peter D. Fischbein, Seymour Friend, Robert Magrann, and Lawrence E. Jaffe, our corporate Secretary and counsel (plus options he gifted to his children, each of majority age and independent of their father), in April, 2000, exercised their options granted under our 1999 Stock Option Plan for 680,000 shares. The exercise was effected with cash for the par value, and the balance, an aggregate of $421,600, based on the number of underlying shares on the date of exercise, in the form of three-year non-recourse promissory notes at a rate of interest of 6.2% per annum, due April 20, 2003, and extended to April 20, 2004. These loans, principal and interest, were repaid through the sale to the company of shares of the company’s common stock owned by the noteholders at fair market value on February 9, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

Moore Stephens, P.C. performed the audit of our annual financial statements as of and for the years ended December 31, 2003 and 2004, and reviewed the financial statements included in our quarterly reports on Form 10-Q for 2004. The fees of Moore Stephens, P.C. for professional services rendered for the audit of our financial statements for fiscal 2003 were $27,000 and for fiscal 2004 are anticipated to be $32,000.

Moore Stephens’ fees for professional services for review of the financial statements in our quarterly reports on Form 10-Q for fiscal 2004 were $8,800. The review of the financial statements included in our Forms 10-Q for 2003 was performed by our former accountants, Wiss & Company, LLP, for an aggregate fee of $4,500.

Audit Related Fees

Neither of Moore Stephens, P.C. nor Wiss & Company, LLP performed any assurance and related services for Dialysis Corporation of America, or any other services reasonably related to the performance of the audit or review of our financial statements during fiscal 2004 and 2003 that were not otherwise audit services as described above.

Tax Fees

Moore Stephens, P.C. handled the calculation and preparation of materials related to estimated taxes and the preparation of tax returns for 2003 and 2004. The tax fees for 2003 were $18,000, and the fees for such services for 2004 to be billed in 2005 are $22,000.

All Other Fees

In addition to the professional services and fees billed as described above under “Audit Fees” and “Tax Fees,” in 2004, Moore Stephens, P.C. performed research on accounting and tax matters for a $3,500 fee. Wiss & Company did not provide any other services or bill other fees to our company or any of our subsidiaries.

Our Audit Committee has established its pre-approval policies and procedures, pursuant to which it approved the foregoing audit and permissible non-audit services provided by Moore Stephens, P.C. in 2004. The Audit Committee’s pre-approval policy provides each audit and permitted non-audit service to be reviewed for a determination of approval by the Audit Committee. Requests or applications for specific services to be provided by the independent auditor are also submitted to our Vice President of Finance and Chief Financial Officer, and must include a detailed description of the services to be rendered. Our Vice President of Finance and Chief Financial Officer shall provide the Audit Committee with a written report as to the scope and applicability of the proposed services with further communications between and among the auditors, the Vice President of Finance and Chief Financial Officer, and the Audit Committee, as necessary for further clarification and evaluation. The Audit Committee will make the determination that any requested audit and/or non-audit services, upon the above mentioned review process, are necessary and within the scope of the company’s operations and reporting responsibilities, will not, in its opinion and evaluation, impair the auditor’s independence, nor be considered a prohibited non-audit service consistent with the SEC’s rules relating to these issues. The Audit Committee will provide a report of its approval or disapproval of our requested audit and non-audit services to management and the board for implementation. The Audit Committee will monitor the performance of all services provided by the independent auditors and determine whether such services are in compliance with its approval policies. The Audit Committee will report to management on a periodic basis on the results of its monitoring, and recommend appropriate action, including termination of the independent accountants for breaches of the approved policies or the deficiency in providing services to the company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)    The following is a list of documents filed as part of this report.

1.    All financial statements - See Index to Consolidated Financial Statements.

2.    Financial statement schedules - See Index to Consolidated Financial Statements.

3.    Refer to subparagraph (b) below.

(b)    Exhibits +

3.1	Articles of Incorporation ‡

3.2	By-Laws of the Company ‡

4.1	Form of Common Stock Certificate of the Company ‡

10	Material Contracts

10.1
Lease between DCA of Wellsboro, Inc. (formerly Dialysis Services of Pennsylvania, Inc. - Wellsboro)(1) and James and Roger Stager dated January 15, 1995 (incorporated by reference to Medicore, Inc.’s(2) Annual Report on Form 10-K for the year ended December 31, 1994 (“1994 Medicore Form 10-K”), Part IV, Item 14(a) 3 (10)(lxii)).

10.2
Lease between the Company and DCA of Lemoyne, Inc. (formerly Dialysis Services of Pennsylvania, Inc. - Lemoyne)(1) dated December 23, 1998 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (“1998 Form 10-K”), Part IV, Item 14(c)(10)(ii)).

10.3
Renewal of Lease between the Company and DCA of Lemoyne, Inc.(1) dated December 30, 2003 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 Form 10-K”), Part IV, Item 15(c)10.3).

10.4
Medical Director Agreement between DCA of Wellsboro, Inc. (formerly Dialysis Services of Pennsylvania, Inc. - Wellsboro)(1) and George Dy, M.D. dated September 29, 1994 [*] (incorporated by reference to Medicore, Inc.’s(2) Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 as amended January, 1995 (“September, 1994 Medicore(2) Form 10-Q”), Part II, Item 6(a)(10)(i)).(3)

10.5
Agreement for In-Hospital Dialysis Services(4) between Dialysis Services of Pennsylvania, Inc. - Wellsboro(1) and Soldiers & Sailors Memorial Hospital dated September 28, 1994 [*] (incorporated by reference to September, 1994 Medicore(2) Form 10-Q, Part II, Item 6(a)(10)(ii)).

10.6
Lease between DCA of Carlisle, Inc. (formerly Dialysis Services of PA., Inc. - Carlisle)(5) and Lester P. Burkholder, Jr. and Kirby K. Burkholder dated November 1, 1996 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (“1996 Form 10-K”), Part IV, Item 14(a) 3 (10)(xxiii)).

10.7
Lease between DCA of Manahawkin, Inc. (formerly Dialysis Services of NJ., Inc. - Manahawkin)(5) and William P. Thomas dated January 30, 1997 (incorporated by reference to the Company’s 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxiv)).

10.8	Renewal of Lease between DCA of Manahawkin, Inc.(5) and William P. Thomas dated February 20, 2004 (incorporated by reference to the Company’s 2003 Form 10-K, Part IV, Item 14(c)10.8).

10.9
Equipment Master Lease Agreement BC-105 between the Company and B. Braun Medical, Inc. dated November 22, 1996 (incorporated by reference to the Company’s 1996 Form 10-K, Part IV, Item 14(a) 3 (10)(xxvii)).

10.10
Schedule of Leased Equipment 0597 commencing June 1, 1997 to Master Lease BC-105 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (“June, 1997 10-Q”), Part II, Item 6(a), Part II, Item 10(i)).(6)

10.11
Lease between DCA of Chambersburg, Inc. (formerly Dialysis Services of Pa., Inc. - Chambersburg)(5) and BPS Development Group dated April 13, 1998 (incorporated by reference to the Company’s March, 1998 Form 10-Q, Part II, Item 6(a), Part II, Item 10(i)).

10.12
1999 Stock Option Plan of the Company (May 21, 1999) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (“1999 Form 10-K”), Part IV, Item 14(c)(10)(xxiii)).

10.13	Form of Stock Option Certificate under the 1999 Stock Option Plan (May 21, 1999) (incorporated by reference to the Company’s 1999 Form 10-K, Part IV, Item 14(c)(10)(xxiv)).

10.14	Lease between DCA of Vineland, LLC(7) and Maintree Office Center, L.L.C. dated May 10, 1999 (incorporated by reference to the Company’s 1999 Form 10-K, Part IV, Item 14(c)(10)(xxv)).

10.15	Management Services Agreement(8) between the Company and DCA of Vineland, LLC(7) dated April 30, 1999 (incorporated by reference to the Company’s 1999 Form 10-K, Part IV, Item 14(c)(10)(xxviii)).

10.16
Amendment No. 1 to Management Services Agreement between the Company and DCA of Vineland, LLC(7) dated October 27, 1999 (incorporated by reference to the Company’s 1999 Form 10-K, Part IV, Item 14(c)(10)(xxix)).

10.17
Indemnity Deed of Trust from the Company to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 1999 (“December Form 8-K”), Item 7(c)(99)(i)).

10.18	Guaranty Agreement from the Company to St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company’s December Form 8-K, Item 7(c)(99)(ii)).

10.19
Lease between the Company and DCA of So. Ga., LLC (1) dated November 8, 2000 (incorporated by reference to the Company’s Current Report on Form 8-K dated January 3, 2001 (“January 2001 Form 8-K”), Item 7(c)(10)(i)).

10.20
Lease between DCA of Fitzgerald, LLC (1) and Hospital Authority of Ben Hill County, d/b/a Dorminy Medical Center, dated February 8, 2001 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 5, 2001, Item 7(c)(10)(i)).

10.21
Employment Agreement between Stephen W. Everett and the Company dated December 29, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 Form 10-K”), Part IV, Item 14(c)(10)(xii)).**

10.22	Lease between the Company and Renal Treatment Centers - Mid-Atlantic, Inc. dated July 1, 1999 (incorporated by reference to the Company’s 2000 Form 10-K, Part IV, Item 14(c)(10((xlii)).

10.23
Commercial Loan Agreement between the Company and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2001 (“June, 2001 Form 8-K”), Item 7(c)(i)).

10.24	Promissory Note by the Company to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company’s June, 2001 Form 8-K, Item 7(c)(ii)).

10.25
Modification Agreement to Promissory Note to Heritage Community Bank dated December 16, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”), Part IV, Item 15(c)10.25).

10.26
Lease between DCA of Mechanicsburg, LLC(1) and Pinnacle Health Hospitals dated July 24, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001, Part II, Item 6(a)(10)(ii)).

10.27
Lease between DCA of Central Valdosta, LLC(1) and W. Wayne Fann dated March 20, 2001 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, Part IV, Item 14(c) 10.38).

10.28
Promissory Note Modification Agreement between DCA of Vineland, LLC(7) and St. Michaels Bank dated December 27, 2002 (incorporated by reference to the Company’s 2002 Form 10-K, Part IV, Item 15(c)10.30).

10.29
Lease between the Company and Dr. Gerald Light dated February 15, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, Part II, Item 6(a)(99)(i)).

10.30
Lease between DCA of Royston, LLC(1) and Ty Cobb Healthcare System, Inc. dated March 15, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2002, Item 7(c)(10)(i)).

10.31
Lease Agreement between DCA of Chevy Chase, LLC(5) and BRE/Metrocenter LLC and Guaranty of the Company dated August 8, 2002 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 25, 2002, Item 7(c)(10)(i)).

10.32	The Company’s Section 125 Plan effective September 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

10.334	Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC(9) dated December 11, 2002 (incorporated by reference to the Company’s 2002 Form 10-K, Part IV, Item 15(c)10.35).

10.34	Promissory Note from DCA of Cincinnati, LLC(9) to the Company dated February 3, 2003 (incorporated by reference to the Company’s 2002 Form 10-K, Part IV, Item 15(c)10.36).

10.35
Loan Agreement between the Company and a Physician dated April 22, 2003 [*] (incorporated by reference to the Company’s Current Report on Form 8-K dated July 15, 2003 (“July, 2003 Form 8-K”), Item 7(c)(10)(i)).

10.36	Promissory Note and Security Agreement from a Physician dated April 22, 2003 [*] (incorporated by reference to the Company’s July, 2003 Form 8-K, Item 7(c)(10((ii)).

10.37
Lease Agreement between DCA of Warsaw, LLC(1) and Warsaw Village, L.P. dated July 23, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K dated August 5, 2003, Item 7(c)(10)(i)).

10.38
Lease Agreement between DCA of Pottstown, LLC(5) and Fisher Scheler, LLC dated August 19, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2003, Item 7(c)(iv)(i)).

10.39	Demand Promissory Note from the Company to Medicore, Inc.(2) dated March 1, 2004 (incorporated by reference to the Company’s 2003 Form 10-K, Part IV, Item 14(c)10.46).

10.40	Agreement of Lease by and between Copt Concourse, LLC and the Company dated March 31, 2004 (incorporated by reference to the Company’s Current Report on Form
8-K dated March 31, 2004, item 7(c)(10((i)).

16	Letter re: Change in Certifying Accountant

16.1
Letter of Wiss & Company, LLP addressed to the Securities and Exchange Commission dated November 7, 2003 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, Part II, Item 6(a)(16)).

21	Subsidiaries of the Company.

23	Consent of experts and counsel

23.1	Consent of Wiss & Company, LLP

23.2	Consent of Moore Stephens, P.C.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

32.1	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.##

[*]	Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

+	Documents incorporated by reference not included in Exhibit Volume.

‡
Incorporated by reference to the company’s registration statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, registration no. 33-80877-A, Part II, Item 27.

**	Management contract or compensatory plan or arrangement.

##
In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and it shall not be deemed incorporated by reference into any filing under the Securities Act of 1933.

(1)	Wholly-owned subsidiary.

(2)
Parent of the company owning approximately 56% of the company’s outstanding common stock. Medicore is subject to Section 13(a) reporting requirements of the Exchange Act, with its common stock listed for trading on the Nasdaq SmallCap Market.

(3)
Each subsidiary has a Medical Director Agreement which is substantially similar to the exhibit filed but for area of non-competition and compensation. Our affiliate, DCA of Toledo, LLC (40% owned), has a substantially similar Medical Director Agreement.

(4)
The acute inpatient services agreements referred to as Agreement for In-Hospital Dialysis Services are substantially similar to the exhibit filed, but for the hospital involved, the term and the service compensation rates. Agreements for In-Hospital Dialysis Services include the following areas: Valdosta and Fitzgerald, Georgia; Bedford, Carlisle, Chambersburg, Harrisburg, Mechanicsburg and Wellsboro, Pennsylvania; Toledo, Ohio.

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

Stephen W. Everett
President and Chief Executive Officer

March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS K. LANGBEIN	Chairman of the Board of Directors	March 29, 2005
Thomas K. Langbein

/s/ STEPHEN W. EVERETT	President, Chief Executive Officer
Stephen W. Everett	and Director	March 29, 2005

/s/ DON WAITE	Vice President of Finance
Don Waite	(Chief Financial Officer)	March 29, 2005

/s/ PETER D. FISCHBEIN	Director	March 29, 2005
Peter D. Fischbein

/s/ ROBERT W. TRAUSE	Director	March 29, 2005
Robert W. Trause

/s/ ALEXANDER BIENENSTOCK	Director	March 29, 2005
Alexander Bienenstock

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a) (1) and (2), and (d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2004
DIALYSIS CORPORATION OF AMERICA
LINTHICUM, MARYLAND

FORM 10-K—ITEM 15(a)(1) and (2)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Dialysis Corporation of America
Linthicum, Maryland

We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and its subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and its subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
February 18, 2005 except for Note 16,
for which the date is March 15, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Dialysis Corporation of America

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Dialysis Corporation of America and subsidiaries for the year ended December 31, 2002. Our audit also included the information related to the year ended December 31, 2002 on the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dialysis Corporation of America and subsidiaries for year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/WISS & COMPANY, LLP
WISS & COMPANY, LLP

February 7, 2003
Livingston, New Jersey

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$601,603	$1,515,202
Accounts receivable, less allowance
of $1,636,000 at December 31, 2004;
$785,000 at December 31, 2003	8,592,476	4,913,318
Inventories	1,297,782	1,043,710
Deferred income tax asset	720,000	412,000
Officer loan and interest receivable	111,696	107,503
Prepaid expenses and other current assets	1,223,023	1,392,721
Total current assets	12,546,580	9,384,454

Property and equipment:
Land	376,211	376,211
Buildings and improvements	2,352,191	2,332,904
Machinery and equipment	8,087,349	6,039,256
Leasehold improvements	4,674,704	3,548,875
	15,490,455	12,297,246
Less accumulated depreciation and amortization	6,496,571	5,030,550
	8,993,884	7,266,696

Goodwill	3,649,014	2,291,333
Other assets	1,300,236	661,891
Total other assets	4,949,250	2,953,224
	$26,489,714	$19,604,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,625,930	$1,167,213
Accrued expenses	4,921,769	3,170,269
Note payable and accrued interest payable to parent	1,461,647	---
Current portion of long-term debt	513,000	575,000
Income taxes payable	---	28,949
Acquisition liabilities - current portion	380,298	670,000
Total current liabilities	8,902,644	5,611,431

Advances from parent	449,117	234,094
Long-term debt, less current portion	1,585,936	2,097,355
Acquisition liabilities, net of current portion	380,297	---
Deferred income tax liability	559,000	59,000
Total liabilities	11,876,994	8,001,880

Minority interest in subsidiaries	1,282,924	632,177

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 8,485,815 shares issued and outstanding at December 31, 2004; 7,937,544 shares issued and outstanding at December 31, 2003	84,858	79,376
Additional paid-in capital	4,957,146	5,238,952
Retained earnings	8,287,792	6,073,589
Notes receivable from options exercised	---	(421,600)
Total stockholders' equity	13,329,796	10,970,317
	$26,489,714	$19,604,374

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Operating revenues:
Medical service revenue	$40,449,562	$29,676,388	$25,162,380
Other income	536,434	320,580	191,213
	40,985,996	29,996,968	25,353,593
Cost and expenses:
Cost of medical services	23,545,586	18,220,891	15,066,551
Selling, general and administrative expenses	12,088,521	9,357,552	7,500,029
Provision for doubtful accounts	1,197,905	289,582	720,500
	36,832,012	27,868,025	23,287,080

Operating income	4,153,984	2,128,943	2,066,513

Other income (expense):
Interest income officer/director note	4,193	3,972	4,575
Interest income parent company	---	---	2,957
Interest expense parent company	(55,996)	(1,633)	---
Other income, net	86,753	75,850	25,111
	34,950	78,189	32,643
Income before income taxes, minority interest
and equity in affiliate earnings	4,188,934	2,207,132	2,099,156

Income tax provision	1,576,292	878,211	771,180

Income before minority interest and equity in
affiliate earnings	2,612,642	1,328,921	1,327,976

Minority interest in income
of consolidated subsidiaries	(681,385)	(223,291)	(155,412)

Equity in affiliate earnings	282,946	44,354	69,533

Net income	$2,214,203	$1,149,984	$1,242,097

Earning per share:
Basic	$.27	$.15	$.16
Diluted	$.25	$.13	$.14

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Capital in
	Common	Excess of	Retained	Notes
	Stock	Par Value	Earnings	Receivable	Total

Balance at January 31, 2002	$77,746	$5,147,707	$3,681,508	$(421,600)	$8,485,361

Net income			1,242,097		1,242,097

Balance at December 21, 2002	77,746	5,147,707	4,923,605	(421,600)	9,727,458

Net income			1,149,984		1,149,984

Repurchase and cancellation of 21,428 shares	(214)	(41,786)			(42,000)

Exercise of stock options for 184,284
shares of common stock	1,844	133,031			134,875

Balance December 31, 2003	79,376	5,238,952	6,073,589	(421,600)	10,970,317

Net income			2,214,203		2,214,203

Exercise of stock options for 712,446
shares of common stock, net of 72,375
shares tendered in payment; includes tax effect of $119,611 (Notes 3 and 6)	6,400	238,706			245,106

Notes receivable paid with 91,800
shares of common stock (Note 6)	(918)	(520,512)		421,600	(99,830)

Balance December 31,2004	$84,858	$4,957,146	$8,287,792	$ ---	$13,329,796

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$2,214,203	$1,149,984	$1,242,097
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,492,744	1,183,920	1,059,697
Amortization	6,243	2,314	6,190
Bad debt expense	1,197,905	289,582	720,500
Deferred income tax provision	192,000	11,000	54,000
Minority interest	681,385	223,291	155,412
Equity in affiliate earnings	(282,946)	(44,354)	(69,533)
Increase (decrease) relating to operating activities from:
Accounts receivable	(4,661,238)	(1,686,942)	(216,880)
Inventories	(193,486)	(166,652)	(137,937)
Interest receivable on officer loan	(4,193)	(3,972)	(4,575)
Prepaid expenses and other current assets	85,183	238,749	(1,090,143)
Accounts payable	330,112	(205,977)	(231,946)
Accrued interest on note payable to parent	26,639	---	---
Accrued expenses	1,839,390	676,203	1,064,223
Income taxes payable	90,662	28,949	(455,000)
Net cash provided by operating activities	3,014,603	1,696,095	2,096,105

Investing activities:
Loans to physician affiliates	(125,000)	(150,000)	---
Payments received on physician affiliate loans	5,987	---	---
Additions to property and equipment, net of minor disposals	(3,131,701)	(1,655,909)	(927,352)
Acquisition of dialysis centers	(757,616)	(75,000)	(550,000)
Distributions from affiliate	96,633	77,000	22,800
Purchase of minority interests in subsidiaries	(670,000)	(670,000)	(300,000)
Other assets	(23,389)	(4,846)	(19,048)
Net cash used in investing activities	(4,605,086)	(2,478,755)	(1,773,600)

Financing activities:
Advances from parent	215,023	234,094	200,728
Notes payable to parent	1,435,008
Repurchase of stock	---	(42,000)	---
Payments on long-term debt	(715,037)	(586,750)	(431,334)
Exercise of stock options	5,400	34,875	---
Capital contributions by subsidiaries’ minority members	172,000	204,382	10,570
Distribution to subsidiary minority members	(435,510)	(118,655)	(10,000)
Net cash provided by (used in) financing activities	676,884	(274,054)	(230,036)

Decrease (increase) in cash and cash equivalents	(913,599)	(1,056,714)	92,469

Cash and cash equivalents at beginning of year	1,515,202	2,571,916	2,479,447

Cash and cash equivalents at end of year	$601,603	$1,515,202	$2,571,916

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 21 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has five dialysis facilities under development; has agreements to provide inpatient dialysis treatments to nine hospitals; and provides supplies and equipment for dialysis home patients. See “Consolidation.”

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 57% owned subsidiary of Medicore, Inc., our parent, as of December 31, 2004. We have a 40% interest in an Ohio dialysis center which we manage, which is accounted for on the equity method and not consolidated for financial reporting purposes.

Stock Split

On January 28, 2004, the company effected a two-for-one stock split. All share and per share data in the consolidated financial statements and notes have been adjusted to reflect the two-for-one split. See Note 14.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The company’s principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated useful lives of depreciable assets, estimates for patient revenues from non-contracted payors, and the valuation allowance for deferred tax assets based on the estimated realizability of deferred tax assets. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Government Regulation

A substantial portion of the company’s revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare and Medicaid programs. See Item 1, “Business - Government Regulation.”

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 52% of receivables at December 31, 2004 and 59% at December 31, 2003.

Inventories

Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

	December 31,
	2004	2003
Vendor volume discounts receivable	$382,757	$610,150
Prepaid expenses	607,398	478,079
Prepaid income taxes	58,913	---
Other	173,955	304,492
	$1,223,023	$1,392,721

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Accrued Expenses

Accrued expenses is comprised as follows:

	December 31,
	2004	2003
Accrued compensation	$1,306,892	$985,330
Due to insurance companies	2,926,711	1,759,397
Other	688,166	425,542
	$4,921,769	$3,170,269

Vendor Concentration

The company purchases erythropoietin (EPO) from one supplier which comprised 36% in 2004, 37% in 2003 and 34% in 2002 of the company’s cost of sales. There is only one supplier of EPO in the United States, and this supplier has recently received FDA approval for an alternative product available for dialysis patients; but there are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $11,381,000 in 2004, $8,308,000 in 2003, and $6,447,000 in 2002, comprised 28% in 2004, 28% in 2003 and 26% in 2002 of medical service revenue.

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation is computed for book purposes by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain on loss is recognized. See Note 9.

Long-Lived Asset Impairment

Pursuant to Financial Accounting Standards Board Statement No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of,” impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment of Disposal of Long-lived Assets” (FAS 144) clarified when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121. The company, based on current circumstances, does not believe any indicators of impairment are present.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Comprehensive Income

The company follows Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income (loss) consists of net income (loss).

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

Goodwill

Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August, 2001 and June, 2003, and the acquisition of Georgia dialysis centers in April, 2002 and April, 2003, and acquisition of a Pennsylvania dialysis business at the close of business on August 31, 2004, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill. See Note 10.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $80,000 at December 31, 2004 and $4,000 at December 31, 2003 are included in other assets. Amortization expense was $6,243 for 2004, $2,314 for 2003, and $6,190 for 2002.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

The company follows the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See “New Pronouncements.”

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.83%, 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company’s common stock of 1.31, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information follows:

	2004	2003	2002
Net income, as reported	$2,214,203	$1,149,984	$1,242,097

Stock-based employee compensation expense under fair value method, net of relatedtax effects	(170,000)	(64,000)	(46,000)
Pro forma net income	$2,044,203	$1,085,984	$1,196,097

Earnings per share:
Basic, as reported	$.27	$.15	$.16
Basic, pro forma	$.25	$.14	$.15
Diluted, as reported	$.25	$.13	$.14
Diluted, pro forma	$.23	$.12	$.14

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Year Ended December 31,
	2004	2003	2002

Net income	$2,214,203	$1,149,984	$1,242,097

Weighted average shares-denominator basic computation	8,256,282	7,904,874	7,774,688
Effect of dilutive stock options	527,575	830,612	892,366
Weighted average shares, as adjusted-denominator diluted computation	8,783,857	8,735,486	8,667,054

Earnings per share:
Basic	$.27	$.15	$.16
Diluted	$.25	$.13	$.14

The company had various potentially dilutive securities during the periods presented, including stock options and warrants. See Notes 6 and 7.

Other Income

Operating:

Other operating income is comprised as follows:

	Year Ended December 31,
	2004	2003	2002
Management fee income	$402,251	$320,580	$191,213
Litigation settlement	134,183	---	---
	$536,434	$320,580	$191,213

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Year Ended December 31,
	2004	2003	2002
Rental income	$191,350	$190,308	$174,227
Interest income	35,402	49,914	40,314
Interest expense	(162,791)	(201,316)	(220,441)
Other	22,792	36,944	31,011
Other income, net	$86,753	$75,850	$25,111

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

New Pronouncements

On November 24, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” an amendment of ARB No. 43, Chapter 4 (“FAS 151). FAS 151 requires companies to recognize as current period changes abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). FAS 151 also requires manufacturers to allocate fixed production overheads to inventory based on normal capacity of their production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets’, an amendment of APB Opinion No. 29 (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Previous to FAS 153 some nonmonetary exchanges, although commercially substantive were recorded on a carryover basis rather than being based on the fair value of the assets

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

exchanged. FAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect FAS 153 to have a significant effect on its financial statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). Provisions of FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, will be required to apply FAS 123(R) in the first interim or annual reporting period that beginning after June 15, 2005. The company will be subject to the provisions of FAS 123(R) effective July 1, 2005. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost related to the unvested options to be recognized over the vesting period of the options. The company is in the process of determining the impact that FAS 123(R) will have on its consolidated financial statements.

NOTE 2--LONG-TERM DEBT

Long-term debt is as follows:

	December 31,
	2004	2003
Development loan secured by land and building
with a net book value of $319,000 at
December 31, 2004. Monthly principal
payments of $2,217 plus interest at 1% over
the prime rate effective December 16, 2002
with remaining balance due December 2, 2007.	$609,580	$636,182

Mortgage note secured by land and building
with a net book value of $868,000 at
December 31, 2004. Interest of
prime plus ½% with a minimum rate of 6.0%
effective December 16, 2002. Monthly
payments of $6,800 including principal and
interest with remaining balance due April, 2006.	675,018	714,979

Equipment financing agreement secured by equipment
with a net book value of $977,000 at December 31,
2004. Monthly payments totaling approximately $46,000 as of
December 31, 2004, including principal and interest,
as described below, pursuant to various schedules
extending through August, 2007 with interest at rates
ranging from 4.13% to 10.48%.	814,338	1,321,194
	2,098,936	2,672,355
Less current portion	513,000	575,000
	$1,585,936	$2,097,355

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 2--LONG-TERM DEBT--Continued

The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of approximately $610,000 at December 31, 2004 and $636,000 December 31, 2003.

In April 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $675,000 at December 31, 2004 and $715,000 at December 31, 2003.

The equipment financing agreement is for financing for kidney dialysis machines for the company’s dialysis facilities. Additional financing totaled approximately $399,000 in 2002, with no such financing in 2003 or 2004. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, “Statement of Cash Flows.” See Note 13. The remaining principal balance under this financing amounted to approximately $814,000 at December 31, 2004 and $1,321,000 at December 31, 2003.

The prime rate was 5.25% as of December 31, 2004 and 4.00% as of December 31, 2003. For interest payments, see Note 13.

Scheduled maturities of long-term debt outstanding at December 31, 2004 are approximately:

2005	$513,000
2006	956,000
2007	630,000
2008	---
2009	---
Thereafter	---
$2,099,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 2--LONG-TERM DEBT--Continued

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at December 31, 2004 and December 31, 2003.

NOTE 3--INCOME TAXES

The income tax provision consists of the following income tax expense (benefit) components:

	2004	2003	2002
Current:
Federal	$1,052,576	$602,906	$601,967
State	323,731	264,305	115,213
City	7,985	---	---
	1,384,292	867,211	717,180

Deferred:
Federal	227,000	28,000	274,000
State	(35,000)	(17,000)	(220,000)
	192,000	11,000	54,000
	$1,576,292	$878,211	$771,180

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax liabilities and assets are as follows:

	December 31,
	2004	2003
Deferred tax liabilities:
Depreciation and amortization	$852,000	$285,000
Total deferred tax liabilities	852,000	285,000
Deferred tax assets:
Accrued expenses	118,000	111,000
Bad debt allowance	602,000	306,000
Startup costs	126,000	47,000
Subtotal	846,000	464,000
State net operating loss carryforwards	167,000	226,000
Total deferred tax assets	1,013,000	690,000
Valuation allowance for deferred tax assets	---	(52,000)
Deferred tax asset, net of valuation allowance	1,013,000	638,000
Net deferred tax asset	$161,000	$353,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 3--INCOME TAXES--Continued

A valuation allowance of $52,000 was provided that offsets a portion of the deferred tax assets recorded at December 31, 2003, as management believed that it was more likely than not that, based on the weight of the available evidence, that this portion of deferred tax assets would not be realized. No valuation allowance was recorded at December 31, 2004, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

The reconciliation of income tax (benefit) attributable to income (loss) before income taxes computed at the U.S. federal statutory rate is:

	Year Ended December 31,
	2004	2003	2002
Statutory tax rate (34%) applied to income (loss)
before income taxes, minority interest and equity in affiliate earnings	$1,424,238	$750,425	$702,874
Adjustments due to:
State taxes, net of federal benefit	212,515	189,116	103,101
Change in valuation allowance	(17,680)	---	(145,000)
Non-deductible items	34,160	11,197	11,982
Prior year tax return accrual adjustment	(33,504)	---	(14,456)
Other	(43,437)	(72,527)	112,679
	$1,576,292	$878,211	$771,180

The company has equity positions in 20 limited liability companies (“LLC’s”), each possessing a finite life. Based on their limited liability status, its members are not liable for the LLC’s debts, liabilities, or obligations. Each LLC has complied with the criteria for tax treatment as a partnership. As a result, taxable income or loss is to be reported on each member’s respective tax returns. Income and losses attributable to the company’s equity position in these LLC’s has been included as a component of retained earnings as of December 31, 2004.

The exercise of 70,348 non-qualified stock options during 2004 resulted in a tax deduction of approximately $304,000 corresponding to the difference in the market value of the shares obtained on exercise and the exercise price of the options. The reduction in income taxes payable of approximately $120,000 resulted in a corresponding increase in additional paid-in capital of approximately $120,000. This represents, a non cash financing activity, which is a supplemental disclosure required by Accounting Standards Board Statement No. 95 “Statement of Cash Flows”. See Note 13.

For income tax payments, see Note 13.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 4--TRANSACTIONS WITH PARENT

Our parent provides certain financial and administrative services for us. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $200,000 for the years ended December 31, 2004, 2003 and 2002, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

We had an intercompany advance payable to our parent of approximately $449,000 as of December 31, 2004 and $234,000 as of December 31, 2003, which bears interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $5,000 and $2,000 for the years ended December 31, 2004 and 2003, respectively. Interest is included in the intercompany advance balance. Our parent has agreed not to require repayment of the intercompany advance balance prior to January 1, 2007; therefore, the advance has been classified as long-term at December 31, 2004.

We had an intercompany advance receivable from our parent, which bore interest at the short-term Treasury Bill rate that was paid during 2002. Interest income on intercompany advances receivable was approximately $3,000 for the year ended December 31, 2002.

On March 17, 2004, the company issued a demand promissory note to its parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that can be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. This note had an outstanding balance of approximately $1,435,000 and an interest rate of 6.50% at December 31, 2004. The weighted average interest rate on the note during the period it was outstanding during 2004 was 5.84%. Interest expense on the note amounted to approximately $51,000 for the year ended December 31, 2004. Accrued interest payable on the note amounted to approximately $27,000 as of December 31, 2004.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2004, 2003 and 2002, respectively, the company paid premiums of approximately $537,000, $425,000 and $275,000 for insurance obtained through a director of the parent.

For the years ended December 31, 2004, 2003 and 2002, respectively, legal fees of $236,000, $156,000 and $156,000 were paid to an attorney who acts as general counsel and Secretary for the company and the parent and who is a director of the parent.

The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51.3% ownership interest in DCA of Vineland and this physician’s companies holding a combined 48.7% ownership interest of DCA of Vineland. See Note 12.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 5--OTHER RELATED PARTY TRANSACTIONS--Continued

In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

In May 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately
$4,000, $4,000 and $5,000 for 2004, 2003 and 2002, respectively.

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members funded in the aggregate approximately $324,000 in capital contributions during 2004, and $223,000 during the preceding year, under notes accruing interest at prime plus 2%, with an aggregate of approximately $74,000 of distributions applied against the notes and accrued interest during 2004, and $54,000 during the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Notes 11 and 13.

NOTE 6--STOCK OPTIONS

In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003 with the company receiving an $11,250 cash payment for the exercise price.

In April, 1999, we adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of our officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options to date have been cancelled. In April, 2000, the 680,000 one-year options were exercised for which we received cash payment of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. The notes were repaid with 91,800 shares of common stock with a fair market value of approximately $521,000 on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the year ended December 31, 2004, all of which was earned during the first quarter. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares to the company for cancellation. In March, 2004, 355,702 of these

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6--STOCK OPTIONS--Continued

options were exercised for $222,314 with the exercise price satisfied by the payment of 54,223 shares to the company. The exercises and share payments to the company represent noncash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 14.

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

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately with the remaining 120,000 options to vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for $2,678 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by director bonuses accrued in 2003. These exercises represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 14. In January, 2004, 7,200 of these options were exercised with the company receiving a $5,400 cash payment for the exercise price. Of the 30,000 immediately exercisable options, 15,346 have been exercised and 14,654 cancelled due to the resignation of a director in June, 2004. Of the remaining 120,000 options, 90,000 had vested as of December 31, 2004.

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

In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of the company’s employees of which 11,000 were outstanding and vested at December 31, 2004. These options are exercisable at $2.05 per share through May 28, 2007. Options for 10,000 shares have been cancelled as a result of the termination of several employee option holders.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6--STOCK OPTIONS--Continued

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

On January 28, 2004, the company affected a two-for-one stock split of its outstanding common stock. All option amounts and exercise prices have been adjusted to reflect the stock split. Split-adjusted option exercise prices resulting in a fraction of a cent have been rounded up to the nearest cent for purposes of these notes to the financial statements of the company.

In June, 2004, the board of directors granted 160,000 stock options to officers and directors exercisable at $4.02 per share through June 6, 2009. 15,000 options vested immediately and 145,000 options vest 25% annually commencing June 7, 2005.

In August, 2004, the board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 15, 2009. The options vest 25% annually commencing August 16, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6--STOCK OPTIONS--Continued

A summary of the company’s stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002
		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding-beginning of year	1,191,716		1,367,000		1,410,000
Granted	230,000	$3.94	60,000	$1.88	81,000	$2.05
Cancellations	(14,654)	$.75	(51,000)	$1.63	(124,000)	$.67
Exercised	(712,446)	$.63	(184,284)	$.73	---	---
Expired	---	---	---	---	---	---
Outstanding-end of year	694,616		1,191,716		1,367,000

Outstanding-end of year:
August 2004 options	50,000	$4.02
June 2004 options	160,000	$4.02
January 2004 options	20,000	$3.09
August 2003 options	10,000	$2.25	10,000	$2.25	---	---
June 2003 options	50,000	$1.80	50,000	$1.80	---	---
May 2002 options	11,000	$2.05	11,000	$2.05	17,000	$2.05
March 2002 options	---	---	---	---	60,000	$1.58
September 2001 options	120,000	$.75	146,430	$.75	150,000	$.75
January 2001 options	273,616	$.63	330,000	$.63	330,000	$.63
April 1999 options	---		644,286	$.63	800,000	$.63
June 1998 options	---	---	---	---	10,000	$1.13
	694,616	---	1,191,716		1,367,000

Outstanding and exercisable end of year:
June 2004 options	15,000	$4.02
August 2003	5,000	$2.25
June 2003	12,500	$1.80
May 2002	11,000	$2.05
September 2001 options	90,000	$.75	90,000	$.75	60,000	$.75
January 2001 options	207,616	$.63	198,000	$.63	132,000	$.63
April 1999 options	---	---	644,286	$.63	800,000	$.63
June 1998 options	---	---	---	---	10,000	$1.13
	341,116		932,286		1,002,000
Weighted-average fair value of options granted during the year	$3.88		$1.41		$1.28

The remaining contractual life at December 31, 2003 is 3.4 years for the June, 2003 options, 1.7 years for the August, 2003 options, 2.4 years for the May, 2002 options, 1.7 years for the September, 2001 options, and 1 year for the January, 2001 options.

The company has 694,616 shares reserved for issuance, including: 273,616 shares for the January, 2001 options, 120,000 shares for the September, 2001 options, 11,000 shares for the May, 2002 options, 50,000 shares for the June, 2003 options, 10,000 shares for the August, 2003 options, 20,000 shares for the January 2004 options, 160,000 shares for the June 2004 options and 50,000 shares for the August 2004 options. All options were issued at fair market value on date of grant.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6--STOCK OPTIONS--Continued

The number and exercise price of outstanding options was adjusted based upon a two-for-one stock split affected by the company in February, 2004. See Note 1 and 14.

NOTE 7--COMMITMENTS

The company has leases on facilities housing its dialysis operations and equipment leases. Total rent expense was approximately $1,194,000, $778,000 and $521,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The aggregate lease commitments at December 31, 2004 for the company’s non-cancelable operating leases with a term of one year or more are approximately:

2005	$1,426,000
2006	1,464,000
2007	1,393,000
2008	1,379,000
2009	1,029,000
Thereafter	2,150,000
$8,841,000

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

Stephen W. Everett, CEO, President and director of the company, has a five-year employment contract through December 31, 2005, currently at an annual salary of $250,000. The employment agreement also provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a one-year non-compete within the United States.

NOTE 8--REPURCHASE OF COMMON STOCK

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 9--CAPITAL EXPENDITURES AND DEPRECIATION

Capital expenditures and depreciation expense were as follows:
	2004	2003	2002
Capital expenditures	$3,132,000	$1,656,000	$1,326,000
Depreciation expense	$1,493,000	$1,184,000	$1,060,000

NOTE 10--ACQUISITIONS

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

Effective as of the close of business on August 31, 2004, the company acquired a Pennsylvania dialysis company for an estimated net purchase price of $1,521,000. Of that amount, $761,000 is currently in escrow, with the balance of approximately $760,000 to be paid in equal installments, each on the first and second anniversary of the effective date of the purchase agreement. This transaction resulted in $1,358,000 of goodwill representing the excess of the net purchase price over the estimated $164,000 fair value of net assets acquired, including an $83,000 valuation of an eight year non-competition agreement that will be amortized over the life of the agreement. The goodwill is not amortizable for tax purposes, since the transaction was a stock acquisition. The initial allocation of

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 10--ACQUISITIONS--Continued

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the August 2004 Pennsylvania acquisition:

Accounts receivable, net	$215,825
Inventory and other current assets	79,383
Property, plant and equipment, net	88,231
Intangible assets	82,500
Goodwill	1,357,681

Total assets acquired	1,823,620
Total liabilities assumed	302,429

Net assets acquired	$1,521,191

NOTE 11--LOAN TRANSACTIONS

The company has and may continue to provide funds in excess of capital contributions to meet working capital requirements of its dialysis facility subsidiaries, usually until they become self-sufficient. The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions. See Notes 5 and 13.

NOTE 12--QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following summarizes certain quarterly operating data (in thousands except per share data):

	Year Ended December 31, 2004
	March 31	June 30	Sept. 30	Dec.31	Total

Net Sales	$8,410	$9,497	$10,857	$11,686	$40,450
Gross profit	3,248	3,759	4,806	5,092	16,905
Net income	288	388	776	762	2,214
Earnings per shares:
Basic	$.04	$.05	$.09	$.09	$.27
Diluted	$.03	$.04	$.09	$.09	$.25

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 12--QUARTERLY FINANCIAL INFORMATION (Unaudited)--Continued

	Year Ended December 31, 2003
	March 31	June 30	Sept. 30	Dec.31	Total

Net Sales	$6,738	$7,424	$7,535	$7,979	$29,676
Gross profit	2,535	2,907	2,829	3,184	11,455
Net income	156	220	308	466	1,150
Earnings per shares:
Basic	$.02	$.03	$.04	$.06	$.15
Diluted	$.02	$.03	$.04	$.05	$.13

	Year Ended December 31, 2002
	March 31	June 30	Sept. 30	Dec.31	Total

Net Sales	$5,488	$6,315	$6,698	$6,661	$25,162
Gross profit	2,093	2,598	2,718	2,686	10,095
Net income	162	339	393	348	1,242
Earnings per shares:
Basic	$.02	$.04	$.05	$.04	$.16
Diluted	$.02	$.04	$.05	$.04	$.14

Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters earnings do not necessarily equal earnings per share for the year.

NOTE 13--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 and 6:

	2004	2003	2002
Interest paid (see Note 2)	$204,000	$189,000	$234,000
Income taxes paid (see Note 3)	1,350,000	777,000	1,234,000
Equipment financing (see Note 2)	---	---	399,000
Options exercise bonus (191,238 shares 2004; 159,284 shares 2003) (see Note 6)	120,000	100,000	---
Subsidiary minority member capital contributions financing (see Notes 5 and 13)	324,000	223,000	---
Subsidiary minority member distributions applied against financing (see Notes 5 and 13)	74,000	54,000	---
Share payment (514,008 options exercised; 72,375 shares paid) for stock option exercises (see Note 6)	321,000	---	---
Payment on note receivable with 91,800 shares of common stock (see Note 6)	521,000	---	---
Increase in additional paid-in capital from exercise of non-qualified stock options (see Notes 3 and 6)	120,000	---	---

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 14--STOCK SPLIT

The board of directors declared a two-for-one stock split with respect to the company’s 3,968,772 shares of outstanding common stock. The record date of the split was January 28, 2004; the distribution date was February 9, 2004; and the date Nasdaq reported the adjusted price of the common stock was February 10, 2004. The two-for-one stock split increased the outstanding shares of common stock at that time to 7,937,544 shares. The split also required adjustment in the outstanding stock options by doubling the number of shares obtainable upon exercise, and halving the exercise price of the options. See Note 1 and 6.

NOTE 15--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	2004	2003	2002
Revenues	$2,275,000	$1,547,000	$1,600,000
Gross profit	$1,244,000	$600,000	$665,000
Net income	$707,000	$111,000	$174,000

The following amounts are from the balance sheet of the company’s 40% owned Ohio affiliate:

	December 31,
	2004	2003
Current assets	$945,321	$451,104
Non-current assets	160,504	206,540
Total assets	$1,105,825	$657,644

Current liabilities	$244,570	$211,221
Non-current liabilities	---	50,953
Capital	861,255	395,470
Total liabilities and capital	$1,105,825	$657,644

NOTE 16--SUBSEQUENT EVENTS

On March 15, 2005 the company and its parent, Medicore, Inc., jointly announced they have agreed to terms whereby Medicore, which owns approximately 56% of the company (57% at December 31, 2004), will merge into the company for a total consideration of approximately 5,289,000 shares of the company’s common stock. Upon completion of the merger, it is anticipated that each Medicore shareholder will receive .68 shares of the company’s common stock for each share of Medicore common

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 16--SUBSEQUENT EVENTS--Continued

stock, and Medicore’s ownership in the company will be retired resulting in approximately 9,000,000 shares of the company to remain outstanding. Completion of the transaction is subject to shareholder approval of each company.

The merger is intended to simplify the corporate structure and enable the ownership of the control interest in the company to be in the hands of the public shareholders. The merger will provide the company with additional capital resources to continue to build its dialysis business.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
Dialysis Corporation of America

Our report on our audit of the basic consolidated financial statements of Dialysis Corporation of America and subsidiaries appears on page F-2. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
February 18, 2005

Schedule II - Valuation and Qualifying Accounts
Dialysis Corporation of America, Inc. and Subsidiaries
December 31, 2004

COL. A	COL. B	COL. C		COL. D	COL. E
Classification	Balance at Beginning Of Period	Additions (Deductions) Charged (Credited) to Cost and Expenses	Additions Charged to Other Accounts Describe	Other Changes Add (Deduct) Describe	Balance at End of Period

YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$785,000	$1,198,000		$(347,000)(1)	$1,636,000
Valuation allowance for deferred tax asset	52,000	(52,000)		---	---
	$837,000	$1,146,000		$(347,000)	$1,636,000

YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectable accounts	$831,000	$290,000		$(336,000)(1)	$785,000
Valuation allowance for deferred tax asset	72,000	(20,000)		---	52,000
	$903,000	$270,000		$(336,000)	$837,000

YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectable accounts	$727,000	$721,000		$(617,000)(1)	$831,000
Valuation allowance for deferred tax asset	217,000	(145,000)		---	72,000
	$944,000	$576,000		$(617,000)	$903,000

(1)	Uncollectible accounts written off, net of recoveries.

F-31

Exhibits

to

DIALYSIS CORPORATION OF AMERICA
Annual Report on Form 10-K For the Fiscal Year Ended December 31, 2004

21	Subsidiaries of the Company.

23.1	Consent of Wiss & Company, LLP

23.2	Consent of Moore Stephens, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.