Form 10-Q
period 2005-03-31
DIALYSIS CORP OF AMERICA
filed 2005-05-16
CIK 201653

FORM 10--Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527

DIALYSIS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Florida	59-1757642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1344 Ashton Road, Hanover, Maryland	21076
(Address of principal executive offices)	(Zip Code)

(410) 694-0500
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check ✓ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ or No ☐

Indicate by check ✓ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value - 8,661,815 shares as of April 30, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2005 and March 31, 2004, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements

	1)	Consolidated Statements of Income for the three months ended March 31, 2005 and March 31, 2004 (Unaudited).

	2)	Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004.

	3)	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and March 31, 2004 (Unaudited).

	4)	Notes to Consolidated Financial Statements as of March 31, 2005 (Unaudited).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 6.	Exhibits

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Medical service revenue	$10,484,101	$8,409,524
Other income	128,395	217,045
	10,612,496	8,626,569
Operating costs and expenses:
Cost of medical services	6,542,601	5,162,222
Selling, general and administrative expenses	3,243,761	2,795,470
Provision for doubtful accounts	247,994	148,295
	10,034,356	8,105,987

Operating income	578,140	520,582

Other income (expense):
Interest income on officer/director note	1,292	961
Interest expense on note and advances payable to parent	(34,936)	(3,018)
Other income, net	31,855	22,294
	(1,789)	20,237
Income before income taxes, minority interest
and equity in affiliate earnings	576,351	540,819

Income tax provision	308,803	216,108

Income before minority interest and equity in
affiliate earnings	267,548	324,711

Minority interest in income
of consolidated subsidiaries	(63,270)	(55,832)

Equity in affiliate earnings	120,109	19,033

Net income	$324,387	$287,912

Earnings per share:
Basic	$.04	$.04
Diluted	$.04	$.03

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$642,913	$601,603
Accounts receivable, less allowance
of $1,916,000 at March 31, 2005;
$1,636,000 at December 31, 2004	8,653,780	8,592,476
Inventories	1,217,391	1,297,782
Deferred income tax asset	720,000	720,000
Officer loan and interest receivable	112,989	111,696
Prepaid expenses and other current assets	1,061,033	1,223,023
Total current assets	12,408,106	12,546,580

Property and equipment:
Land	519,716	376,211
Buildings and improvements	2,366,048	2,352,191
Machinery and equipment	8,164,369	8,087,349
Leasehold improvements	4,698,399	4,674,704
	15,748,532	15,490,455
Less accumulated depreciation and amortization	6,871,908	6,496,571
	8,876,624	8,993,884

Goodwill	3,649,014	3,649,014
Other assets	1,263,475	1,300,236
Total other assets	4,912,489	4,949,250
	$26,197,219	$26,489,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,004,423	$1,625,930
Accrued expenses	3,819,432	4,921,769
Note payable and accrued interest payable to parent	2,468,404	1,461,647
Current portion of long-term debt	485,000	513,000
Acquisition liabilities - current portion	380,298	380,298
Total current liabilities	8,157,557	8,902,644

Advances from parent	498,081	449,117
Long-term debt, less current portion	1,477,144	1,585,936
Acquisition liabilities, net of current portion	380,297	380,297
Deferred income tax liability	559,000	559,000
Total liabilities	11,072,079	11,876,994

Minority interest in subsidiaries	1,338,232	1,282,924

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 8,661,815 shares issued and outstanding at March 31, 2005; 8,485,815 shares issued and outstanding at December 31, 2004	86,618	84,858
Additional paid-in capital	5,088,111	4,957,146
Retained earnings	8,612,179	8,287,792
Total stockholders' equity	13,786,908	13,329,796
	$26,197,219	$26,489,714

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission in March, 2005.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three Months Ended March 31,
2005	2004

Operating activities:
Net income	$324,387	$287,912
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	406,612	330,486
Amortization	3,525	579
Bad debt expense	247,994	148,295
Deferred income tax benefit	---	(70,000)
Minority interest	63,270	55,832
Equity in affiliate earnings	(120,109)	(19,033)
Increase (decrease) relating to operating activities from:
Accounts receivable	(309,298)	(379,947)
Inventories	80,391	(203,312)
Interest receivable on officer loan	(1,293)	(961)
Prepaid expenses and other current assets	161,990	(21,148)
Accounts payable	(621,507)	504,733
Accrued interest on note payable to parent	6,757	2,162
Accrued expenses	(1,102,337)	437,709
Income taxes payable	---	191,528
Net cash (used in) provided by operating activities	(859,618)	1,264,835

Investing activities:
Additions to property and equipment, net of minor disposals	(289,352)	(1,482,200)
Payments received on physician affiliate loans	3,042	---
Distribution from affiliate	160,878	20,400
Other assets	(28,537)	(4,998)
Net cash used in investing activities	(153,969)	(1,466,798)

Financing activities:
Advances from parent	48,964	51,401
Note payable to parent	1,000,000	485,008
Payments on long-term debt	(136,792)	(111,219)
Exercise of stock options	132,725	5,400
Capital contributions by subsidiaries’ minority members	10,000	---
Distribution to subsidiary minority members	---	(62,333)
Net cash provided by (used in) financing activities	1,054,897	368,257

Increase (decrease) in cash and cash equivalents	41,310	166,294

Cash and cash equivalents at beginning of period	601,603	1,515,202

Cash and cash equivalents at end of period	$642,913	$1,681,496

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 21 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has five dialysis facilities under development; and has agreements to provide inpatient dialysis treatments to nine hospitals. See “Consolidation.”

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 56% owned subsidiary of Medicore, Inc., our parent. We have a 40% interest in an Ohio dialysis center which we manage, which is accounted for on the equity method and not consolidated for financial reporting purposes.

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

Government Regulation

A substantial portion of the company’s revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which the company operates. Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare and Medicaid programs.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 49% of receivables at March 31, 2005 and 52% at December 31, 2004.

Inventories

Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

	March 31,	December 31,
	2005	2004
Vendor volume discounts receivable	$194,105	$382,757
Prepaid expenses	583,349	607,398
Prepaid income taxes	65,703	58,913
Other	217,876	173,955
	$1,061,033	$1,223,023

Accrued Expenses

Accrued expenses is comprised as follows:
	March 31,	December 31,
	2005	2004
Accrued compensation	$588,233	$1,306,892
Due to insurance companies	2,957,860	2,926,711
Other	273,339	688,166
	$3,819,432	$4,921,769

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

The company purchases erythropoietin (EPO) from one supplier which comprised 33% of the company’s cost of sales for the first quarter of 2005 and 37% for the same period of the preceding year. There is only one supplier of EPO in the United States, and this supplier has received FDA approval for an alternative product available for dialysis patients; but there are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $2,787,000 for the first quarter of 2005 and $2,430,000 for the same period of the preceding year, comprised 27% and 29% of medical service revenue for these periods, respectively.

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $77,000 at March 31, 2005 and $80,000 at December 31, 2004 are included in other assets. Amortization expense was $3,525 for the three months ended March 31, 2005 and $579 for the same period of the preceding year.

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
March 31, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information follows:

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$324,387	$287,912

Stock-based employee compensation expense under fair value method, net of related tax effects	(47,621)	(17,162)
Pro forma net income	$276,766	$270,750

Earnings per share:
Basic, as reported	$.04	$.04
Basic, pro forma	$.03	$.03
Diluted, as reported	$.04	$.03
Diluted, pro forma	$.03	$.03

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price.

	Three Months Ended March 31,
	2005	2004
Net income	$324,387	$287,912

Weighted average shares-denominator basic computation	8,536,793	8,158,058
Effect of dilutive stock options	592,861	763,894
Weighted average shares, as adjusted-denominator diluted computation	9,129,653	8,921,952

Earnings per share:
Basic	$.04	$.04
Diluted	$.04	$.03

The company had various potentially dilutive securities during the periods presented, including stock options. See Note 7.

Other Income

Operating:

Other operating income is comprised as follows:

	Three Months Ended
	March 31,
	2005	2004
Management fee income	$128,395	$82,862
Litigation settlement	---	134,183
	$128,395	$217,045

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended
	March 31,
	2005	2004
Rental income	$49,028	$46,663
Interest income	16,263	8,589
Interest (expense)	(34,702)	(42,597)
Other	1,266	9,639
Other income, net	$31,855	$22,294

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“FAS 153”). The amendments made by FAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with an exception for exchanges of nonmonetary assets that do not have commercial substance. Previous to FAS 153 some nonmonetary exchanges, although commercially substantive, were recorded on a carryover basis rather than being based on the fair value of the assets exchanged. FAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect FAS 153 to have a significant effect on its financial statements.

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, on a calendar year need not comply with FAS 123(R) until the interim financial statements for the first quarter of 2006 are filed with the SEC. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost related to the unvested options to be recognized over the vesting period of the options. The company is in the process of determining the impact that FAS 123(R) will have on its consolidated financial statements.

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months ended March 31, 2005 and March 31, 2004 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 2--INTERIM ADJUSTMENTS--Continued

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2004.

NOTE 3--LONG-TERM DEBT

The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of approximately $603,000 at March 31, 2005 and $610,000 December 31, 2004.

In April 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $665,000 at March 31, 2005 and $675,000 at December 31, 2004.

The equipment financing agreement is for financing for some of the kidney dialysis machines for the company’s dialysis facilities. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a non-cash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” There was no financing under this agreement during the first quarter of 2005 or the first quarter of 2004. The remaining principal balance under this financing amounted to approximately $695,000 at March 31, 2005 and $814,000 at December 31, 2004.

The prime rate was 5.75% as of March 31, 2005 and 5.25% as of December 31, 2004. For interest payments, see Note 11.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at March 31, 2005 and December 31, 2004.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 5--TRANSACTIONS WITH PARENT

Our parent provides certain financial and administrative services for us. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $50,000 for the three months ended March 31, 2005 and for the same period of the preceding year, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.

We had an intercompany advance payable to our parent of approximately $498,000 as of March 31, 2005 and $449,000 as of December 31, 2004, which bears interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $2,000 and $1,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. Interest is included in the intercompany advance balance. Our parent has agreed not to require repayment of the intercompany advance balance prior to April 1, 2005; therefore, the advance has been classified as long-term at March 31, 2005.

On March 17, 2004, the company issued a demand promissory note to its parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that can be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. This note had an outstanding balance of approximately $2,435,000 and an interest rate of 7.00% at March 31, 2005 and an outstanding balance of approximately $1,435,000 and an interest rate of 6.50% at December 31, 2004. The weighted average interest rate on the note during the three months ended March 31, 2005 was 6.71% and 5.25% for the same period of the preceding year. Interest expense on the note amounted to approximately $33,000 for the three months ended March 31, 2005 and $2,000 for the same period of the preceding year. Accrued interest payable on the note amounted to approximately $33,000 as of March 31, 2005 and $27,000 as of December 31, 2004.

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001 and whose directorship ceased in June, 2003. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51% ownership interest in DCA of Vineland and this physician’s companies holding a combined 49% ownership interest of DCA of Vineland.

In July, 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

In May 2001, the company loaned its President $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 for the three months ended March 31, 2005 and for the same period of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 6--OTHER RELATED PARTY TRANSACTIONS--Continued

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members funded in the aggregate approximately $30,000 in capital contributions during the first quarter of 2004, with no such funding during the first quarter of 2005, under notes accruing interest at prime plus 2%, with an aggregate of approximately $18,000 of distributions applied against the notes and accrued interest during the first quarter of 2005, and $16,000 during the same period of the preceding year. Interest income on the notes totaled approximately $10,000 for the three months ended March 31, 2005 and $4,000 for the same period of the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Notes 10 and 11.

NOTE 7--STOCK OPTIONS

In June, 1998, the board of directors granted an option under the now expired 1995 Stock Option Plan to a board member for 10,000 shares exercisable at $1.13 per share through June 9, 2003. This option was exercised in June, 2003 with the company receiving an $11,250 cash payment for the exercise price.

In April, 1999, we adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of our officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004, of which 120,000 options to date have been cancelled. In April, 2000, the 680,000 one-year options were exercised for which we received cash payment of $3,400 and the balance in three-year promissory notes with the interest at 6.2% and which maturity was extended to April 20, 2004. The notes were repaid with 91,800 shares of common stock with a fair market value of approximately $521,000 on February 9, 2004. Interest income on the notes amounted to approximately $3,000 for the year ended December 31, 2004, all of which was earned during the first quarter. In March, 2003, 155,714 of the remaining 800,000 options outstanding were exercised for $97,322 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 130,278 of these options were exercised for $81,424 with the exercise price satisfied by director bonuses accrued in 2003. In February, 2004, 158,306 of these options were exercised for $98,941 with the exercise price satisfied by payment of 18,152 shares to the company for cancellation. In March, 2004, 355,702 of these options were exercised for $222,314 with the exercise price satisfied by the payment of 54,223 shares to the company. The exercises and share payments to the company represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11.

In January, 2001, the board of directors granted to our Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share with 66,000 options vesting at January, 2001, and 66,000 options vesting annually on January 1, 2002 to 2005. In January, 2004, 56,384 of these options were exercised for $35,240 with the exercise price satisfied by a director bonus accrued in 2003. In March, 2005, 150,000 of these options were exercised with the company receiving a $93,750 cash payment for the exercise price, leaving 123,616 of these options outstanding.

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately with the remaining 120,000 options to vest in equal increments of 30,000 options each September 5, commencing September 5, 2002. In March, 2003, 3,570 of these options were exercised for

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 7--STOCK OPTIONS--Continued

$2,678 with the exercise price satisfied by director bonuses accrued in 2002. In January, 2004, 4,576 of these options were exercised for $3,432 with the exercise price satisfied by director bonuses accrued in 2003. These exercises represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11. In January, 2004, 7,200 of these options were exercised with the company receiving a $5,400 cash payment for the exercise price. Of the 30,000 immediately exercisable options, 15,346 have been exercised and 14,654 cancelled due to the resignation of a director in June, 2004. In February, 2005, a portion of these options were exercised for 15,000 shares with the company receiving a cash payment of $11,000. Of the remaining 105,000 options, 75,000 had vested as of March 31, 2005.

In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of the company’s employees of which 1,000 were outstanding and vested at March 31, 2005. These options are exercisable at $2.05 per share through May 28, 2007 and were registered with the SEC on a Form S-8 registration statement. Options for 14,000 shares have been cancelled as a result of the termination of several employee option holders. During the first quarter of 2005, 6,000 of these options were exercised with the Company receiving $12,240 in cash payments for the exercise price.

In June, 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares on each June 4 from 2004 to 2007, with 12,500 of such options vested at March 31, 2005.

In August, 2003, the board of directors granted a three-year option to a director who serves on several of the company’s committees including the audit committee, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares commencing on August 19, 2004.

In January, 2004, the board of directors granted a five year option to an employee for 20,000 shares exercisable at $3.09 per share through January 12, 2009. The option vests in annual increments of 5,000 shares on each January 13 from 2005 through 2008. In February, 2005, a portion of this option was exercised for 5,000 shares with the company receiving a cash payment of $15,375, leaving 15,000 of these options (non-vested) outstanding.

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

On January 28, 2004, the company affected a two-for-one stock split of its outstanding common stock. All option amounts and exercise prices have been adjusted to reflect the stock split. See Note 1. Split-adjusted option exercise prices resulting in a fraction of a cent have been rounded up to the nearest cent for purposes of these Notes to the Consolidated Financial Statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 8--COMMITMENTS

The company and its parent established a new 401(k) plan effective January, 2003, with an eligibility requirement of one year of service and 21 year old age requirement, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. Employer matching expense amounted to $1,873 for the three months ended March 31, 2005 and $600 for the same period of the preceding year.

NOTE 9--ACQUISITIONS

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

NOTE 10--LOAN TRANSACTIONS

The company has and may continue to provide funds in excess of capital contributions to meet working capital requirements of its dialysis facility subsidiaries, usually until they become self-sufficient. The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions. See Notes 6 and 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 and 6:

	Three Months Ended
	March 31,
	2005	2004
Interest paid (see Notes 3 and 5)	$63,000	$41,000
Income taxes paid (see Note 4)	319,000	97,000
Options exercise bonus (191,238 shares) (see Note 7)	---	120,000
Subsidiary minority member capital contributions funded by notes (see Note 6)	---	30,000
Subsidiary minority member distributions applied against notes and accrued interest (see Note 6)	18,000	16,000
Share payment (514,008 options exercised; 72,375 shares paid)
for stock option exercises (see Note 7)	---	321,000
Payment on notes receivable with 91,800 shares
of common stock (see Note 7)	---	521,000

NOTE 12--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the three months ended March 31, 2005 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2004	$84,858	$4,957,146	$8,287,792	$13,329,796
Exercise of stock options	1,760	130,965	---	132,725
Net income	---	---	324,387	324,387
Balance March 31, 2005	$86,618	$5,088,111	$8,612,179	$13,786,908

NOTE 13--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	Three Months Ended
	March 31,
	2005	2004
Revenues	$766,000	$406,000
Gross profit	$476,000	$167,000
Net income	$300,000	$48,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 13--AFFILIATE FINANCIAL INFORMATION--Continued

The following amounts are from the balance sheet of the company’s 40% owned Ohio affiliate:

	March 31,	December 31,
	2005	2004
Current assets	$882,455	$945,321
Non-current assets	154,105	160,504
Total assets	$1,036,560	$1,105,825

Current liabilities	$277,227	$244,570
Non-current liabilities	---	---
Capital	759,333	861,255
Total liabilities and capital	$1,036,560	$1,105,825

NOTE 14--ACQUISITION OF PARENT COMAPNY

On March 15, 2005 the company and its parent, Medicore, Inc., jointly announced they have agreed to terms whereby Medicore, which owns approximately 56% of the company, will merge into the company for a total consideration of approximately 5,289,000 shares of the company’s common stock. Upon completion of the merger, it is anticipated that each Medicore shareholder will receive .68 shares of the company’s common stock for each share of Medicore common stock, and Medicore’s ownership in the company of approximately 4,821,000 of the company’s common stock will be retired resulting in approximately 9,000,000 shares of the company to remain outstanding. Completion of the transaction is subject to satisfactory tax and fairness opinions and shareholder approval of each company.

The merger is intended to simplify the corporate structure and enable the ownership of the control interest in the company to be in the hands of the public shareholders. The merger will provide the company with additional capital resources to continue to build its dialysis business. Several litigations have recently been initiated against the company’s directors and its parent relating to the proposed merger. See Part II, Item 1, “Legal Proceedings.”

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2005, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the proposed acquisition of our parent public company, Medicore, Inc. pursuant to a stock for stock merger transaction (see Note 14 to the “Notes to Consolidated Financial Statements”), the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,” “estimate,” “expects,” “projects,” “intends,” “plans” and “believes,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the “Risk Factors” section beginning on page 21 of our annual report on Form 10-K for the year ended December 31, 2004. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

The forward-looking statements speak only as of the date of this quarterly report, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

MD&A is our attempt to provide a narrative explanation of our financial statements, and to provide our shareholders and investors with the dynamics of our business as seen through our eyes as management. Generally, MD&A is intended to cover expected effects of known or reasonably expected uncertainties, expected effects of known trends on future operations, and prospective effects of events that have had a material effect on past operating results.

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

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended March 31,
	2005	2004
In center	35,944	27,749
Home peritoneal	3,950	2,380
Acute	2,355	2,179
	42,249(1)	32,308(1)

_______________

(1) Treatments by the two managed centers included: in-center treatments of 3,603 and 2,883 respectively, for the three months ended March 31, 2005 and March 31, 2004; no home peritoneal treatments; and acute treatments of 65 and 12, respectively, for the three months ended March 31, 2005 and March 31, 2004.

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

Approximately 60% of our medical service revenues are derived from Medicare and Medicaid reimbursement for the three months ended March 31, 2005 compared to 57% for the same period of the preceding year, with rates established by the Center for Medicare and Medicaid Services, or CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Congress has approved a 1.6% composite rate increase for 2005. Also for 2005, Medicare has modified the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Effective April 1, 2005, CMS also implemented a case-mix adjustment payment methodology which is designed to pay differential composite service rates based upon a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursement rates. This change is designed to be budget neutral as well. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Three Months Ended March 31,
	2005	2004
Medicare	51%	49%
Medicaid and comparable programs	9	8
Hospital inpatient dialysis services	6	7
Commercial insurers and other private payors	34	36
	100%	100%

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

	Three Months Ended March 31,
	2005		2004
Outpatient hemodialysis services	$5,371	51%	$3,806	45%
Home peritoneal dialysis services	779	8	423	5
Inpatient hemodialysis services	629	6	589	7
Ancillary services	3,705	35	3,592	43
	$10,484	100%	$8,410	100%

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

Results of Operations

The following table shows our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

	Three Months Ended March 31,
	2005		2004
Medical service revenue	$10,484	100.0%	$8,410	100.0%
Other income	128	1.2%	217	2.6%
Total operating revenues	10,612	101.2%	8,627	102.6%

Cost of medical services	6,542	62.4%	5,162	61.4%
Selling, general and administrative expenses	3,244	30.9%	2,796	33.2%
Provision for doubtful accounts	248	2.4%	148	1.8%
Total operating costs and expenses	10,034	95.7%	8,106	96.4%

Operating income	578	5.5%	521	6.2%

Other income (expense), net	(2)	0.0%	20.2%

Income before income taxes, minority interest
and equity in affiliate earnings	576	5.5%	541	6.4%

Income tax provision	309	2.9%	216	2.6%

Income before minority interest and
equity in affiliate earnings	267	2.5%	325	3.9%

Minority interest in income of
consolidated subsidiaries	(63)	(0.6%)	(56)	(0.7%)

Equity in affiliate earnings	120	1.1%	19	0.2%

Net income	$324	3.1%	$288	3.4%

Operating income increased approximately $ 58,000 (11%) for the three months ended March 31, 2005, compared to the same period of the preceding year. For this same period, income before income taxes, minority interest and equity in affiliate earnings increased $36,000 (7%), and net income increased $36,000 (13%).

Medical service revenues increased approximately $2,075,000 (25%) for the three months ended March 31, 2005, compared to the preceding year with the increase largely attributable to a 31% increase in total dialysis treatments performed by the company from 29,413 during the first quarter of 2004 to 38,581 during the first quarter of 2005. This increase reflects increased revenues of approximately $411,000 for our Pennsylvania dialysis centers, including revenues of $592,000 for the two centers included in our acquisition of Keystone Kidney Care; decreased revenues of $16,000 for our New Jersey centers; increased revenues of $108,000 for our Georgia centers; increased revenues of approximately $396,000 for our Maryland centers; increased revenues of approximately $69,000 for our Ohio center; increased revenues of approximately $408,000 for our Virginia centers; and increased revenues of approximately $699,000 for our South Carolina center. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

Other operating income decreased by approximately $89,000 for the three months ended March 31, 2005, compared to the same period of the preceding year. There was an increase in management fee income of $45,000 for the first quarter of 2005 compared to the same period of the preceding year pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center. There was a gain on litigation settlement of $134,000 during the first quarter of 2004.

Cost of medical services sales as a percentage of sales increased to 62% for the three months ended March 31, 2005, compared to 61% for the same period of the preceding year, reflecting payroll costs and supply costs as a percentage of medical service sales.

Approximately 27% of our medical services revenues for the three months ended March 31, 2005, and 29% for the same period of the preceding year was derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases. Beginning this year, Medicare will reimburse dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes will have little impact on the company’s average Medicare revenue per treatment.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $448,000 (16%) for the three months ended March 31, 2005, compared to the same period of the preceding year. This increase reflects operations of our new dialysis centers in Pennsylvania, South Carolina, Virginia, and Maryland, and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenues decreased to approximately 31% for the three months ended March 31, 2005, compared to 33% for the same period of the preceding year.

Provision for doubtful accounts increased approximately $100,000 for the three months ended March 31, 2005, compared to the same period of the preceding year. Medicare bad debt recoveries of $177,000 were recorded during the three months ended March 31, 2005, with no such recoveries recorded during the same period of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 4% of sales for the three months ended March 31, 2005 compared to 2% for the same period of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Other non-operating income (expense) increased approximately $10,000 for the three months ended March 31, 2005, compared to the same period of the preceding year. This includes an increase in interest income of $8,000, an increase in rental income of $2,000, a decrease in miscellaneous other income of $8,000 and a decrease in interest expense to unrelated parties of $8,000 with the effect of decreased average non-inter-company borrowings more than offsetting an increase in average interest rates. Interest expense to our parent, Medicore, Inc., increased $32,000 for the three months ended March 31, 2005 compared to the same period of the preceding year as a result of an increase in the intercompany advance payable to our parent and borrowings under a demand promissory note payable to our parent. The prime rate was 5.75% at March 31, 2005, and 5.25% at December 31, 2004. See Notes 1, 3 and 5 of “Notes to the Consolidated Financial Statements.”

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

Liquidity and Capital Resources

Working capital totaled approximately $4,251,000 at March 31, 2005, which reflected an increase of $607,000 (17%) during the three months ended March 31, 2005. Included in the changes in components of working capital was an increase in cash and cash equivalents of $41,000, which included net cash used in operating activities of $860,000; net cash used in investing activities of $154,000 (including additions to property and equipment of $289,000, and distributions of $161,000 received from our 40% owned Ohio affiliate; and net cash provided by financing activities of $1,055,000 (including an increase in advances payable to our parent of $49,000, an increase in notes payable to our parent of $1,000,000, debt repayments of $137,000, receipts of $133,000 from the exercise of stock options, and capital contributions of $10,000 by a subsidiary minority member). See Notes 1 and 11 to “Notes to Consolidated Financial Statements.”

Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $603,000 at March 31, 2005 and $610,000 at December 31, 2004. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $665,000 at March 31, 2005 and $675,000 at December 31, 2004. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines for some of our facilities, which had an outstanding balance of approximately $695,000 at March 31, 2005, and $814,000 at December 31, 2004. There was no additional equipment financing under this agreement during the first quarter of 2005 or the first quarter of the preceding year. See Note 3 to “Notes to Consolidated Financial Statements.”

During the first quarter of 2005, we borrowed approximately $1,000,000 under a demand promissory note to our parent with $2,435,000 outstanding at March 31, 2005 and $1,435,000 at December 31, 2004. See Note 5 to “Notes to Consolidated Financial Statements.”

We opened centers in Ashland, Virginia; Warsaw, Virginia; Aiken, South Carolina; Pottstown, Pennsylvania; and Rockville, Maryland during 2004, and acquired Keystone Kidney Care with two dialysis facilities in Pennsylvania effective as of the close of business on August 31, 2004. We are in the process of developing a new dialysis center in each of Maryland and Ohio, and three new dialysis centers in South Carolina.

On March 15, 2005, the company and its parent, Medicore, Inc., issued a joint press release announcing their agreement to terms for a merger of Medicore into the company. The proposed merger is subject to finalizing an Agreement and Plan of Merger, the receipt of satisfactory tax and fairness opinions, the filing of a registration statement containing a proxy statement/prospectus with the SEC, and the approval of shareholders of each of Medicore and our company. This transaction will enable the control interest in the company to be in the hands of the public stockholders and provide the company with additional capital resources to expand. See Note 14 to “Notes to Consolidated Financial Statements.” See Item 1, "Legal Proceedings" under Part II - "Other Information" of this quarterly report.

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and financing from our parent, Medicore, Inc. See Note 5 to “Notes to Consolidated Financial Statements.” Our future expansion may require us to seek outside financing. While we anticipate that financing will be available either from a financial institution or our parent company, including the proposed merger of our parent with our company providing us with cash estimated at $4 million to $5 million, no assurance can be given that we will be successful in implementing our growth strategy, that the proposed merger will be completed, or that adequate financing will be available to support our expansion.

New Accounting Pronouncements

In November , 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 requires companies to recognize as current-period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

In December, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets,” an amendment of APB Opinion No. 29 (“FAS 153”). The amendments made by FAS 153 are intended to assure that non-monetary exchanges of assets that are commercially substantive are based on the fair value of the assets exchanged. FAS 153 is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2004. The company does no expect FAS 153 to have a significant effect on its financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

In December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. The company will be required  to comply with the provisions of FAS 123(R) effective with its interim financial statements for the first quarter of 2006. The company is in the process of determining the impact that FAS 123 will have on its consolidated financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $636,000 at March 31, 2005.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $3,703,000 at March 31, 2005, including our demand promissory note payable to our parent, Medicore, which amounted to approximately $2,435,000 at March 31, 2005.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $6,000 on our results of operations for the quarter ended March 31, 2005.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2005, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management. Based upon that evaluation, our President and Chief Executive officer, and our Vice President of Finance and Chief Financial Officer concluded that as of the end of the period, our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in timely alerting them to material information relating to us, including our consolidated subsidiaries, required to be included in our periodic SEC filings.

(b) Internal Control Over Financial Reporting.

There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter or subsequent to the evaluation as described in subparagraph (a) above that materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

In April, 2005, three law suits were filed, two in the Circuit Court of the Eleventh Judicial Circuit in and for Miami - Dade County of Florida as putative class and derivative actions, and one in the Circuit Court for Anne Arundel County, Maryland, as a putative derivative action, each by alleged holders of the company’s shares, against the company’s directors and its parent, Medicore, alleging breaches of fiduciary duty in connection with the proposed merger of Medicore with the company. See Note 14 to “Notes to Consolidated Financial Statements.” These actions were previously reported in the company’s current reports on Form 8-K. The parties have agreed to consolidate the two Florida actions and have tentatively agreed to stay the Maryland action. The company has filed motions to stay the Florida action and enlarge the time to respond. The motion to stay is based upon the company’s and Medicore’s assertions that plaintiffs prematurely filed their actions without making demand on the company’s board of directors to take action or conduct an investigation, which failure of demand on the board is a violation of Florida law. The company’s position is that Florida law provides the company’s board of directors with the authority to decide whether initiating derivative litigation is in the best interest of the company. The company believes the class and derivative actions are without merit, and the matters will be defended vigorously by the company on behalf of the board of directors, and by our parent on its own behalf.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Equity Securities Sold by the Company During the First Quarter Ended March 31, 2005 and Not Registered Under the Securities Act

The only sale of equity securities by the company during the first quarter ended March 31, 2005 that was not registered under the Securities Act was through the issuance of 150,000 shares of common stock pursuant to an option exercise at $.625 per share for an aggregate of $93,750 by Stephen W. Everett, President and Chief Executive Officer of the company.

Purchase of Equity Securities By or On Behalf of the Company During the First Quarter Ended March 31, 2005

The company has a common stock repurchase program, which was announced in September, 2000, for the repurchase of up to 600,000 shares at the then current market price of approximately $.90 (post January, 2004 split, $.45) per share. The repurchase program was reiterated in September, 2001, and continues. The maximum number of shares that may yet be purchased under the plan is 240,000 shares. There were no repurchases of any equity securities during the first quarter months of January, February and March, 2005. Repurchases are unlikely at the current market prices. The closing price of our common stock on May 11, 2005 was $18.77.

Item 6.  Exhibits

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

Part II Exhibits

3 Articles of Incorporation and Bylaws

3.1
Articles of Incorporation (incorporated by reference to the company’s registration statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 15, 1996, registration no. 33-80877-A (“Registration Statement”), Part II, Item 27).

3.2	By-laws (incorporated by reference to the company’s Registration Statement, Part II, Item 27).

4.1	Form of Common stock Certificate (incorporated by reference to the company’s Registration Statement, Part II, Item 27).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIALYSIS CORPORATION OF AMERICA

By:	/s/ DON WAITE
DON WAITE, Vice President of Finance and
Chief Financial Officer

Dated: May 16, 2005

EXHIBIT INDEX

 Exhibit No.

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

Part II Exhibits

3 Articles of Incorporation and Bylaws

3.1
Articles of Incorporation (incorporated by reference to the company’s registration statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 15, 1996, registration no. 33-80877-A (“Registration Statement”), Part II, Item 27).

3.2	By-laws (incorporated by reference to the company’s Registration Statement, Part II, Item 27).

4.1	Form of Common stock Certificate (incorporated by reference to the company’s Registration Statement, Part II, Item 27).