Form 10-K/A
period 2004-12-31
DIALYSIS CORP OF AMERICA
filed 2005-08-09
CIK 201653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DIALYSIS CORPORATION OF AMERICA

Index to Annual Report on Form 10-K/A, Amendment No. 1
Year Ended December 31, 2004

		Page

	PART I

Cautionary Notice Regarding Forward-Looking Information		1

Item 1.	Business	2

Item 2.	Properties	30

Item 3.	Legal Proceedings	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

	PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	32

Item 6.	Selected Financial Data	32

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
	of Operations	36

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	49

Item 8.	Financial Statements and Supplementary Data	50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure	50

Item 9A.	Controls and Procedures	50

Item 9B.	Other Information	50

	PART III

Item 10.	Directors and Executive Officers of the Registrant	51

Item 11.	Executive Compensation	54

i

		Page

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	60

Item 13.	Certain Relationships and Related Transactions	63

Item 14.	Principal Accountant Fees and Services	64

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	66

Signatures		72

EXPLANATORY STATEMENT

We are amending our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 30, 2005 (“Original Form 10-K”) to revise certain disclosures, including matters relating to accounting for revenue and accounts receivable, billing system generation of contractual adjustments based on the fee schedules of patients’ insurance plans, clarification and additional information under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the sections entitled “Liquidity and Capital Resources”, “Aggregate Contractual Obligations” and “Critical Accounting Policies.” We have also made certain modifications to our Notes to Consolidated Financial Statements, including Note 1 relating to “Estimates” and “Accrued Expenses”, and Note 10, “Acquisitions” with respect to factors contributing to recognition of goodwill.

For the convenience of the reader, this Form 10K/A sets forth the Original Form 10-K in its entirety. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain currently dated certifications from the company’s Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as exhibits 31.1, 31.2 and 32.1, respectively.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Form 10-K, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to the company after the date of the Original Form 10-K, and such forward looking statements should be read in their historical context.

ii

Part I

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K dated March 29, 2005 (“Original Annual Report”) and the documents incorporated by reference in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the proposed acquisition of our parent public company, Medicore, Inc. pursuant to a stock for stock merger transaction, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipate,”“estimate,”“expects,”“projects,”“intends,”“plans” and “believes,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the “Risk Factors” section beginning on page 21 of the Original Annual Report as amended by Amendment No. 1 (“Amended Annual Report”). If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in the Original and Amended Annual Reports. You should read this Amended Annual Report, the exhibits attached and the documents incorporated by reference completely and with the understanding that the company’s actual results may be materially different from what we expect.

The forward-looking statements speak only as of the date of the Original Annual Report, except as specifically amended by the Amended Annual Report, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

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

There is no certainty as to when any additional centers or service contracts will be implemented, or, to the extent implemented, the number of dialysis stations or patient treatments these centers or service contracts may involve, or if they will ultimately be profitable. There is no assurance that we will be able to continue to enter into favorable relationships with physicians who would become medical directors of such \proposed dialysis facilities, or that we will be able to acquire or develop any new dialysis centers within a favorable geographic area. Newly established dialysis centers, although contributing to increased revenues, also adversely affect results of operations due to their start-up costs and expenses and to their having a smaller and slower developing patient base. See “Business Strategy,”“Operations” and “Competition” of this Item 1, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We have given the non-affiliated owner of the facility in Georgia that we manage a put option to sell to one of our subsidiaries all the assets of that Georgia dialysis facility. Our subsidiary holds a call option to purchase the assets of the Georgia facility. Each of the put and call options are exercisable through September, 2005. See Note 7 to “Notes to Consolidated Financial Statements.”

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

_________________________

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

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Year Ended December 31,
	2004		2003		2002
In center	127,293		103,025		86,475
Home peritoneal	13,311		7,193		4,504
Acute	8,387		8,010		9,116
	148,991	(1)	118,228	(1)	100,095	(1)

_______________

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

Medical service revenues increased approximately $10,773,000 (36%) for the year ended December 31, 2004, compared to the preceding year with the increase largely attributable to a 27% increase in total dialysis treatments performed by the company from 106,991 in 2003 to 135,667 in 2004. The increase in treatments resulted in an increase of approximately $6,270,000 (36%) in treatment revenues with a related increase of approximately $4,503,000 (36%) in ancillary service revenues. The five new centers we opened during 2004 and two Pennsylvania centers acquired in late August, 2004 contributed approximately $5,027,000 of the increase in medical services revenues. The aggregate increase in medical service revenue reflects increased revenues of approximately $2,500,000 for our Pennsylvania dialysis centers, including revenues of $782,000 for our new Pottstown center and revenues of $750,000 for the two centers included in our acquisition of Keystone Kidney Care; increased revenues of $1,064,000 for our New Jersey centers; increased revenues of $1,548,000 for our Georgia centers; increased revenues of approximately $1,109,000 for our Maryland centers, including revenues of $305,000 for our new Rockville, Maryland center; increased revenues of approximately $1,361,000 for our Ohio center; revenues of approximately $1,089,000 for our two new Virginia centers; and revenues of approximately $2,101,000 for our new South Carolina center. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

We record contractual adjustments based on fee schedules for a patient’s insurance plan except in circumstances where the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined. Out-of-network providers generally do not provide fee schedules and coinsurance information and, consequently, represent the largest portion of contractual adjustment changes. Estimated contractual adjustments for 2003 made during 2004 were approximately $508,000 and adjustments for 2002 made in 2003 were approximately $59,000. Based on additional historical data, we would anticipate that a change in estimates would impact our December 31, 2004 accounts receivable by no more than 5%, which would not significantly impact our financial condition or results of operations.

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

Largely due to collection delays resulting from the State of Georgia’s Medicaid program implementing a new computer system during 2003, we experienced a deterioration in our accounts receivable aging for our Georgia dialysis facilities resulting in an increase in days sales outstanding from 58 as of December 31, 2003 to 70 as of December 31, 2004. Days sales outstanding were also impacted by slower receivable turnover at our new centers opened during 2004, which was expected and is typical of new centers. Based on a detailed review, we determined that it was probable that we would not collect a portion of our Georgia Medicaid receivables. Our analysis enabled us to reasonably estimate that we would not collect approximately $413,000 of these receivables, which we therefore included in or allowance for doubtful accounts as of December 31, 2004.

After a patient’s insurer has paid the applicable coverage for the patient, the patient is billed for the applicable co-payment or balance due. If payment is not received from the patient for its applicable portion, collection letters and billings are sent to that patient until such time as the patient’s account is determined to be uncollectible, at which time the account will be charged against the allowance for doubtful accounts. Patient accounts that remain outstanding four months after initial collection efforts are generally considered uncollectible.

Account Receivable Aging Schedule

Fiscal 2004

Dialysis Corporation of America and Subsidiaries

Classification	December	November	October	September	August plus	prepayments	Total
BLUE CROSS	$493,730.63	$519,664.13	$226,711.14	$168,275.60	$466,412.66		$1,874,794.16
COMMERCIAL	436,252.77	508,952.17	280,125.13	135,877.24	454,164.84		1,815,372.15
HMO	47,706.22	54,905.99	8,845.44	-1,938.34	-13,001.50		96,517.81
MEDICAID	132,142.11	259,339.87	182,152.60	73,130.23	1,661,193.18		2,307,957.99
MEDICARE	2,361,994.36	274,399.52	353,983.19	132,543.98	254,685.65		3,377,606.70
SELF PAY	6,642.85	33,189.65	36,383.07	15,121.55	371,459.83	-27,642.74	435,154.21
HOSPITAL	204,094.67	114,864.13	1,965.00				320,923.80
Total	$3,682,563.61	$1,765,315.46	$1,090,165.57	$523,010.26	$3,194,914.66	$-27,642.74	$10,228,326.82

Fiscal 2003

Dialysis Corporation of America and Subsidiaries

Classification	December	November	October	September	August plus	prepayments	Total
BLUE CROSS	$275,880.64	$180,594.15	$123,464.61	$51,940.94	$317,454.41	$0.00	$949,334.74
COMMERCIAL	306,016.35	300,424.18	63,135.12	29,384.17	227,314.19	0.00	926,274.01
HMO	13,194.48	18,846.78	2,703.46	4,361.72	46,052.28	0.00	85,158.72
MEDICAID	78,699.83	144,327.98	126,752.14	95,538.25	442,740.17	0.00	888,058.37
MEDICARE	1,767,821.02	150,658.80	98,366.05	26,306.26	224,882.90	0.00	2,268,035.03
SELF PAY	-427.56	4,171.84	22,836.34	19,559.51	201,593.36	-15,398.39	232,335.10
OMNICARE	72,417.00	0.00	0.00	0.00	0.00	0.00	72,417.00
HOSPITAL	180,915.08	95,145.72	3,834.20	-2,835.10	0.00	0.00	277,059.90
Total	$2,694,516.84	$894,169.45	$441,091.92	$224,255.75	$1,460,037.31	$-15,398.39	$5,698,672.87

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

Net cash provided by operating activities consists of net income before non-cash items consisting of depreciation and amortization of $1,499,000, bad debt expense of $1,198,000, deferred income taxes of $192,000, income applicable to minority interest of $681,000, and equity in affiliate earnings of $283,000, as adjusted for changes in components of working capital, primarily an increase in accounts receivable of $4,661,000, and an increase in accrued expenses of $1,839,000 (including an increase of $1,167,000 in “due to insurance companies”). The major source of cash from operating activities is medical service revenue. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

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

Aggregate Contractual Obligations

As of December 31, 2004, the Company’s contractual obligations (in thousands), including payments due by period, are as follows:

	Payments due by period
		Less than				More than
	Total	1 year	1-3 years	3-5 years		5 years
Long-term debt	$2,099	$513	$1,586	$	---	$ ---
Note payable to Medicore	1,435	1,435	---		---	---
Operating leases	8,841	1,426	2,857		2,408	2,150

Advances from parent	449	---	449		---	---
Acquisition liability:
Current	380	380	---		---	---
Non-current	380	---	380		---	---
Total acquisition liability	760	380	380		---	---

Expected interest payments:
Long-term debt	243	132	111		---	---
Note payable to Medicore	108	108	---		---	---
Advances from parent	14	---	14		---	---
	365	240	125		---	---

Purchase obligations:
Medical services	5,405	1,037	1,556		1,392	1,420
Construction contracts	28	28	---		---	---
Total purchase obligations	5,433	1,065	1,556		1,392	1,420
Total contractual obligations	$19,382	$5,059	$6,953		$3,800	$3,570

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

In those situations where a patient’s insurance fee schedule cannot be readily determined, which typically occurs with out of network providers, we estimate fees based on our knowledge base of historical data for patients with similar insurance plans. Our internal controls, including an ongoing review and follow-up on estimated fees, allows us to make necessary changes to estimated fees on a timely basis. When the actual fee schedule is determined, we adjust the amounts originally estimated, and then use the actual fees to estimate fees for similar future situations. We adhere to the guidelines of SAB Topic 13 (SAB 104) in regard to recording reasonable estimates of revenue based on our historical experience and identifying on a timely basis necessary changes to estimates.

Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our patients and the insurance companies to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and the aging of accounts receivable to establish an allowance for losses on accounts receivable. We adhere to the guidelines of SFAS 5 in determining reasonable estimates of accounts for which uncollectibility is possible.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

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

Name	Age	Position	Held Since
Thomas K. Langbein	59	Chairman of the Board	1980

Stephen W. Everett	48	Chief Executive Officer	2003
		President and director	2000

J. Michael Rowe	43	Vice President of Operations	2002

Don Waite	50	Vice President of Finance and
		Chief Financial Officer	August 16, 2004

Daniel R. Ouzts	58	Vice President, Treasurer and	1996
		Chief Accounting Officer

Robert W. Trause*	62	Director	1998

Alexander Bienenstock*	67	Director	2001

Peter D. Fischbein*	65	Director	June 3, 2004
_______________
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

Daniel R. Ouzts served as controller of the company from 1983 through January, 2002, and Vice President and Treasurer from 1996 to January, 2002, and July, 2003 to August 16, 2004, on which date he ceased being the company’s Chief Financial Officer. Mr. Ouzts is the Chief Accounting Officer of the company. He serves as Vice President of Finance (since 1986), Treasurer (since 1983) and Principal Financial Officer (since 1995) of Medicore. Mr. Ouzts is a certified public accountant. See Item 13, “Certain Relationships and Related Transactions.”

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

Summary Compensation Table

								Long Term
	Annual Compensation							Compensation Awards
(a)	(b)	(c)		(d)		(e)		(g)
								Securities
						Other Annual		Underlying
Name and		Salary		Bonus		Compensation		Options/SARs (#)
Principal Position	Year	($)		($)		($)		Company		Medicore
Thomas K. Langbein, CEO(1)	2004	86,960	(2)	100,000	(3)	5,987	(4)	50,000	(5)
	2003	83,308	(2)	87,200	(6)	5,611	(4)
	2002	73,367	(2)	58,929	(7)	7,687	(4)

Stephen W. Everett, Pres.	2004	179,692	(8)	250,000	(9)	7,783	(10)	50,000	(5)
and CEO(1)	2003	168,923	(8)	117,078	(11)	2,338	(10)
	2002	129,808	(8)	85,714	(12)	4,179	(10)

J. Michael Rowe, Vice	2004	147,754	(8)	50,000	(9)	811	(13)	25,000	(14)
President (Operations)	2003	139,462	(8)	25,000	(15)	768	(13)	50,000	(16)
	2002	115,539	(8)	20,000	(17)	740	(13)

Don Waite, Vice President	2004	41,538	(8)	8,000	(9)	-0-		50,000	(19)
(Finance) and Chief
Financial Officer(18)

_______________

(1)	Thomas K. Langbein was CEO until May 29, 2003, at which time Stephen W. Everett assumed that position.

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

Option/SAR Grants In Last Fiscal Year

Individual Grants					Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options/SARs	Exercise		Annual Rates of Stock
	Underlying	Granted to	or Base		Price Appreciation
	Options/SARs	Employees in	Price	Expiration	For Option Term
Name	Granted (#)	Fiscal Year	($/Sh)	Date	5%($)	10%($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Thomas K. Langbein	50,000 (1)	21.7	$4.02	6/6/09	55,533	122,713
Stephen W. Everett	50,000 (1)	21.7	$4.02	6/6/09	55,533	122,713
J. Michael Rowe	25,000 (2)	10.9	$4.02	6/6/09	27,766	61,356
Don Waite	50,000 (3)	21.7	$4.02	8/15/09	55,533	122,713
_______________

(1)	12,500 shares vest each June 7, from June 7, 2005 to June 7, 2008.

(2)	6,250 shares vest each June 7, from June 7, 2005 to June 7, 2008.

(3)	12,500 shares vest each August 16, from August 16, 2005 to August 16, 2008.

Aggregated Option/SAR Exercises In Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)		(e)
			Number of
			Securities		Value of
			Underlying		Unexercised
			Unexercised		In-the-Money
			Options/SARs		Options/SARs at
			at FY-End (#)		Fiscal Year End($)
	Shares Acquired	Value Realized	Exercisable/		Exercisable/
Name	on Exercise (#)	($)	Unexercisable		Unexercisable($)
CEO
Thomas K. Langbein
Company Options	90,012	231,780	50,000	(unexer.)(1)	1,020,500
	355,702	1,236,064
Medicore Options	100,000	77,000	100,000	(exer.)	787,000

Stephen W. Everett
Company Options	69,242	178,298	273,616	(exer.)(2)	6,513,429
			50,000	(unexer.)(1)	1,020,500
Medicore Options	8,334	6,417	8,333	(exer.)	65,581

J. Michael Rowe
Company Options	-0-	-0-	87,500	(exer.)	2,058,875
			87,500	(unexer.)(3)	1,950,875
Medicore Options	-0-	-0-	-0-		-0-

Don Waite
Company Options	-0-	-0-	50,000	(unexer.)(4)	1,020,500
__________

(1)	Vests in equal amounts of 12,500 shares each June 7, from June 7, 2005 to June 7, 2008.

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

	Amount and Nature of Beneficial Ownership
	Dialysis			Medicore
	Common			Common
Name	Stock(1)		%(2)	Stock		%(3)

Medicore	4,821,244		55.7	-----		-----
2337 W. 76th Street
Hialeah, FL 33016

Thomas K. Langbein	445,714	(4)	5.2	1,356,014	(5)	18.8
c/o Medicore
777 Terrace Avenue
Hasbrouck Heights, NJ 07604

Stephen W. Everett	400,000	(6)	4.6	25,000	(7)	0.4
c/o Dialysis Corporation of America
1302 Concourse Drive, Suite 204
Linthicum, MD 21090

J. Michael Rowe	87,500	(8)	1.0	-0-		-0-
c/o Dialysis Corporation of America
1302 Concourse Drive, Suite 204
Linthicum, MD 21090

Don Waite	-0-	(9)	-0-	-0-		-0-
c/o Dialysis Corporation of America
1302 Concourse Drive, Suite 204
Linthicum, MD 21090

Robert W. Trause	58,428	(10)	0.7	-0-		-0-
431C Hackensack Street
Carlstadt, NJ 07072

Peter D. Fischbein	39,600	(10)	0.5	178,609	(11)	5.3
430 East 86th Street
New York, NY 10028

Alexander Bienenstock	20,000	(12)	0.2	-0-		-0-
766 West Broadway
Woodmere, NY 11598

All directors and executive	1,095,742	(13)	12.3	1,892,115	(14)	26.0
officers as a group (8 persons)

__________

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

Certain of the officers and directors of the company are officers and/or directors of Medicore and its affiliates. Thomas K. Langbein is Chairman of the Board of the company and Medicore and Chief Executive Officer and President of the latter. Daniel R. Ouzts is Vice President and Treasurer of the company and Vice President (Finance), Principal Financial Officer and Treasurer of Medicore. Peter D. Fischbein is a director of the company and of Medicore. See Item 10, “Directors and Executive Officers of the Registrant.” Mr. Langbein beneficially owns 5.2% of our company, and 18.8% of our parent, which includes an option for 100,000 Medicore shares. Mr. Ouzts has a less than 1% interest in our company, and approximately 2% interest in Medicore, which includes an option for 15,000 shares. Peter D. Fischbein owns less than 1% of the stock of our company and 5.3% of Medicore shares, which includes an option for 16,666 Medicore shares. Lawrence E. Jaffe is corporate Secretary and counsel to our company and our parent, of which company he is a director. Mr. Jaffe has an approximately 3% interest in our company and in our parent, which for the latter includes an option for 33,333 Medicore shares. See Item 12, “Security Ownership of Certain Beneficial Owners and Management.” Mr. Jaffe and his son, Joshua M. Jaffe, devote a substantial portion of their professional services to our company and our parent, from which companies their law firm, Jaffe & Falk, LLC, receives approximately 60% of their professional fees (including bonuses), which for fiscal 2004 aggregated approximately $413,000, of which $236,000 was for our company.

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

10.32	The Company’s Section 125 Plan effective September 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

10.33	Lease Agreement between Pupizion, Inc. and DCA of Cincinnati, LLC(9) dated December 11, 2002 (incorporated by reference to the Company’s 2002 Form 10-K, Part IV, Item 15(c)10.35).

10.34	Promissory Note from DCA of Cincinnati, LLC(9) to the Company dated February 3, 2003 (incorporated by reference to the Company’s 2002 Form 10-K, Part IV, Item 15(c)10.36).

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

21	Subsidiaries of the Company (previously provided)

23	Consent of experts and counsel

23.1	Consent of Wiss & Company, LLP

23.2	Consent of Moore Stephens, P.C.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

32.1	Certification of the Chief Executive Officer and the Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.##

_________________________

[*]	Confidential portions omitted have been filed separately with the Securities and Exchange Commission.

+	Documents incorporated by reference not included in Exhibit Volume.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused amendment no. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALYSIS CORPORATION OF AMERICA

By:	/s/ STEPHEN W. EVERETT

Stephen W. Everett President and Chief Executive Officer

August 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, amendment no. 1 to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS K. LANGBEIN	Chairman of the Board of Directors	August 9, 2005
Thomas K. Langbein

/s/ STEPHEN W. EVERETT	President, Chief Executive Officer	August 9, 2005
Stephen W. Everett	and Director

/s/ DON WAITE	Vice President of Finance	August 9, 2005
Don Waite	(Chief Financial Officer)

/s/ DANIEL R. OUZTS	Vice President, Treasurer and	August 9, 2005
Daniel R. Ouzts	Chief Accounting Officer

/s/ PETER D. FISCHBEIN	Director	August 9, 2005
Peter D. Fischbein

/s/ ROBERT W. TRAUSE	Director	August 9, 2005
Robert W. Trause

/s/ ALEXANDER BIENENSTOCK	Director	August 9, 2005
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

FORM 10-K—ITEM 15(a)(1) and (2)

DIALYSIS CORPORATION OF AMERICA

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8 of the Annual Report on Form 10-K:

Page

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-4

Consolidated Statements of Operations - Years ended December 31, 2004, 2003, and 2002	F-5

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2004,
2003 and 2002	F-6

Consolidated Statements of Cash Flows - Years ended December 31, 2004,
2003 and 2002	F-7

Notes to Consolidated Financial Statements - December 31, 2004	F-8

The following financial statement schedule of Dialysis Corporation of America and subsidiaries is included in Item 15(d):

Schedule II - Valuation and qualifying accounts	F-32

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

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Dialysis Corporation of America

We have audited the consolidated balance sheet (not presented herein) at December 31, 2002 and the accompanying consolidated statements of income, stockholders’ equity and cash flows of Dialysis Corporation of America and subsidiaries for the year ended December 31, 2002. Our audit also included the information related to the year ended December 31, 2002 on the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and subsidiaries for year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Medical Service Revenue

Our revenues by payor are as follows:

	Year Ended December 31,
	2004	2003	2002
Medicare	48%	54%	49%
Medicaid and comparable programs	8%	8%	9%
Hospital inpatient dialysis services	6%	7%	10%
Commercial insurers and other private payors	38%	31%	32%
	100%	100%	100%

Our sources of revenue (in thousands) are as follows:

	Year Ended December 31,
	2004		2003		2002
Outpatient hemodialysis services	$18,599	47%	$13,873	47%	$12,118	48%
Home peritoneal dialysis services	2,691	7%	1,294	4%	823	3%
Inpatient hemodialysis services	2,261	5%	2,114	7%	2,545	10%
Ancillary services	16,899	42%	12,395	42%	9,676	39%
	$40,450	100%	$29,676	100%	$25,162	100%

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

Vendor Volume Discounts

The company has contractual arrangements with certain vendors pursuant to which it receives discounts based on volume of purchases. These discounts are recorded in accordance with paragraph 4 of EITF 02-16 as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Due to insurance companies represents amounts paid by insurance companies in excess of the amounts billed by the company to the insurers. The company communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules. These amounts remain in due to insurance companies until resolution.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. Currently, there are no approvals pending from third party payors. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information follows:

	2004	2003	2002
Net income, as reported	$2,214,203	$1,149,984	$1,242,097

Stock-based employee compensation expense under fair value method, net of related tax effects	(170,000)	(64,000)	(46,000)
Pro forma net income	$2,044,203	$1,085,984	$1,196,097

Earnings per share:
Basic, as reported	$.27	$.15	$.16
Basic, pro forma	$.25	$.14	$.15
Diluted, as reported	$.25	$.13	$.14
Diluted, pro forma	$.23	$.12	$.14

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6--STOCK OPTIONS--Continued

A summary of the company’s stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding-beginning of year	1,191,716		1,367,000		1,410,000
Granted	230,000	$3.94	60,000	$1.88	81,000	$2.05
Cancellations	(14,654)	$.75	(51,000)	$1.63	(124,000)	$.67
Exercised	(712,446)	$.63	(184,284)	$.73	---	---
Expired	---	---	---	---	---	---
Outstanding-end of year	694,616		1,191,716		1,367,000

Outstanding-end of year:
August 2004 options	50,000	$4.02
June 2004 options	160,000	$4.02
January 2004 options	20,000	$3.09
August 2003 options	10,000	$2.25	10,000	$2.25	---	---
June 2003 options	50,000	$1.80	50,000	$1.80	---	---
May 2002 options	11,000	$2.05	11,000	$2.05	17,000	$2.05
March 2002 options	---	---	---	---	60,000	$1.58
September 2001 options	120,000	$.75	146,430	$.75	150,000	$.75
January 2001 options	273,616	$.63	330,000	$.63	330,000	$.63
April 1999 options	---		644,286	$.63	800,000	$.63
June 1998 options	---	---	---	---	10,000	$1.13
	694,616	---	1,191,716		1,367,000

Outstanding and exercisable end of year:
June 2004 options	15,000	$4.02
August 2003	5,000	$2.25
June 2003	12,500	$1.80
May 2002	11,000	$2.05
September 2001 options	90,000	$.75	90,000	$.75	60,000	$.75
January 2001 options	207,616	$.63	198,000	$.63	132,000	$.63
April 1999 options	---	---	644,286	$.63	800,000	$.63
June 1998 options	---	---	---	---	10,000	$1.13
	341,116		932,286		1,002,000
Weighted-average fair value of options granted during the year	$3.88		$1.41		$1.28

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

The company has given the non-affiliated owner of the facility in Georgia that is managed by the company a put option to sell to a subsidiary of the company all the assets of that Georgia dialysis facility. The company’s subsidiary holds a call option to purchase the assets of the Georgia facility. Each of the put and call options are exercisable through September, 2005. The put option is not exercisable unless that Georgia dialysis facility has recorded $100,000 in pre-tax profits. Upon exercise of either the put or call option the owner would receive a 20% interest in the company’s subsidiary which would own and operate the Georgia facility, and the remainder of the purchase price would be paid in cash, determined on a formula based upon a multiple of EBITDA.

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

NOTE 10--ACQUISITIONS

The company has made various acquisitions commencing in 2001, as further described below. These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on the company’s analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market.

In addition to potential future profitability, market share, physician relationships and geographic considerations, the company reviews the purchase price and any resulting goodwill based on established current per patient valuations for dialysis centers. The company also considers the synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on the overall valuation of the company.

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
December 31, 2004

NOTE 15--AFFILIATE FINANCIAL INFORMATION--Continued

The following amounts are from the balance sheet of the company’s 40% owned Ohio affiliate:

	December 31,
	2004	2003
Current assets	$945,321	$451,104
Non-current assets	160,504	206,540
Total assets	$1,105,825	$657,644

Current liabilities	$244,570	$211,221
Non-current liabilities	---	50,953
Capital	861,255	395,470
Total liabilities and capital	$1,105,825	$657,644

NOTE 16--SUBSEQUENT EVENTS

On March 15, 2005 the company and its parent, Medicore, Inc., jointly announced they have agreed to terms whereby Medicore, which owns approximately 56% of the company (57% at December 31, 2004), will merge into the company for a total consideration of approximately 5,289,000 shares of the company’s common stock. Upon completion of the merger, it is anticipated that each Medicore shareholder will receive .68 shares of the company’s common stock for each share of Medicore common stock, and Medicore’s ownership in the company will be retired resulting in approximately 9,000,000 shares of the company to remain outstanding. Completion of the transaction is subject to shareholder approval of each company.

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

MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
February 18, 2005

Schedule II - Valuation and Qualifying Accounts
Dialysis Corporation of America, Inc. and Subsidiaries
December 31, 2004

COL. A	COL. B	COL. C		COL. D	COL. E
Classification	Balance at Beginning Of Period	Additions (Deductions)Charged (Credited) to Cost and Expenses	Additions Charged to Other Accounts Describe	Other Changes Add (Deduct) Describe	Balance at End of Period

YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$785,000	$1,198,000	$(347,000)	(1)	$1,636,000
Valuation allowance for deferred tax asset	52,000	(52,000)	---		---
	$837,000	$1,146,000	$(347,000)		$1,636,000

YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectable accounts	$831,000	$290,000	$(336,000)	(1)	$785,000
Valuation allowance for deferred tax asset	72,000	(20,000)	---		52,000
	$903,000	$270,000	$(336,000)		$837,000

YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectable accounts	$727,000	$721,000	$(617,000)	(1)	$831,000
Valuation allowance for deferred tax asset	217,000	(145,000)	---		72,000
	$944,000	$576,000	$(617,000)		$903,000

(1)	Uncollectible accounts written off, net of recoveries.

Exhibits

to

DIALYSIS CORPORATION OF AMERICA
Annual Report on Form 10-K/A, Amendment No. 1 For the Fiscal Year Ended December 31, 2004

23.1	Consent of Wiss & Company, LLP

23.2	Consent of Moore Stephens, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350