Form 10-Q
period 2005-06-30
DIALYSIS CORP OF AMERICA
filed 2005-08-15
CIK 201653

FORM 10--Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________

Commission file number 0-8527

DIALYSIS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Florida	59-1757642
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1302 Concourse Drive, Linthicum, Maryland	21090
(Address of principal executive offices)	(Zip Code)

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

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value - 8,666,565 shares as of July 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2005 and June 30, 2004, include the accounts of the Registrant and its subsidiaries.

Item 1. Financial Statements

1)	Consolidated Statements of Income for the three months and six months ended June 30, 2005 and June 30, 2004 (Unaudited).

2)	Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004.

3)	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004 (Unaudited).

4)	Notes to Consolidated Financial Statements as of June 30, 2005 (Unaudited).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Medical service revenue	$11,021,524	$9,496,608	$21,505,625	$17,906,132
Other income	119,902	92,610	248,297	309,655
	11,141,426	9,589,218	21,753,922	18,215,787
Operating cost and expenses:
Cost of medical services	6,724,869	5,738,179	13,267,470	10,900,401
Selling, general and administrative expenses	3,454,250	2,901,470	6,698,011	5,696,940
Provision for doubtful accounts	204,649	200,042	452,643	348,337
	10,383,768	8,839,691	20,418,124	16,945,678

Operating income	757,658	749,527	1,335,798	1,270,109

Other income (expense):
Interest income on officer/director note	1,421	960	2,713	1,921
Interest expense to parent	(54,875)	(7,758)	(89,811)	(10,776)
Other income, net	44,538	21,806	76,393	44,100
	(8,916)	15,008	(10,705)	35,245

Income before income taxes, minority interest
and equity in affiliate earnings	748,742	764,535	1,325,093	1,305,354

Income tax provision	310,105	277,665	618,908	493,773

Income before minority interest and equity in
affiliate earnings	438,637	486,870	706,185	811,581

Minority interest in income
of consolidated subsidiaries	(89,131)	(130,610)	(152,401)	(186,442)

Equity in affiliate earnings	94,689	31,362	214,798	50,395

Net income	$444,195	$387,622	$768,582	$675,534

Earnings per share:
Basic	$.05	$.05	$.09	$.08
Diluted	$.05	$.04	$.08	$.08

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$892,197	$601,603
Accounts receivable, less allowance
of $1,896,000 at June 30, 2005;
$1,636,000 at December 31, 2004	8,598,589	8,592,476
Inventories	1,222,856	1,297,782
Deferred income tax asset	849,000	720,000
Officer loan and interest receivable	114,410	111,696
Prepaid expenses and other current assets	1,798,578	1,223,023
Total current assets	13,475,630	12,546,580

Property and equipment:
Land	519,716	376,211
Buildings and improvements	2,619,400	2,352,191
Machinery and equipment	8,294,637	8,087,349
Leasehold improvements	5,240,159	4,674,704
	16,673,912	15,490,455
Less accumulated depreciation and amortization	7,248,180	6,496,571
	9,425,732	8,993,884

Goodwill	3,649,014	3,649,014
Other assets	1,340,768	1,300,236
Total other assets	4,989,782	4,949,250
	$27,891,144	$26,489,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,339,051	$1,625,930
Accrued expenses	4,361,205	4,921,769
Note payable and accrued interest payable to parent	3,001,389	1,461,647
Current portion of long-term debt	1,075,000	513,000
Acquisition liabilities - current portion	380,298	380,298
Total current liabilities	10,156,943	8,902,644

Advances from parent	554,279	449,117
Long-term debt, less current portion	750,783	1,585,936
Acquisition liabilities, net of current portion	380,297	380,297
Deferred income tax liability	633,000	559,000
Total liabilities	12,475,302	11,876,994

Minority interest in subsidiaries	1,182,689	1,282,924

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 8,662,815 shares issued and outstanding at June 30, 2005; 8,485,815 shares issued and outstanding at December 31, 2004	86,628	84,858
Additional paid-in capital	5,090,151	4,957,146
Retained earnings	9,056,374	8,287,792
Total stockholders' equity	14,233,153	13,329,796
	$27,891,144	$26,489,714

(A)
Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission in March, 2005, and amended on Form 10-K/A1 dated August 9, 2005.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$768,582	$675,534
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	814,193	713,067
Amortization	7,050	1,157
Bad debt expense	452,643	348,337
Deferred income tax benefit	(65,217)	(70,000)
Minority interest	152,401	186,442
Equity in affiliate earnings	(214,798)	(50,395)
Increase (decrease) relating to operating activities from:
Accounts receivable	(458,756)	(1,765,345)
Inventories	74,926	(225,269)
Interest receivable on officer loan	(2,714)	(1,921)
Prepaid expenses and other current assets	(575,555)	5,868
Accounts payable	(286,879)	14,096
Accrued interest on note payable to parent	24,742	8,856
Accrued expenses	(560,564)	1,315,747
Income taxes payable	---	115,783
Net cash provided by operating activities	130,054	1,271,957

Investing activities:
Purchase of minority interest in subsidiaries	---	(670,000)
Additions to property and equipment, net of minor disposals	(1,246,041)	(1,960,456)
Payments received on physician affiliate loans	7,667	---
Distributions from affiliate	208,622	20,400
Other assets	(45,740)	(9,324)
Net cash used in investing activities	(1,075,492)	(2,619,380)

Financing activities:
Advances from parent	105,162	106,977
Note payable to parent	1,515,000	885,008
Payments on long-term debt	(273,153)	(276,475)
Exercise of stock options	134,775	5,400
Capital contributions by subsidiaries’ minority members	10,000	---
Distribution to subsidiary minority members	(255,752)	(115,843)
Net cash provided by financing activities	1,236,032	605,067

Increase (decrease) in cash and cash equivalents	290,594	(742,356)

Cash and cash equivalents at beginning of periods	601,603	1,515,202

Cash and cash equivalents at end of periods	$892,197	$772,846

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is in one business segment, kidney dialysis operations, providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 21 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia; manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, has six dialysis facilities under development; and has agreements to provide inpatient dialysis treatments to nine hospitals. See “Consolidation.”

Medical Service Revenue

Revenues by payor are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medicare	51%	48%	51%	49%
Medicaid and comparable programs	9	8	9	8
Hospital inpatient dialysis services	4	5	5	6
Commercial insurers and other private payors	36	39	35	37
	100%	100%	100%	100%

Sources of revenue (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Outpatient hemodialysis services	$5,764	52%	$4,362	46%	$11,134	52%	$8,168	46%
Home peritoneal dialysis services	761	7	654	7	1,541	7	1,077	6
Inpatient hemodialysis services	482	4	521	5	1,110	5	1,110	6
Ancillary services	4,015	37	3,960	42	7,721	36	7,551	42
	$11,022	100%	$9,497	100%	$21,506	100%	$17,906	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company is a 55.6% owned subsidiary of Medicore, Inc., its parent. The company has a 40% interest in an Ohio dialysis center which it manages, which is accounted for on the equity method and not consolidated for financial reporting purposes.

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
June 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 48% of receivables at June 30, 2005 and 52% at December 31, 2004.

Inventories

Inventories, which consist primarily of supplies used in dialysis treatments, are valued at the lower of cost (first-in, first-out method) or market value.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

	June 30,	December 31,
	2005	2004
Vendor volume discounts receivable	$242,520	$382,757
Prepaid expenses	770,822	607,398
Prepaid income taxes	687,115	58,913
Other	98,121	173,955
	$1,798,578	$1,223,023

Accrued Expenses

Accrued expenses is comprised as follows:

	June 30,	December 31,
	2005	2004
Accrued compensation	$969,445	$1,306,892
Due to insurance companies	2,963,860	2,926,711
Other	427,900	688,166
	$4,361,205	$4,921,769

Due to insurance companies represents amounts paid by insurance companies in excess of anticipated revenues from the insurers. The company communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules. These amounts remain in due to insurance companies until resolution.

Vendor Concentration

The company purchases erythropoietin (EPO) from one supplier which comprised 34% and 33% of the company’s cost of sales for the three months and six months ended June 30, 2005, and 35% and 36% for the same periods of the preceding year. There is only one supplier of EPO in the United States, and this supplier has received FDA approval for an alternative product available for dialysis patients; but there are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $3,055,000 and $5,842,000 for the three months and six months ended June 30, 2005 and $2,571,000 and $5,001,000 for the same periods of the preceding year, comprised 28% and 27% and 27% and 28% of medical service revenue for these periods, respectively.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Goodwill

Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment. Pursuant to the provisions of FAS 142, the goodwill resulting from the company's acquisition of minority interests in August, 2001 and June, 2003, the acquisition of Georgia dialysis centers in April, 2002 and April, 2003, and the acquisition of a Pennsylvania dialysis business at the close of business on August 31, 2004, are not being amortized for book purposes and are subject to the annual impairment testing provisions of FAS 142, which testing indicated no impairment for goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $73,000 at June 30, 2005 and $80,000 at December 31, 2004 are included in other assets. Amortization expense was $3,525 and $7,050 for the three months and six months ended June 30, 2005 and $578 and $1,157 for the same periods of the preceding year.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

The company follows the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-
Based Compensation” (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See “New Pronouncements.”

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
June 30, 2005
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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$444,195	$387,622	$768,582	$675,534

Stock-based employee compensation expense under fair value method, net of related tax effects	(46,299)	(42,136)	(93,567)	(59,148)
Pro forma net income	$397,896	$345,486	$675,015	$616,386

Earnings per share:
Basic, as reported	$.05	$.05	$.09	$.08
Basic, pro forma	$.05	$.04	$.08	$.07
Diluted, as reported	$.05	$.04	$.08	$.08
Diluted, pro forma	$.04	$.04	$.07	$.07

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$444,195	$387,622	$768,582	$675,534

Weighted average shares-denominator basic computation	8,661,859	8,322,959	8,599,837	8,315,943
Effect of dilutive stock options	577,409	385,031	544,592	571,179
Weighted average shares, as adjusted-denominator diluted computation	9,239,268	8,707,990	9,144,429	8,887,122

Earnings per share:
Basic	$.05	$.05	$.09	$.08
Diluted	$.05	$.04	$.08	$.08

The company had various potentially dilutive securities during the periods presented, including stock options. See Note 7.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Other Income

Operating:

Other operating income is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Management fee income	$119,902	$92,610	$248,297	$175,472
Litigation settlement	---	---	---	134,183
	$119,902	$92,610	$248,297	$309,655

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental income	$49,364	$47,033	$98,391	$93,696
Interest income	18,596	5,417	34,859	14,006
Interest expense	(31,773)	(40,754)	(66,475)	(83,351)
Other	8,351	10,110	9,618	19,749
Other income, net	$44,538	$21,806	$76,393	$44,100

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
June 30, 2005
(Unaudited)
NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 2005 and June 30, 2004 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2004, as amended on Form 10-K/A1 dated August 9, 2005.

NOTE 3--LONG-TERM DEBT

The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of approximately $596,000 at June 30, 2005 and $610,000 December 31, 2004.

In April 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $654,000 at June 30, 2005 and $675,000 at December 31, 2004.

NOTE 3--LONG-TERM DEBT

The equipment financing agreement is for financing for some of the kidney dialysis machines for the company’s dialysis facilities. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a non-cash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” There was no financing under this agreement during the first half of 2005 or the same period of the preceding year. The remaining principal balance under this financing amounted to approximately $575,000 at June 30, 2005 and $814,000 at December 31, 2004.

The prime rate was 6.25% as of June 30, 2005 and 5.25% as of December 31, 2004. For interest payments, see Note 11.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at June 30, 2005 and December 31, 2004.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been recognized to offset a portion of the deferred tax assets.

For income tax payments, see Note 11.

NOTE 5--TRANSACTIONS WITH PARENT

The company’s parent, Medicore, Inc., provides certain financial and administrative services for the company. Central operating costs are charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 2005 and for the same period of the preceding year, which is included in selling, general and administrative expenses in the Consolidated Statements of Income.

The company had an intercompany advance payable to its parent of approximately $554,000 as of June 30, 2005 and $449,000 as of December 31, 2004, which bears interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $2,000 and $5,000 for the three months and six months ended June 30, 2005 and $1,000 and $2,000 for the same periods of the preceding year. Interest is included in the intercompany advance balance. The company’s parent has agreed not to require repayment of the intercompany advance balance prior to July 1, 2006; therefore, the advance has been classified as long-term at June 30, 2005.

On March 17, 2004, the company issued a demand promissory note to its parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that can be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. This note had an outstanding balance of approximately $2,950,000 and an interest rate of 7.5% at June 30, 2005 and an outstanding balance of approximately $1,435,000 and an interest rate of 6.50% at December 31, 2004. The weighted average interest rate on the note was

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 5--TRANSACTIONS WITH PARENT--Continued

7.17% and 6.98% during the three months and six months ended June 30, 2005, and 5.25% for the same periods of the preceding year. Interest expense on the note amounted to approximately $51,000 and $85,000 for the three months and six months ended June 30, 2005 and $7,000 and $9,000 for the same periods of the preceding year. Accrued interest payable on the note amounted to approximately $51,000 as of June 30, 2005 and $27,000 as of December 31, 2004.

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

The 20% minority interest in DCA of Vineland, LLC was held by a company owned by the medical director of that facility, who became a director of Dialysis Corporation of America in 2001, and whose directorship ceased in June, 2003. This physician was provided with the right to acquire up to 49% of DCA of Vineland. In April, 2000, another company owned by this physician acquired an interest in DCA of Vineland, resulting in Dialysis Corporation of America holding a 51% ownership interest in DCA of Vineland and this physician’s companies holding a combined 49% ownership interest of DCA of Vineland.

In July 2000, one of the companies owned by this physician acquired a 20% interest in DCA of Manahawkin, Inc. Under agreements with DCA of Vineland and DCA of Manahawkin, this physician serves as medical director for each of those dialysis facilities.

In May 2001, the company loaned its President $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 and $3,000 for the three months and six months ended June 30, 2005, and $1,000 and $2,000 for the same periods of the preceding year.

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of distributions of the subsidiary. The minority members funded in the aggregate approximately $15,000 in capital contributions during the first half of 2005 and $42,000 during the same period of the preceding year, under notes accruing interest at prime plus 2%, with an aggregate of approximately $22,000 of distributions applied against the notes and accrued interest during the first half of 2005, and $46,000 during the same period of the preceding year. Interest income on the notes totaled approximately $7,000 and $14,000 for the three months and six months ended June 30, 2005 and $3,000 and $6,000 for the same periods of the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Notes 10 and 11.

NOTE 7--STOCK OPTIONS

In April, 1999, the company adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004. 1,480,000 options have been exercised. 120,000 options have been cancelled.  680,000 options were exercised in part with promissory notes with the interest at 6.2% and repaid with 91,800 shares of common stock  in February, 2004. The balance of the 800,000 options were exercised in 2003 and 2004 with the exercise prices paid in part with director bonuses and in part by the payment with company stock. The exercises and share payments to the company represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 7--STOCK OPTIONS--Continued

In January 2001, the board of directors granted to the company’s Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share all of which options having vested on January 1, 2005. In January 2004, 56,384 of these options were exercised for $35,240 with the exercise price satisfied by a director bonus. In March 2005, 150,000 of these options were exercised with the company receiving a $93,750 cash payment for the exercise price, leaving 123,616 of these options outstanding.

In September 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately. In 2003 and  2004, 8,146 of these options were exercised  with the exercise prices satisfied by director bonuses. These exercises represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11. In January 2004, 7,200 options were exercised and in February 2005, 15,000 options were exercised for cash. 14,654 options have been cancelled due to the resignation of a director in June 2004, and 105,000 options remain outstanding, of which 75,000 vested as of June 30 2005.

In May 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of the company’s employees. Options for 14,000 shares have been cancelled as a result of the termination of several employee option holders. During the first half of 2005, 7,000 of these options were exercised.

In June 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares on each June 4 from 2004 to 2007, with 25,000 of such options vested at June 30, 2005.

In August 2003, the board of directors granted a three-year option to a director, for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vests in two annual increments of 5,000 shares commencing on August 19, 2004, with 5,000 of these options vested as of June 30, 2005.

In January 2004, the board of directors granted a five year option to an employee for 20,000 shares exercisable at $3.09 per share through January 12, 2009. The option vests in annual increments of 5,000 shares on each January 13 from 2005 through 2008. In February 2005, a portion of this option was exercised for 5,000 shares with the company receiving a cash payment of $15,425, leaving 15,000 of these options (non-vested) outstanding.

In June 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 51,500 options vested of which 3,750 were exercised in July 2005, and 108,750 options vest 25% annually from June 7, 2006 to June 7, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 7--STOCK OPTIONS--Continued

In August 2004, the board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 15, 2009. The options vest 25% annually commencing August 16, 2005.

On January 28, 2004, the company affected a two-for-one stock split of its outstanding common stock. All option amounts and exercise prices have been adjusted to reflect the stock split. See Note 1. Split-adjusted option exercise prices resulting in a fraction of a cent have been rounded up to the nearest cent for purposes of these Notes.

NOTE 8--COMMITMENTS

The company and its parent established a 401(k) plan effective January 2003, with an eligibility requirement of one year of service and 21 year old age requirement, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. To date, employer matching expense has been minimal.

The company has given the non-affiliated owner of the facility in Georgia that is managed by the company a put option to sell to a subsidiary of the company all the assets of that Georgia dialysis facility. The company’s subsidiary holds a call option to purchase the assets of the Georgia facility. Each of the put and call options are exercisable through September 2005. The put option is not exercisable unless that Georgia dialysis facility has recorded $100,000 in pre-tax profits. Upon exercise of either the put or call option the owner would receive a 20% interest in the company’s subsidiary which would own and operate the Georgia facility, and the remainder of the purchase price would be paid in cash, determined on a formula based upon a multiple of EBITDA.

NOTE 9--ACQUISITIONS

The company has made various acquisitions commencing in 2001, as further described below. These acquisition were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on the company’s analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market.

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

Effective as of the close of business on August 31, 2004, the company acquired a Pennsylvania dialysis company for an estimated net purchase price of $1,521,000. Of that amount, $761,000 is currently in escrow, with the balance of approximately $760,000 to be paid in equal installments, each on the first and second anniversary of the effective date of the purchase agreement. This transaction resulted in $1,358,000 of goodwill representing the

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 9--ACQUISITIONS--Continued

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

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 and 6:

	Six Months Ended
	June 30,
	2005	2004
Interest paid (see Notes 3 and 5)	$152,000	$80,000
Income taxes paid (see Note 4)	$1,311,000	$453,000
Options exercise bonus (191,238 shares) (see Note 7)	---	$120,000
Subsidiary minority member capital contributions funded by notes (see Note 6)	$15,000	$42,000
Subsidiary minority member distributions applied against notes and accrued interest (see Note 6)	$22,000	$46,000
Share payment (514,008 options exercised; 72,375 shares paid)
for stock option exercises (see Note 7)	---	$321,000
Payment on notes receivable with 91,800 shares
of common stock (see Note 7)	---	$521,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 12--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the six months ended June 30, 2005 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2004	$84,858	$4,957,146	$8,287,792	$13,329,796
Exercise of stock options	1,770	133,005	---	134,775
Net income	---	---	768,582	768,582
Balance June 30, 2005	$86,618	$5,090,151	$9,056,374	$14,233,153

NOTE 13--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$709,000	$479,000	$1,475,000	$885,000
Gross profit	$405,000	$211,000	$881,000	$378,000
Net income	$237,000	$78,000	$537,000	$126,000

The following amounts are from the balance sheet of the company’s 40% owned Ohio affiliate:

	June 30,	December 31,
	2005	2004
Current assets	$969,939	$945,321
Non-current assets	142,501	160,504
Total assets	$1,112,440	$1,105,825

Current liabilities	$235,751	$244,570
Non-current liabilities	---	---
Capital	876,689	861,255
Total liabilities and capital	$1,112,440	$1,105,825

NOTE 14--ACQUISITION OF PARENT COMAPNY

On March 15, 2005, the company and its parent, Medicore, Inc., jointly announced they have agreed to terms whereby Medicore, which owns approximately 56% of the company, will merge into the company for a total consideration of approximately 5,273,000 shares of the company’s common stock. On June 2, 2005, the company and Medicore entered  into an Agreement and Plan of Merger. Upon completion of the merger, each Medicore shareholder will receive .68 shares of the company’s common stock for each share of Medicore common stock, and Medicore’s ownership in the company of approximately 4,821,000 of the company’s common stock will be retired resulting in approximately 9,118,000 shares of the company to remain outstanding. Tax and fairness opinions have been obtained regarding the transaction. Completion of the transaction is subject to shareholder approval of each company.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)
NOTE 14--ACQUISITION OF PARENT COMPANY--Continued

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2005, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the proposed acquisition of our parent public company, Medicore, Inc. pursuant to a stock for stock merger transaction (see Note 14 to the “Notes to Consolidated Financial Statements”), the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,”“estimate,”“expects,”“projects,”“intends,”“plans” and “believes,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the “Risk Factors” section beginning on page 21 of our annual report on Form 10-K for the year ended December 31, 2004, as amended on Form 10-K/A1 dated August 9, 2005. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
In center	38,176	30,034	74,120	57,783
Home peritoneal	4,031	3,480	7,981	5,860
Acute	1,724	1,982	4,079	4,161
	43,931	35,496(1)	86,180	67,804(1)

(1) Treatments by the two managed centers included: in-center treatments of 3,836 and  7,439 respectively, for the three months and six months ended June 30, 2005, and 3,205 and 6,088 for the three months and six months ended June 30, 2004; no home peritoneal treatments; and acute treatments of 61 and 126, for the three months and six months ended June 30, 2005, and 35 and 47 for the three months and six months ended June 30, 2004.

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

Approximately 60% of our medical service revenues are derived from Medicare and Medicaid reimbursement for the three months and six months ended June 30, 2005 compared to 56% and 57% for the same period of the preceding year, with rates established by the Center for Medicare and Medicaid Services, or CMS, and which rates are subject to legislative changes. Over the last two years, Medicare reimbursement rates have not increased. Congress has approved a 1.6% composite rate increase for 2005. Also for 2005, Medicare has modified the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Effective April 1, 2005, CMS also implemented a case-mix adjustment payment methodology which is designed to pay differential composite service rates based upon a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursement rates. This change is designed to be budget neutral. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medicare	51%	48%	51%	49%
Medicaid and comparable programs	9	8	9	8
Hospital inpatient dialysis services	4	5	5	6
Commercial insurers and other private payors	36	39	35	37
	100%	100%	100%	100%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005			2004	2005		2004
Outpatient hemodialysis services	$5,764	52%	$4,362	46%	$11,134	52%	$8,168	46%
Home peritoneal dialysis services	761	7	654	7	1,541	7	1,077	6
Inpatient hemodialysis services	482	4	521	5	1,110	5	1,110	6
Ancillary services	4,015	37	3,960	42	7,721	36	7,551	42
	$11,022	100%	$9,497	100%	$21,506	100%	$17,906	100%

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

Results of Operations

The following table shows our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

	Three Months Ended				Six Months Ended
	June 30				June 30,
	2005		2004		2005		2004
Medical service revenue	$11,022	100.0%	$9,497	100.0%	$21,506	100.0%	$17,906	100.0%
Other income	120	1.1	92.9		248	1.2	310	1.7
Total operating revenues	11,142	101.1	9,589	100.9	21,754	101.2	18,216	101.7

Cost of medical services	6,725	61.0	5,738	60.4	13,267	61.7	10,901	60.9
Selling, general and administrative expenses	3,454	31.3	2,901	30.5	6,698	31.1	5,697	31.8
Provision for doubtful accounts	205	1.9	200	2.1	453	2.1	348	1.9
Total operating costs and expenses	10,384	94.2	8,839	93.0	20,418	94.9	16,946	94.6

Operating income	758	6.9	750	7.9	1,336	6.2	1,270	7.1

Other, net	(9)	(.1)	15.2		(11)	(.1)	35.2

Income before income taxes, minority
interest and equity in affiliate earnings	749	6.8	765	8.1	1,325	6.2	1,305	7.3

Income tax provision	310	2.8	278	2.9	619	2.9	494	2.8

Income before minority interest and
equity in affiliate earnings	439	4.0	487	5.2	706	3.3	811	4.5

Minority interest in income of
consolidated subsidiaries	(89)	(.8)	(131)	(1.4)	(152)	(.7)	(186)	(1.0)

Equity in affiliate earnings	94.9		31.3		215	1.0	50.3

Net income	$444	4.0%	$388	4.1%	$769	3.6%	$675	3.8%

Operating income increased approximately $8,000 (1%) and $66,000 (5%) for the three months and six months ended June 30, 2005, compared to the same periods of the preceding year. For these same periods net income increased $56,000 (15%) and $93,000 (14%).

Medical service revenues increased approximately $1,525,000 (16%) and $3,599,000 (20%) for the three months and six months ended June 30, 2005, compared to the same periods of the preceding year with the increase largely attributable to a 24% increase in total dialysis treatments performed by the company from 32,256 during the second quarter of 2004 to 40,034 during the second quarter of 2005, and a 27% increase in total dialysis treatments performed by the company from 61,669 during the first half of 2004 to 78,615 during the first half of 2005. The increase in treatments resulted in increases of approximately $1,470,000 (27%) and $3,430,000 (33%) in treatment revenues with related increases of approximately $55,000 (1%) and $170,000 (2%) in ancillary service revenues for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year. The increase in treatments includes the five new centers we opened during 2004 and two Pennsylvania centers acquired in 2004.

This increase in medical services revenues reflects increased revenues for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year of approximately $226,000 and $637,000 for our Pennsylvania dialysis centers, including revenues of $600,000 and $1,193,000 for the two centers included in our acquisition of Keystone Kidney Care; decreased revenues of approximately $171,000 and $187,000 for our New Jersey centers; increased revenues of approximately $88,000 and $195,000 for our Georgia centers; increased revenues of approximately $630,000 and $1,026,000 for our Maryland centers; decreased revenues of approximately $42,000 for the three months and increased revenues of $27,000 for our Ohio center for the six months; increased revenues of approximately $465,000 and $873,000 for our Virginia centers; and increased revenues of approximately $329,000 and $1,028,000 for our South Carolina center. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

We record contractual adjustments based on fee schedules for a patient’s insurance plan except in limited circumstances where the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined. Out-of-network providers generally do not provide fee schedules and coinsurance information and, consequently, represent the largest portion of contractual adjustment changes.

Other operating income increased by approximately $27,000 for the three months ended June 30, 2005, and decreased by approximately $61,000 for the six months ended June 30, 2005, compared to the same periods of the preceding year. There was an increase in management fee income of $27,000 and $73,000 for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center. There was a gain on litigation settlement of $134,000 during the first quarter of 2004.

Cost of medical services sales as a percentage of sales amounted to 61% and 62% for the three months and six months ended June 30, 2005, compared to 60 and 61% for the same periods of the preceding year, reflecting an increase in payroll and medical director costs as a percentage of medical service sales.

Approximately 28% and 27% of our medical services revenues for the three months and six months ended June 30, 2005, and 27% and 28% for the same periods of the preceding year was derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases. Beginning this year, Medicare is reimbursing dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes have little impact on the company’s average Medicare revenue per treatment.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $553,000 (19%) and $1,001,000 (18%) for the three months and six months ended June 30, 2005, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers in Pennsylvania, South Carolina, Virginia, and Maryland, pre-operating costs of centers under development, and increased support activities resulting from expanded operations and approximately $100,000 of costs during the second quarter of 2005 related to our pending merger with Medicore, Inc. See Note 14 to "Notes to Consolidated Financial Statements." Selling, general and administrative expenses as a percentage of medical services revenues amounted to approximately 31% for the three months and six months ended June 30, 2005, compared to 31% and 32% for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $4,000 and $104,000 for the three months and six months ended June 30, 2005, compared to the same periods of the preceding year. Medicare bad debt recoveries of $168,000 were recorded during the six months ended June 30, 2005, with no such recoveries recorded during the first half of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 2% and 3% of sales for the three months and six months ended June 30, 2005 compared to 2% for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

After a patient’s insurer has paid the applicable coverage for the patient, the patient is billed for the applicable co-payment or balance due. If payment is not received from the patient for its applicable portion, collection letters and billings are sent to that patient until such time as the patients’ account is determined to be uncollectible, at which time the account will be charged against the allowance for doubtful accounts. Patient accounts that remain outstanding four months after initial collection efforts are generally considered uncollectible.

Other non-operating income (expense) increased approximately $23,000 and $32,000 for the three months and six months ended June 30, 2005, compared to the same periods of the preceding year. This includes an increase in interest income of $13,000 and $21,000, an increase in rental income of $2,000 and $4,000, a decrease in miscellaneous other income of $1,000 and $10,000, and a decrease in interest expense to unrelated parties of $9,000 and $17,000 with the effect of decreased average non-inter-company borrowings more than offsetting an increase in average interest rates. Interest expense to our parent, Medicore, Inc., increased $47,000 and $79,000 for the three months and six months ended June 30, 2005 compared to the same periods of the preceding year as a result of an increase in the intercompany advance payable to our parent and borrowings under a demand promissory note payable to our parent and increases in the average interest rates on these borrowings. The prime rate was 6.25% at June 30, 2005, and 5.25% at December 31, 2004. See Notes 1, 3 and 5 of “Notes to the Consolidated Financial Statements.”

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

Liquidity and Capital Resources

Working capital totaled approximately $3,319,000 at June 30, 2005, which reflected a decrease of $325,000 (9%) during the six months ended June 30, 2005. Included in the changes in components of working capital was an increase in cash and cash equivalents of $291,000, which included net cash provided by operating activities of $130,000; net cash used in investing activities of $1,076,000 (including additions to property and equipment of $1,246,000, and distributions of $209,000 received from our 40% owned Ohio affiliate; and net cash provided by financing activities of $1,236,000 (including an increase in advances payable to our parent of $105,000, an increase in notes payable to our parent of $1,515,000, debt repayments of $273,000, receipts of $135,000 from the exercise of stock options, capital contributions of $10,000 by a subsidiary minority member and distribution of $256,000 to subsidiary minority members). See Notes 1 and 11 to “Notes to Consolidated Financial Statements.”

Net cash provided by operating activities consists of net income before non-cash items, consisting of depreciation and amortization of $821,000 bad debt expense of $453,000 deferred income tax benefits of $65,000, income applicable to minority interest $152,000, and equity in affiliate earnings of $215,000, as adjusted for changes in components of working capital, primarily an increase in accounts receivable of $459,000, an increase in prepaid expenses of $576,000 (including income tax prepayments of $687,000), a decrease in accounts payable of $287,000, and a decrease in accrued expenses of $561,000. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $596,000 at June 30, 2005 and $610,000 at December 31, 2004. In April 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $654,000 at June 30, 2005 and $675,000 at December 31, 2004. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines for some of our facilities, which had an outstanding balance of approximately $575,000 at June 30, 2005, and $814,000 at December 31, 2004. There was no additional equipment financing under this agreement during the first quarter of 2005 or the first quarter of the preceding year. See Note 3 to “Notes to Consolidated Financial Statements.”

During the first half of 2005, we borrowed approximately $1,515,000 under a demand promissory note to our parent with $2,950,000 outstanding at June 30, 2005 and $1,435,000 at December 31, 2004. See Note 5 to “Notes to Consolidated Financial Statements.”

We opened centers in Ashland, Virginia; Warsaw, Virginia; Aiken, South Carolina; Pottstown, Pennsylvania; and Rockville, Maryland during 2004, and acquired Keystone Kidney Care with two dialysis facilities in Pennsylvania effective as of the close of business on August 31, 2004. We are in the process of developing a new dialysis center in each of Maryland, Ohio, and Pennsylvania and three new dialysis centers in South Carolina.

On March 15, 2005, the company and its parent, Medicore, Inc., issued a joint press release announcing their agreement to terms for a merger of Medicore into the company and on June 2, 2005 executed an Agreement and Plan of Merger. The merger is subject to the approval of shareholders of each of Medicore and our company. This transaction will enable the control interest in the company to be in the hands of the public stockholders and provide the company with additional capital resources to expand. See Note 14 to “Notes to Consolidated Financial Statements.” See Item 1, “Legal Proceedings” under Part II - “Other Information” of this quarterly report.

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and financing from our parent, Medicore, Inc. See Note 5 to “Notes to Consolidated Financial Statements.” Our future expansion may require us to seek outside financing. While we anticipate that financing will be available either from a financial institution or our parent company, including the proposed merger of our parent with our company providing us with cash estimated at approximately $1,500,000, no assurance can be given that we will be successful in implementing our growth strategy, that the proposed merger will be completed, or that adequate financing will be available to support our expansion.

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

In those situations where a patient’s insurance fee schedule cannot be readily determined, which typically occurs with out of network providers, we estimate fees based on our knowledge base of historical data for patients with similar insurance plans. Our internal controls, including an ongoing review and follow-up on estimated fees, allow us to make necessary changes to estimated fees on a timely basis. When the actual fee schedule is determined, we adjust the amounts originally estimated, and then use the actual fees to estimate fees for similar future situations. We adhere to the guidelines of SAB Topic 13 (SAB 104) in regard to recording reasonable estimates of revenue based on our historical experience and identifying on a timely basis necessary changes to estimates.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $848,000 at June 30, 2005.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $4,200,000 at June 30, 2005, including our demand promissory note payable to our parent, Medicore, which amounted to approximately $2,950,000 at June 30, 2005.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $15,000 on our results of operations for the six months ended June 30, 2005.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2005, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act, which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b) Internal Control Over Financial Reporting.

There were no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter or subsequent to the evaluation as described in subparagraph (a) above that materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Putative class and derivative actions filed in Florida and Maryland with the company named as a nominal defendant, and having named the company’s board members and parent , Medicore Inc., as defendants, regarding the proposed merger of our parent with the company, had been reported in Part II, Item 1, “Legal Proceedings” of the company’s quarterly report for the first quarter ended March 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities Sold by the Company During the Second Quarter Ended June 30, 2005 and Not Registered Under the Securities Act

The only sale of equity securities by the company during the second quarter ended June 30, 2005 that was not registered under the Securities Act was through the issuance of 1,000 shares of common stock pursuant to an option exercise at $2.05 per share for an aggregate of $2,050 by an employee. These securities were included in the company's Form S-8 registration statement filed in February, 2005.

Purchases of Equity Securities By or On Behalf of the Company During the Second Quarter Ended June 30, 2005

The company had a common stock repurchase program announced in September 2000, for the repurchase of up to 600,000 shares at the current market price of approximately $.90 under which 360,000 shares had been purchased. This program has been terminated. The company has not made any repurchases of any equity securities during the second quarter months of April, May and June, 2005.

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

Dated: August 15, 2005

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