Form 10-Q
period 2005-09-30
DIALYSIS CORP OF AMERICA
filed 2005-11-14
CIK 201653

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value - 9,115,668 shares as of October 31, 2005

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I	FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months and nine months ended September 30, 2005 and September 30, 2004, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements

	1)	Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and September 30, 2004 (Unaudited)

	2)	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004

	3)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004 (Unaudited)

	4)	Notes to Consolidated Financial Statements as of September 30, 2005 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signature

Exhibit Index

i

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Medical service revenue	$11,372,722	$10,857,444	$32,878,347	$28,763,576
Other income	108,321	121,173	356,618	430,828
	11,481,043	10,978,617	33,234,965	29,194,404
Operating cost and expenses:
Cost of medical services	7,178,936	6,051,469	20,446,406	16,951,870
Selling, general and administrative expenses	3,106,240	3,115,095	9,804,251	8,812,035
Provision for doubtful accounts	222,130	303,416	674,773	651,753
	10,507,306	9,469,980	30,925,430	26,415,658

Operating income	973,737	1,508,637	2,309,535	2,778,746

Other income (expense):
Interest income on officer/director note	1,578	1,074	4,291	2,995
Interest expense to former parent	(67,780)	(17,180)	(157,591)	(27,956)
Other income, net	50,857	17,717	127,250	61,817
	(15,345)	1,611	(26,050)	36,856

Income before income taxes, minority interest
and equity in affiliate earnings	958,392	1,510,248	2,283,485	2,815,602

Income tax provision	352,202	554,311	971,110	1,048,084

Income before minority interest and equity in
affiliate earnings	606,190	955,937	1,312,375	1,767,518

Minority interest in income
of consolidated subsidiaries	(128,230)	(302,129)	(280,631)	(488,571)

Equity in affiliate earnings	59,024	122,375	273,822	172,770

Net income	$536,984	$776,183	$1,305,566	$1,451,717

Earnings per share:
Basic	$.06	$.09	$.15	$.18
Diluted	$.06	$.09	$.14	$.17

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,411,895	$601,603
Accounts receivable, less allowance
of $1,897,000 at September 30, 2005;
$1,636,000 at December 31, 2004	9,178,065	8,592,476
Inventories, less allowance for obsolescence
of $91,000 at September 30, 2005	1,581,817	1,297,782
Deferred income tax asset	838,000	720,000
Officer loan and interest receivable	115,987	111,696
Prepaid expenses and other current assets	1,324,168	1,164,110
Prepaid and refundable income taxes	1,319,596	58,913
Total current assets	17,769,528	12,546,580

Property and equipment:
Land	1,369,697	376,211
Buildings and improvements	3,809,935	2,352,191
Machinery and equipment	9,543,371	8,087,349
Leasehold improvements	6,364,637	4,674,704
	21,087,640	15,490,455
Less accumulated depreciation and amortization	8,129,343	6,496,571
	12,958,297	8,993,884

Deferred income taxes	2,104,042	---
Goodwill	3,649,014	3,649,014
Other assets	1,321,801	1,300,236
Total other assets	7,074,857	4,949,250
	$37,802,682	$26,489,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,413,751	$1,625,930
Accrued expenses	5,455,996	4,921,769
Employment contract liability	1,960,000	---
Note payable and accrued interest payable to former parent	---	1,461,647
Current portion of long-term debt	1,029,000	513,000
Acquisition liabilities - current portion	380,298	380,298
Total current liabilities	10,239,045	8,902,644

Advances from former parent	---	449,117
Long-term debt, less current portion	669,310	1,585,936
Acquisition liabilities, net of current portion	380,297	380,297
Deferred income tax liability	---	559,000
Total liabilities	11,288,652	11,876,994

Minority interest in subsidiaries	1,677,827	1,282,924

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,115,668 shares issued and outstanding at September 30, 2005; 8,485,815 shares issued and outstanding at December 31, 2004	91,157	84,858
Additional paid-in capital	15,151,688	4,957,146
Retained earnings	9,593,358	8,287,792
Total stockholders' equity	24,836,203	13,329,796
	$37,802,682	$26,489,714

(A)
Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission in March, 2005, and amended on Form 10-K/A1 filed August 9, 2005.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income	$1,305,566	$1,451,717
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	1,233,869	1,094,089
Amortization	10,232	1,736
Bad debt expense	674,773	651,753
Deferred income tax benefit	(59,923)	(86,980)
Minority interest	280,631	488,571
Equity in affiliate earnings	(273,822)	(172,770)
Increase (decrease) relating to operating activities from:
Accounts receivable	(1,206,382)	(2,800,399)
Inventories	(119,868)	(102,306)
Interest receivable on officer loan	(4,291)	(2,995)
Prepaid expenses and other current assets	(49,795)	58,196
Income tax refunds receivable	(322,751)	---
Accounts payable	(265,792)	81,311
Accrued interest on note payable to former parent	37,443	15,960
Accrued expenses	(379,946)	1,761,729
Income taxes payable	---	486,738
Net cash provided by operating activities	859,944	2,926,350

Investing activities:
Acquisition of former parent	2,736,500	---
Purchase of minority interest in subsidiaries	---	(670,000)
Additions to property and equipment, net of minor disposals	(4,155,433)	(2,378,409)
Payments received on physician affiliate loans	13,632	---
Loans to physician affiliates	---	(125,000)
Acquisition of dialysis centers	---	(757,616)
Distributions from affiliate	277,321	33,226
Other assets	(49,981)	(13,543)
Net cash used in investing activities	(1,177,961)	(3,911,242)

Financing activities:
Advances from former parent	161,929	162,065
Note payable to former parent	3,096,000	1,535,008
Payments on long-term debt	(400,626)	(573,391)
Exercise of stock options	149,850	5,400
Capital contributions by subsidiaries’ minority members	434,000	52,000
Distribution to subsidiary minority members	(312,844)	(211,970)
Net cash provided by financing activities	3,128,309	969,112

Increase (decrease) in cash and cash equivalents	2,810,292	(15,780)

Cash and cash equivalents at beginning of period	601,603	1,515,202

Cash and cash equivalents at end of period	$3,411,895	$1,499,422

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations, providing outpatient hemodialysis services, home peritoneal dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 24 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia; manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, has four dialysis facilities under development in Georgia, Pennsylvania and South Carolina; and has agreements to provide inpatient dialysis treatments to nine hospitals. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent, the company also engages in medical products sales (see “Consolidation” below in this Note 1, and Note 14.

Medical Service Revenue

Revenues by payor are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Medicare	51%	49%	51%	49%
Medicaid and comparable programs	4	7	7	7
Hospital inpatient dialysis services	4	5	5	6
Commercial insurers and other private payors	41	39	37	38
	100%	100%	100%	100%

Sources of revenue (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Outpatient hemodialysis services	$5,911	52%	$4,984	46%	$17,045	52%	$13,152	46%
Home peritoneal dialysis services	820	7	760	7	2,361	7	1,837	6
Inpatient hemodialysis services	458	4	576	5	1,568	5	1,686	6
Ancillary services	4,184	37	4,537	42	11,904	36	12,089	42
	$11,373	100%	$10,857	100%	$32,878	100%	$28,764	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company was formerly a majority owned subsidiary of Medicore, Inc. until the merger of Medicore into the company effected on September 21, 2005. See Note 14. The company has a 40% interest in an Ohio dialysis center which it manages, which is accounted for on the equity method and not consolidated for financial reporting purposes.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 47% of receivables at September 30, 2005 and 52% at December 31, 2004.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of the company’s medical products division acquired pursuant to the company’s merger with its former parent. See Note 14.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

	September 30,	December 31,
	2005	2004
Vendor volume discounts receivable	$309,275	$382,757
Prepaid expenses	988,621	607,398
Other	26,272	173,955
	$1,324,168	$1,164,110

Accrued Expenses

Accrued expenses is comprised as follows:

	September 30,	December 31,
	2005	2004
Accrued compensation	$914,035	$1,306,892
Due to insurance companies	2,959,311	2,926,711
Other	1,582,650	688,166
	$5,455,996	$4,921,769

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

Vendor Concentration

The company purchases erythropoietin (EPO) from one supplier which comprised 33% of the company’s cost of sales for the three months and nine months ended September 30, 2005, and 36% for the same periods of the preceding year. There is only one supplier of EPO in the United States, and this supplier has received FDA approval for an alternative product available for dialysis patients; but there are no other suppliers of any similar drug available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $3,242,000 and $3,114,000 for the three months and nine months ended September 30, 2005 and $9,084,000 and $8,115,000 for the same periods of the preceding year, comprised 29% and 28% of medical service revenue for the three months and nine months ended September 30, 2005 and for the same periods of the preceding year.

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors as appropriate. Currently, there are no approvals pending from third party payors. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The cost of such treatment is not significant and no revenues are recorded in relation to these services. Medical product sales are recorded pursuant to stated shipping terms.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $70,000 at September 30, 2005 and $80,000 at December 31, 2004 are included in other assets. Amortization expense was $3,182 and $10,232 for the three months and nine months ended September 30, 2005 and $579 and $1,736 for the same periods of the preceding year.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

The company follows the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. FAS 123 permits a company to elect to follow the intrinsic method of APB 25 rather than the alternative fair value accounting provided under FAS 123, but requires pro forma net income and earnings per share disclosures as well as various other disclosures not required under APB 25 for companies following APB 25. The company has adopted the disclosure provisions required under Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (FAS 148). Under APB 25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See “New Pronouncements” below in this Note 1.

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
September 30, 2005
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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$536,984	$776,183	$1,305,566	$1,451,717

Stock-based employee compensation expense under fair value method, net of related tax effects	(45,810)	(46,451)	(139,557)	(116,421)
Pro forma net income	$491,174	$729,732	$1,166,009	$1,335,296

Earnings per share:
Basic, as reported	$.06	$.09	$.15	$.18
Basic, pro forma	$.06	$.09	$.13	$.16
Diluted, as reported	$.06	$.09	$.14	$.17
Diluted, pro forma	$.05	$.08	$.12	$.15

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options, calculated using the treasury stock method and average market price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$536,984	$776,183	$1,305,566	$1,451,717

Weighted average shares-denominator basic computation	8,715,136	8,322,959	8,957,843	8,214,105
Effect of dilutive stock options	456,056	396,248	542,108	517,557
Weighted average shares, as adjusted-denominator diluted computation	9,171,192	8,719,207	9,499,951	8,731,662

Earnings per share:
Basic	$.06	$.09	$.15	$.18
Diluted	$.06	$.09	$.14	$.17

The company had various potentially dilutive securities during the periods presented, including stock options. See Note 7.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income

Operating:

Other operating income is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Management fee income	$108,321	$121,173	$356,618	$296,645
Litigation settlement	---	---	---	134,183
	$108,321	$121,173	$356,618	$430,828

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental income	$50,422	$48,627	$148,812	$142,323
Interest income	22,145	6,835	57,004	20,841
Interest expense	(33,826)	(41,433)	(100,301)	(124,784)
Other	12,116	3,688	21,735	23,437
Other income, net	$50,857	$17,717	$127,250	$61,817

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
September 30, 2005
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ,“Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect FAS 154 to have a significant effect on its financial statements.

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 2005 and September 30, 2004 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 3--LONG-TERM DEBT

The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of approximately $590,000 at September 30, 2005 and $610,000 December 31, 2004.

In April 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $643,000 at September 30, 2005 and $675,000 at December 31, 2004.

The equipment financing agreement is for financing for some of the kidney dialysis machines for the company’s dialysis facilities. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a non-cash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” There was no financing under this agreement during the first half of 2005 or the same period of the preceding year. The remaining principal balance under this financing amounted to approximately $465,000 at September 30, 2005 and $814,000 at December 31, 2004.

The prime rate was 6.75% as of September 30, 2005 and 5.25% as of December 31, 2004. For interest payments, see Note 11.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at September 30, 2005 and December 31, 2004.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,600,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities. The company has applied approximately $617,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company. The company has also applied approximately $881,000 toward the current year tax liability with this amount included as a current asset in prepaid and refundable income taxes. See Note 14.

For income tax payments, see Note 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 5--TRANSACTIONS WITH FORMER PARENT

The company’s former parent, Medicore, Inc., provided certain financial and administrative services for the company. Central operating costs were charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 2005 and for the same periods of the preceding year, which is included in selling, general and administrative expenses in the Consolidated Statements of Income.

The company had an intercompany advance payable of approximately $611,000 to its parent that was forgiven as a result of the merger of its former parent with the company effective September 21, 2005. See Note 4. The intercompany advance payable had a balance of $449,000 as of December 31, 2004, and bore interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $4,000 and $9,000 for the three months and nine months ended September 30, 2005 and $1,000 and $3,000 for the same periods of the preceding year. Interest was included in the intercompany advance balance.

On March 17, 2004, the company issued a demand promissory note to its former parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that can be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. The note, which had an outstanding balance of approximately $4,531,000 that was forgiven as a result of the merger of Medicore, Inc., its former parent, with the company on September 21, 2005. This note had an outstanding balance of approximately $1,435,000 at December 31, 2004. The weighted average interest rate on the note was 7.26% and 7.58% during the three months and nine months ended September 30, 2005 and 5.53% and 5.7% for the same periods of the preceding year. Interest expense on the note amounted to approximately $64,000 and $149,000 for the three months and nine months ended September 30, 2005 and $16,000 and $25,000 for the same periods of the preceding year. Accrued interest payable on the note of approximately $64,000 was forgiven as a result of the merger of the company and its former parent. Accrued interest amounted to approximately $27,000 as of December 31, 2004. See Note 14.

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

In May 2001, the company loaned its President $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan is collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $2,000 and $4,000 for the three months and nine months ended September 30, 2005, and $1,000 and $3,000 for the same periods of the preceding year.

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of distributions of the subsidiary. The minority members funded in the aggregate approximately $15,000 in capital contributions during the first nine months of 2005 and $295,000 during the same period of the preceding year, under notes accruing interest at prime plus 2%, with an aggregate of approximately $22,000 of distributions applied against the notes and accrued interest during the first nine months of 2005, and $69,000 during the same period of the preceding year. Interest income on the notes totaled approximately $ 8,000 and $22,000 for the three months and nine months ended September 30, 2005 and $4,000 and $10,000 for the same periods of the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Notes 10 and 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

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

In January, 2001, the board of directors granted to the company’s Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share all of which options having vested on January 1, 2005. In January, 2004, 56,384 of these options were exercised for $35,240 with the exercise price satisfied by a director bonus. In March, 2005, 150,000 of these options were exercised with the company receiving a $93,750 cash payment for the exercise price, leaving 123,616 of these options outstanding.

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. 30,000 of the options vested immediately. In 2003 and 2004, 8,146 of these options were exercised, with the exercise prices satisfied by director bonuses. These exercises represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11. In January, 2004, 7,200 options were exercised and in February, 2005, 15,000 options were exercised for cash. 14,654 options have been cancelled due to the resignation of a director in June, 2004, and 105,000 options remain outstanding, which are fully vested as of September 30, 2005.

In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of the company’s employees. Options for 14,000 shares have been cancelled as a result of the termination of several employee option holders. During 2005, 7,000 of these options were exercised.

In June, 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. The option vests annually in increments of 12,500 shares on each June 4 from 2004 to 2007, with 25,000 of such options vested at September 30, 2005.

In August, 2003, the board of directors granted a three-year option to a director for 10,000 shares exercisable at $2.25 per share through August 18, 2006. The option vested in two annual increments of 5,000 shares commencing on August 19, 2004.

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

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 51,500 options vested of which 3,750 were exercised in July, 2005, and 108,750 options vest 25% annually from June 7, 2006 to June 7, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 7--STOCK OPTIONS--Continued

In August, 2004, the board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 15, 2009. The options vest 25% annually commencing August 16, 2005 with 12,500 options vested as of September 30, 2005.

On January 28, 2004, the company affected a two-for-one stock split of its outstanding common stock. All option amounts and exercise prices have been adjusted to reflect the stock split. See Note 1. Split-adjusted option exercise prices resulting in a fraction of a cent have been rounded up to the nearest cent for purposes of these Notes.

NOTE 8--COMMITMENTS

The company established a 401(k) plan effective January, 2003, with an eligibility requirement of one year of service and 21 year old age requirement, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. To date, employer matching expense has been minimal.

The company granted the non-affiliated owner of the facility in Georgia that is managed by the company a put option to sell to a subsidiary of the company all the assets of that Georgia dialysis facility. The company’s subsidiary holds a call option to purchase the assets of the Georgia facility. Each of the put and call options were exercisable through September, 2005. The put option was not exercisable unless that Georgia dialysis facility has recorded $100,000 in pre-tax profits. Upon exercise of either the put or call option the owner would receive a 20% interest in the company’s subsidiary which would own and operate the Georgia facility, and the remainder of the purchase price would be paid in cash, determined on a formula based upon a multiple of EBITDA. The company’s subsidiary has notified the owner of the Georgia facility of its exercise of the call option and is negotiating the terms of the acquisition of the facility’s assets with the owner.

NOTE 9--ACQUISITIONS

The company has made various acquisitions commencing in 2001, as further described below. These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on the company’s analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen the company’s market share within a geographic area or provide it with the opportunity to enter a new geographic area and market.

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

Effective as of the close of business on August 31, 2004, the company acquired a Pennsylvania dialysis company for an estimated net purchase price of $1,521,000. Of that amount, $761,000 has been paid as of September 30, 2005. Approximately $380,000, representing the first installment of post-closing payments, was paid in October, 2005, with the balance of approximately $380,000, representing the final installment of the purchase price, to be paid on the second anniversary of the effective date of the purchase agreement. This transaction resulted in $1,358,000 of goodwill representing the excess of the net purchase price over the estimated $164,000 fair value of

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 9--ACQUISITIONS--Continued

net assets acquired, including an $83,000 valuation of an eight year non-competition agreement that is being amortized over the life of the agreement. The goodwill is not amortizable for tax purposes, since the transaction was a stock acquisition. The initial allocation of purchase cost at fair value was based upon available information and will be finalized as any contingent purchase amounts are resolved and estimated fair values of assets are finalized. The company began recording the results of operations for the acquired company as of the effective date of the acquisition. The company’s decision to make this investment was based on its expectation of future profitability resulting from its review of the acquired company’s operations prior to making the acquisition. See Note 1.

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

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 and 6:

	Nine Months Ended
	September 30,
	2005	2004
Interest paid (see Notes 3 and 5)	$180,000	$142,000
Income taxes paid (see Note 4)	1,352,000	648,000
Options exercise bonus (191,238 shares) (see Note 7)	---	120,000
Subsidiary minority member capital contributions funded by notes (see Note 6)	15,000	295,000
Subsidiary minority member distributions applied against notes and accrued interest (see Note 6)	22,000	69,000
Share payment (514,008 options exercised; 72,375 shares paid)
for stock option exercises (see Note 7)	---	321,000
Payment on notes receivable with 91,800 shares
of common stock (see Note 7)	---	521,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 12--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended September 30, 2005 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2004	$84,858	$4,957,146	$8,287,792	$13,329,796
Exercise of stock options (180,750 shares)	1,808	148,042	---	149,850
Merger with former parent (449,103 shares) Note 14	4,491	10,046,500	---	10,050,991
Net income	---	---	1,305,566	1,305,566
Balance September 30, 2005	$91,157	$15,151,688	$9,593,358	$24,836,203

NOTE 13--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$597,000	$717,000	$2,072,000	$1,602,000
Gross profit	$292,000	$440,000	$1,173,000	$818,000
Net income	$237,000	$78,000	$537,000	$126,000

The following amounts are from the balance sheet of the company’s 40% owned Ohio affiliate:

	September 30,	December 31,
	2005	2004
Current assets	$958,376	$945,321
Non-current assets	138,667	160,504
Total assets	$1,097,043	$1,105,825

Current liabilities	$244,539	$244,570
Non-current liabilities	---	---
Capital	852,504	861,255
Total liabilities and capital	$1,097,043	$1,105,825

NOTE 14--ACQUISITION OF PARENT COMPANY

On June 2, 2005, the company and its former parent, Medicore, Inc., which owned approximately 56% of the company, entered into an Agreement and Plan of Merger for Medicore to merge into the company for consideration consisting of approximately 5,271,000 shares of the company’s common stock. On September 21, 2005 the shareholders of Medicore and the company approved the merger, the articles of merger were filed, and the merger was completed. Each Medicore shareholder received .68 shares of the company’s common stock for each share of Medicore common stock, and Medicore’s ownership in the company of approximately 4,821,000 of the company’s common stock was retired resulting in approximately 9,116,000 shares of the company outstanding after the merger. See Note 5.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 14--ACQUISITION OF PARENT COMPANY--Continued

The following table summarizes the merger transaction:

Assets acquired:
Cash	$2,736,500
Other current assets	384,874
Fixed assets, net	1,042,849
Deferred tax asset	3,602,587
Other assets	5,831
Total assets acquired	7,772,641
Forgiveness of intercompany
indebtedness to former parent	5,206,136
12,978,777
Liabilities assumed:
Employment agreement liability	1,960,000
Accounts payable and accrued liabilities	967,786
Total liabilities assumed	2,927,786

Net assets acquired	$10,050,991

The deferred tax asset represents tax benefits from net operating loss carryforwards of the company’s former parent that can be utilized to satisfy future income tax liabilities of the company. Pursuant to Section 382 of the Internal Revenue Code, utilization of these acquired net operating losses are limited to certain amounts annually, though the company anticipates using all acquired operating losses prior to their expiration date. See Note 4.

In conjunction with the merger, a payment of $1,960,000 due pursuant to the employment agreement buyout of the CEO of the former parent, who is chairman of the company, was deferred and is reflected as a current liability on the company’s consolidated balance sheet at September 30, 2005.

The merger is intended to simplify the corporate structure and enable the ownership of the control interest in the company to be in the hands of the public shareholders. The merger will provide the company with additional capital resources to continue to build its dialysis business.

The results of operations of the company’s former parent are included in the company’s consolidated operating results effective with the merger. Pro forma results of operations if the merger had completed as of January 1, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating revenues	$11,703,000	$11,168,000	$33,851,000	$29,807,000
Net income	$624,000	$1,003,000	$1,498,000	$2,018,000

Earnings per share:
Basic	$.07	$.11	$.17	$.23
Diluted	$.07	$.11	$.16	$.22

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 15--SUBSEQUENT EVENTS, BANK LINE OF CREDIT

On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008. Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiary. Further, the obligations under the revolving line of credit are secured by the company’s pledge of its ownership in its subsidiaries. The credit facility, which has provision for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The company has the right to convert the base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenants and compliance requirements for this type of credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2005, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,”“estimate,”“expect,”“project,”“intend,”“plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in the “Risk Factors” section beginning on page 21 of our annual report on Form 10-K for the year ended December 31, 2004, as amended on Form 10-K/A1 dated August 9, 2005. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 26 outpatient dialysis centers, including a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also know as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of nine hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, specifically home peritoneal dialysis.

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

Quality Clinical Results

Our goal is to provide consistent quality clinical care to our patients from caring and qualified doctors, nurses, patient care technicians, social workers and dieticians. We have demonstrated an unwavering commitment to quality renal care through our continuous quality improvement initiatives. We strive to maintain a leadership position as a quality provider in the dialysis industry and often set our goals to exceed the national average standards.

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. 95.52% of our patients had a Kt/V level greater than 1.2, for the third quarter ended September 30, 2005.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11. 80.13% of our patients had a hemoglobin level greater than 11, for the third quarter ended September 30, 2005.

Vascular access is the ‘lifeline’ for hemodialysis patients. The Center for Medicare and Medicaid Services, CMS, has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system. 43.05% of DCA patients were dialyzed with a fistula during the third quarter ended September 30, 2005.

Patient Treatments

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
In center	39,627		32,991		113,747		90,774
Home peritoneal	4,345		3,682		12,326		9,542
Acute	1,461		2,123		5,540		6,284
	45,433	(1)	38,796	(1)	131,613	(1)	106,600	(1)

(1) Treatments by the two managed centers included: in-center treatments of 3,929 and 11,368 respectively, for the three months and nine months ended September 30, 2005, and 3,404 and 9,492 for the three months and nine months ended September 30, 2004; no home peritoneal treatments; and acute treatments of 44 and 170, for the three months and nine months ended September 30, 2005, and 48 and 95 for the three months and nine months ended September 30, 2004.

New Business Development

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. The company is currently constructing four new dialysis centers and is various stages of development with several others. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the quarter ended September 30, 2005 we had four start-up centers that incurred an aggregate of approximately $291,000 in net losses.

EPO Utilization

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

Reimbursement

Approximately 55% and 58% of our medical service revenues were derived from Medicare and Medicaid reimbursement for the three months and nine months ended September 30, 2005 compared to 56% in each of the same periods of the preceding year, with reimbursement rates established by CMS, and which rates are subject to legislative changes. A 1.6% composite rate increase has been established for 2005. Also for 2005, Medicare has modified the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Effective April 1, 2005, CMS implemented a case-mix adjusted payment methodology which is designed to pay differential composite service rates based upon a variety of patient characteristics. If the case-mix adjustment is not properly implemented it could adversely affect the Medicare reimbursement rates. This change was designed to be budget neutral. Dialysis treatments are typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services. Recently, there has been industry-wide reimbursement pricing pressure from private insurers, which, if continued, may limit our ability to maintain or raise rates to such payors. These limitations in pricing could have an adverse effect on our profit margins.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Medicare	51%	49	51	49
Medicaid and comparable programs	4	7	7	7
Hospital inpatient dialysis services	4	5	5	6
Commercial insurers and other private payors	41	39	37	38
	100%	100%	100%	100%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Outpatient hemodialysis services	$5,911	52%	$4,984	46%	$17,045	52%	$13,152	46%
Home peritoneal dialysis services	820	7	760	7	2,361	7	1,837	6
Inpatient hemodialysis services	458	4	576	5	1,568	5	1,686	6
Ancillary services	4,184	37	4,537	42	11,904	36	12,089	42
	$11,373	100%	$10,857	100%	$32,878	100%	$28,764	100%

Compliance

The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, including anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition. We have a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. Among the different programs is our Compliance Program, which has been implemented to assure our compliance with fraud and abuse laws and to supplement our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders.

Results of Operations

The following table shows rounded amounts for our results of operations (in thousands) and the percentage of medical service revenue represented by each line item for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
Medical service revenue	$11,373	100.0%	10,857	100.0%	$32,878	100.0%	$28,764	100.0%
Other income	108.9		121	1.1	357	1.1	431	1.5
Total operating revenues	11,481	100.9	10,978	101.1	33,235	101.1	29,195	101.5

Cost of medical services	7,179	63.1	6,052	55.7	20,446	62.2	16,952	58.9
Selling, general and administrative expenses	3,106	27.3	3,115	28.7	9,804	29.8	8,812	30.6
Provision for doubtful accounts	222	2.0	303	2.8	675	2.1	652	2.3
Total operating costs and expenses	10,507	92.4	9,470	87.2	30,295	94.1	26,416	91.8

Operating income	974	8.6	1,508	13.9	2,310	7.0	2,779	9.7

Other, net	(16)	(.1)	2	--	(26)	(.1)	37.1

Income before income taxes, minority
interest and equity in affiliate earnings	958	8.4	1,510	13.9	2,284	6.9	2,816	9.8

Income tax provision	352	3.1	554	5.1	971	3.0	1,048	3.6

Income before minority interest and
equity in affiliate earnings	606	5.3	956	8.8	1,313	4.0	1,768	6.1

Minority interest in income of
consolidated subsidiaries	(128)	(1.1)	(302)	(2.8)	(281)	(.9)	(489)	(1.7)

Equity in affiliate earnings	59	(.5)	122	1.1	274.8		173.6

Net income	$537	4.7%	$776	7.1%	$1,306	4.0%	$1,452	5.0%

Medical service revenues increased approximately $515,000 (5%) and $4,115,000 (14%) for the three months and nine months ended September 30, 2005, compared to the same periods of the preceding year with the increase largely attributable to a 17% increase in total dialysis treatments performed by the company from 35,344 during the third quarter of 2004 to 41,460 during the third quarter of 2005, and a 24% increase in total dialysis treatments performed by the company from 97,013 during the first nine months of 2004 to 120,075 during the first nine months of 2005. The increase in treatments resulted in increases of approximately $869,000 (14%) and $4,299,000 (26%) in treatment revenues compared to the same periods of the preceding year. The increase in treatments includes additional treatments at the five new centers opened during 2004 which have been in operation throughout 2005 and the two Pennsylvania centers acquired August 31, 2004, which have been in operation throughout 2005.

Approximately 29% and 28% of our medical services revenues for the three months and nine months ended September 30, 2005, and for the same periods of the preceding year was derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases. Beginning this year, Medicare is reimbursing dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of Health and Human Services, with complimentary increases in the composite rate. Management believes these changes have little impact on the company’s average Medicare revenue per treatment.

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

Operating income decreased by approximately $535,000 and $469,000 for the three months and nine months ended September 30, 2005, compared to the same periods of the preceding year, with the decrease largely attributable to start-up costs associated with our new centers and a decrease in our average revenue per treatment.

Other operating income decreased by approximately $13,000 and $74,000 for the three months and nine months ended September 30, 2005, compared to the same periods of the preceding year. There was a decrease in management fee income of $13,000 for the three months ended September 30, 2005 and an increase of $60,000 for the nine months ended September 30, 2005 compared to the same periods of the preceding year pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center. There was a gain on litigation settlement of $134,000 during the first quarter of 2004.

Cost of medical services sales as a percentage of sales amounted to 63% and 62% for the three months and nine months ended September 30, 2005, compared to 56% and 59% for the same periods of the preceding year, reflecting an increase in supply and payroll costs as a percentage of medical service sales.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, decreased by approximately $9,000 and increased by approximately $992,000 (11%) for the three months and nine months ended September 30, 2005, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers and pre-operating costs of new centers and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenues amounted to approximately 27% and 30% for the three months and nine months ended September 30, 2005, compared to 29% and 31% for the same periods of the preceding year.

Provision for doubtful accounts decreased approximately $81,000 for the three months ended September 30, 2005 and increased approximately $23,000 for the nine months ended September 30, 2005, compared to the same periods of the preceding year. The provision amounted to 2% of sales for the three months and nine months ended September 30, 2005 compared to 3% and 2% for the same periods of the preceding year. Medicare bad debt recoveries of $173,000 were recorded during the nine months ended September 30, 2005, with no such recoveries recorded during the first nine months of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 2% and 3% of sales for the three months and nine months ended September 30, 2005 compared to 3% and 2% for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

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

Other non-operating income (expense) increased approximately $33,000 and $65,000 for the three months and nine months ended September 30, 2005, compared to the same periods of the preceding year. This includes an increase in interest income of $15,000 and $36,000, an increase in rental income of $2,000 and $6,000, an increase in miscellaneous other income of $8,000 for the three months and a decrease of $1,000 for the nine months ended September 30, 2005, and a decrease in interest expense to unrelated parties of $8,000 and $24,000 with the effect of decreased average non-inter-company borrowings more than offsetting an increase in average interest rates. Interest expense to our former parent, Medicore, Inc., increased $51,000 and $130,000 for the three months and nine months ended September 30, 2005 compared to the same periods of the preceding year as a result of an increase in the intercompany advance payable to our former parent and borrowings under a demand promissory note payable to our former parent and increases in the average interest rates on these borrowings. Both the intercompany advance payable and the demand promissory note payable, as well as accrued interest on the note, were forgiven in conjunction with our merger with our former parent. The prime rate was 6.75% at September 30, 2005, and 5.25% at December 31, 2004. See Notes 1, 3 and 5 of “Notes to the Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the developmental stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations. See “Start-up Losses” above under this Item 2.

Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio affiliate. See Notes 1 and 13 to “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Working capital totaled approximately $7,530,000 at September 30, 2005, which reflected an increase of $3,887,000 (107%) during the nine months ended September 30, 2005. Included in the changes in components of working capital was an increase in cash and cash equivalents of $2,810,000, which included net cash provided by operating activities of $860,000; net cash used in investing activities of $1,178,000 (including additions to property and equipment of $4,155,000, $2,737,000 net cash received upon our merger with our former parent, and distributions of $277,000 received from our 40% owned Ohio affiliate); and net cash provided by financing activities of $3,128,000 (including an increase in advances payable to our former parent of $162,000, an increase in the note payable to our former parent of $3,096,000, debt repayments of $400,000, receipts of $150,000 from the exercise of stock options, capital contributions of $434,000 by subsidiary minority members and distributions of $313,000 to subsidiary minority members). See Notes 1, 11 and 14 to “Notes to Consolidated Financial Statements.”

Net cash provided by operating activities consists of net income before non-cash items, consisting of depreciation and amortization of $1,244,000, bad debt expense of $675,000, deferred income tax benefits of $60,000, income applicable to minority interest of $281,000, and equity in affiliate earnings of $274,000. Significant changes in components of working capital, in addition to the $2,810,000 increase in cash included an increase in prepaid and refundable income taxes of $1,261,000 resulting largely from our ability to utilize tax benefits from the net operating loss carryforwards of our former parent, an employment contract liability of $1,960,000 resulting from our merger with our former parent, and a decrease of $1,462,000 in the balance of our note and accrued interest payable to our former parent as a result of our merger with our former parent. See Notes 11 and 14 to “Notes to Consolidated Financial Statements.” The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a development loan for our Vineland, New Jersey subsidiary, which loan is guaranteed by us. This loan had a remaining principal balance of $590,000 at September 30, 2005 and $610,000 at December 31, 2004. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $643,000 at September 30, 2005 and $675,000 at December 31, 2004. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines for some of our facilities, which had an outstanding balance of approximately $465,000 at September 30, 2005, and $814,000 at December 31, 2004. There was no additional equipment financing under this agreement during the first quarter of 2005 or the first quarter of the preceding year. See Note 3 to “Notes to Consolidated Financial Statements.”

During the first nine months of 2005, we borrowed approximately $3,096,000 under a demand promissory note to our former parent with $4,531,000 outstanding at September 21, 2005 at the time of our merger with our former parent and $1,435,000 outstanding at December 31, 2004. The principal balance of $4,531,000 and $64,000 of accrued interest were forgiven as part of our merger with our former parent. See Notes 5 and 14 to “Notes to Consolidated Financial Statements.”

Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $750,000 to $1,000,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. While our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings. See “Start-up Losses” above under this Item 2.

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and financing from our former parent, Medicore, Inc. See Notes 5 and 14 to “Notes to Consolidated Financial Statements” and “Merger with Our Former Parent, Medicore, Inc.” below. While we anticipate that adequate third-party financing will continue to be available no assurance can be given that we will be successful in implementing our growth strategy, or that adequate financing will continue to be available to support our expansion.

In October 2005, we obtained a $15,000,000 bank revolving line of credit to assist with our future expansion and to meet general working capital requirements. See Note 15 to “Notes to Consolidated Financial Statements.”

Merger with Our Former Parent, Medicore, Inc.

Effective September 21, 2005, the company and Medicore, Inc., the company’s former parent, completed the merger of Medicore with and into the company pursuant to the provisions of the Agreement and Plan of Merger between the company and Medicore, dated June 2, 2005. In accordance with the terms of that Agreement, on September 21, 2005, the outstanding shares of Medicore common stock were deemed cancelled and converted into the right to receive .68 of a share of the company for each common share of Medicore outstanding on that date.

In connection with the merger there was a net issuance of approximately 449,000 common shares of the company resulting in approximately 9,116,000 common shares of the company outstanding after the merger. The net issuance gives effect to an aggregate of approximately 5,271,000 common shares issued by the company to former shareholders of Medicore based upon the .68 exchange ratio, and the cancellation of 4,821,244 common shares of the company owned by Medicore prior to the merger.

The merger enabled the control interest in the company to be in the hands of the public stockholders and provides the company with additional capital resources to continue its growth. See Note 14 to “Notes to Consolidated Financial Statements,” and Item 1, “Legal Proceedings” under Part II, “Other Information” of this quarterly report.

New Accounting Pronouncements

In November, 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 requires companies to recognize as current-period charges abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

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

In May, 2005, the FASB issued FASB 154 (“FAS 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect FAS 154 to have a significant effect on its financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,102,000 at September 30, 2005.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $1,233,000 at September 30, 2005.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $8,000 on our results of operations for the nine months ended September 30, 2005.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2005, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act, which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b) Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter or subsequent to the evaluation as described in subparagraph (a) above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

Putative class and derivative actions filed in Florida and Maryland with the company named as a nominal defendant, and having named the company’s board members and former parent, Medicore, Inc., as defendants, regarding the merger of our former parent with the company, have been reported in Part II, Item 1, “Legal Proceedings” of the company’s quarterly report for the first quarter ended March 31, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders.

On September 21, 2005, the company held its annual meeting of shareholders to vote on three matters: (i) the adoption of the Agreement and Plan of Merger dated June 2, 2005, pursuant to which the company’s former parent, Medicore, Inc., would be merged into the company; (ii) the election of five directors, Messrs. Thomas K. Langbein, Stephen W. Everett, Robert W. Trause, Peter D. Fischbein and Alexander Bienenstock, all of whom had been serving as directors of the company; and (iii) the ratification of the appointment of Moore Stephens, P.C. as independent auditors for the company for fiscal 2005.

The company did not solicit proxies, since its former parent, Medicore, owned 56% of the outstanding shares, and provided its shareholders with an information statement which was included with Medicore’s proxy statement for its annual meeting to adopt certain matters, including the merger transaction, in the proxy statement/prospectus distributed to shareholders. The proxy statement/prospectus was part of the company’s registration statement filed with the SEC for the company’s common stock to be issued to the Medicore shareholders in the merger.

There were 6,105,542 shares of the company’s common stock represented at the annual meeting, representing approximately 70% of the outstanding shares. All of such shares voted for (i) the adoption of the Agreement and Plan of Merger; (ii) the election of each of the five above-named directors; and (iii) the ratification of the appointment of Moore Stephens, P.C. as the company’s independent auditors for fiscal 2005. There were no votes against or any abstentions with respect to any of the three proposals, including any individual director-nominee.

Item 6.  Exhibits

2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Agreement and Plan of Merger between the Company and Medicore, Inc. dated June 2, 2005 (incorporated herein by reference to Annex A to the proxy statement/prospectus included in and made a part of the Registration Statement on Form S-4/A-1 (File No. 333-125515) filed by the company with the SEC on August 10, 2005).

3 Articles of Incorporation and Bylaws

3.1
Articles of Incorporation (incorporated by reference to the company’s registration statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 15, 1996, registration no. 33-80877-A (“Registration Statement”), Part II, item 27).

3.2	By-laws (incorporated by reference to the company’s Registration Statement, Part II, Item 27).

31 Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32 Section 1350 Certifications

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

* In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIALYSIS CORPORATION OF AMERICA

Dated: November 11, 2005	By:	/s/ DANIEL R. OUZTS

DANIEL R. OUZTS, Vice President of Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer

EXHIBIT INDEX

 Exhibit No.

2 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Agreement and Plan of Merger between the Company and Medicore, Inc. dated June 2, 2005 (incorporated herein by reference to Annex A to the proxy statement/prospectus included in and made a part of the Registration Statement on Form S-4/A-1 (File No. 333-125515) filed by the company with the SEC on August 10, 2005).

3 Articles of Incorporation and Bylaws

3.1
Articles of Incorporation (incorporated by reference to the company’s registration statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 15, 1996, registration no. 33-80877-A (“Registration Statement”), Part II, item 27).

3.2	By-laws (incorporated by reference to the company’s Registration Statement, Part II, Item 27).

31 Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32 Section 1350 Certifications

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

* In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.