Form 10-K
period 2005-12-31
DIALYSIS CORP OF AMERICA
filed 2006-03-31
CIK 201653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to __________
Commission file number 0-8527

DIALYSIS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

FLORIDA	59-1757642
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

1302 CONCOURSE DRIVE, SUITE 204, LINTHICUM, MARYLAND	21090
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 694-0500

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
common stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. Check One
Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price at which the common equity was sold on June 30, 2004 was approximately $12,410,000.

As of March 29, 2006, the Company had  9,505,846 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Registration Statement on Form SB-2 dated December 22, 1995, as amended February 9, 1996, April 2, 1996 and April 15, 1996, Registration No. 33-80877-A Part II, Item 27, Exhibits, incorporated in Part IV of this Annual Report.

Registrant’s Annual Report, Form 10-K for the year ended December 31, 1999 and 2002, Part IV, Exhibits, incorporated in Part IV of this Annual Report.

Registrant’s Registration Statement on Form S-4/A-1 dated June 3, 2005, as amended August 10, 2005, Registration No. 333-125515, Annex A to the Proxy Statement/Prospectus, incorporated in Part IV of this Annual Report.

i

DIALYSIS CORPORATION OF AMERICA

Index to Annual Report on Form 10-K
Year Ended December 31, 2005

ii

iii

Part I

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this Annual Report on Form 10-K dated March 30, 2006 and the documents incorporated by reference in this Annual Report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors” section beginning on page 21 of this Annual Report. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this Annual Report. You should read this Annual Report, the exhibits attached and the documents incorporated by reference completely and with the understanding that the company’s actual results may be materially different from what we expect.

The forward-looking statements speak only as of the date of this Annual Report, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

Item 1. Business

Historical

We are a Florida corporation organized in 1976. Our primary business is the operation of kidney dialysis centers and other dialysis services. We develop and operate outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease, or ESRD. We also provide acute inpatient dialysis treatments in hospitals, homecare services and dialysis center management services. We became a public company in 1977, and went private in 1979. We began construction of new centers in 1995, and in 1996 once again became a public company. We currently operate 29 outpatient dialysis facilities including three centers we acquired in the first quarter of 2006 a dialysis center in Ohio in which we hold a 40% interest, and an unaffiliated center in Georgia, each of which we manage pursuant to management services agreements. During 2005, we opened three dialysis centers: one in each of Maryland, Ohio, and South Carolina. We are in the process of developing five new centers: two in South Carolina, one in Pennsylvania and two in Georgia. We acquired a Virginia center and two Maryland centers in February 2006. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent in September 2005, the company also engages in medical product sales.

Our principal executive offices are located at 1302 Concourse Drive, Suite 204, Linthicum, Maryland 21090, and you may contact us as follows:

telephone: (410) 694-0500
fax: (410) 694-0596
email: info@dialysiscorporation.com

Our internet website can be found at www.dialysiscorporation.com. You may obtain through our internet website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed with the SEC, press releases, corporate profiles and corporate governance materials. We also make those documents available to shareholders free of charge upon request.

Merger With Our Former Parent, Medicore, Inc.

Effective September 21, 2005, we completed the merger of Medicore, Inc., our former parent company, with and into our company pursuant to the provisions of the Agreement and Plan of Merger between us and Medicore, dated June 2, 2005. In accordance with the terms of that Agreement, on September 21, 2005, the outstanding shares of Medicore common stock were deemed cancelled and converted into the right to receive .68 of a share of our common stock for each common share of Medicore outstanding on that date.

In connection with the merger there was a net issuance of approximately 449,000 of our common shares resulting in approximately 9,116,000 common shares of Dialysis Corporation of America outstanding after the merger. The net issuance gives effect to an aggregate of approximately 5,271,000 common shares issued by us to former shareholders of Medicore based upon the .68 exchange ratio, and the cancellation of 4,821,244 of our common shares owned by Medicore prior to the merger.

The merger enabled the control interest in our company to be in the hands of the public stockholders and provides us with additional capital resources to continue its growth. See Note 16 to “Notes to Consolidated Financial Statements,” and Item 3, “Legal Proceedings” under Part I of this annual report.

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

Our medical services revenue is derived primarily from four sources: (i) outpatient hemodialysis services (52%, 46% and 47% of medical services revenue for 2005, 2004 and 2003, respectively); (ii) home peritoneal dialysis services (7%, 7%, and 4% of medical services revenue for 2005, 2004 and 2003, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (5%, 5% and 7% of medical services revenue for 2005, 2004 and 2003, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin (“EPO”), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia), (36%, 42% and 42% of medical services revenue for 2005, 2004 and 2003, respectively with EPO representing 28% of medical services revenue in each of these years). Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients. ESRD patients normally receive 156 dialysis treatments each year.

Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services (“HHS”). The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts. Further, our operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates. From commencement of the Medicare ESRD program in 1972 through 1983, the ESRD composite rate was unchanged, and thereafter decreased over the years until January, 2000, when the rate was minimally increased by Congress, and further minimally increased in January, 2001. However, Congress approved a 1.6% composite rate increase for each of 2005 and 2006. In 2005, Medicare implemented an additional change in the manner it reimburses dialysis treatments, which includes a pricing revision to the current average wholesale price for separately billable drugs and biologicals. Effective January 1, 2006, payments for pharmaceuticals (including EPO) are set at the pharmaceutical’s average sales price as determined by the Inspector General of HHS, plus 6%, which is less than the average acquisition price used in 2005. Effective April, 2006, CMS is implementing a policy for monitoring the dosage of EPO based upon the patient’s hematocrit level and for limiting the quantity of EPO that can be administered in any one month. Medicare has implemented a case mix payment system, adjusting the composite rate for a limited number of patient characteristics. The increase in the composite rate is intended to offset reductions in pharmaceutical reimbursements. See under this Item 1, “Operations - Medicare Reimbursement” and Item 1A, “Risk Factors.” Commercial third-party reimbursement rates, which have increased as a percentage of our revenues over the last two years, are also susceptible to reduction. See “Operations - Medicare Reimbursement.” The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals. Typically these rates are at least equivalent to or higher than the government fixed rates on a per treatment basis.

Stock Split

On January 28, 2004, the company affected a two-for-one stock split. All share and per share data, including option information, in this Annual Report on Form 10-K for the year ended December 31, 2005, has been adjusted to reflect the stock split.

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

Based upon information published by CMS, the number of ESRD patients requiring dialysis treatments in the United States at December 31, 2003 was approximately 325,000, and continues to grow at a rate of approximately 3% to 4% a year. This is thought to be attributable primarily to the aging of the population, greater patient longevity as a result of improved dialysis technology, and better treatment and survival rates for illnesses that lead to chronic kidney disease. The statistics further reflect over 4,500 dialysis facilities, with a current annual cost for treating ESRD patients in the United States at approximately $27 billion at December, 2003, of which Medicare accounted for approximately $18 billion.

ESRD Treatment Options

Treatment options for ESRD patients include (1) hemodialysis, performed either at (i) an outpatient facility, or (ii) inpatient hospital facility, or (iii) the patient’s home; (2) peritoneal dialysis, either continuous ambulatory peritoneal dialysis or continuous cycling peritoneal dialysis; or (3) kidney transplant. A significant portion of ESRD patients receive treatments at non-hospital owned outpatient dialysis facilities (according to CMS, approximately 80%) with most of the remaining patients treated at home through hemodialysis or peritoneal dialysis. Patients treated at home are monitored by a designated outpatient facility.

The most prevalent form of treatment for ESRD patients is hemodialysis, which involves the use of an artificial kidney, known as a dialyzer, to perform the function of removing toxins and excess fluids from the bloodstream. This is accomplished with a dialysis machine, a complex blood filtering device which takes the place of certain functions of the kidney, and also controls external blood flow and monitors the toxic and fluid removal process. The dialyzer has two separate chambers divided by a semi-permeable membrane, and simultaneously with the blood circulating through one chamber; dialyzer fluid is circulated through the other chamber. The toxins and excess fluid pass through the membrane into the dialysis fluid. On the average, patients usually receive three treatments per week with each treatment taking three to five hours. Dialysis treatments are performed by teams of licensed nurses and trained technicians pursuant to the staff physician’s instructions.

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

Business Strategy

Dialysis Corporation of America has 29 years’ experience in developing and operating dialysis treatment facilities. Our priority is to provide quality patient care. We intend to continue to establish alliances with physicians and hospitals and attempt to initiate dialysis service arrangements with nursing homes and managed care organizations.

We continue to actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities. We are in the process of developing five new dialysis centers; and have acquired three centers in early 2006. We are in different phases of negotiations with physicians for potential new facilities in a variety of states.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. Same center growth relates to those centers that have been operable for at least 12 months or have exhibited consistent profitability, whichever first occurs. During fiscal 2005, we experienced approximately 7.3% increase in dialysis treatments for our facilities that qualified to be included in same center growth.

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

Expansion is approached primarily through the development of our own dialysis facilities. Acquisition of existing outpatient dialysis centers is a faster but typically more costly means of growth. The primary reason for physicians selling or participating in the development of centers is the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice. Other motivating forces are the physician’s desire to be part of a larger organization allowing for economies of scale and the ability to realize a return on their investment if they have an interest in the dialysis entity.

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

On October 24, 2005, we entered into a Credit Agreement with KeyBank National Association for a three year, $15,000,000 revolving credit facility intended to provide available funds for the development and acquisition of new dialysis facilities and for other general working capital and corporate purposes. This financing agreement is secured by our ownership interest in each of our subsidiaries. Additionally, each of our wholly-owned subsidiaries and any future wholly-owned subsidiary is and will be a guarantor of our obligation under the credit facility. Both base rate loans and LIBOR loans may be obtained with the interest rate to include the applicable margin based on the type of loan. We did not utilize this credit facility during 2005. We borrowed $1,500,000 under this financing agreement in January 2006. See Note 2 to “Notes to Consolidated Financial Statements.”

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

Operations

Location, Capacity and Use of Facilities

We operate 29 outpatient dialysis facilities in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and South Carolina, including an Ohio dialysis center in which we hold a 40% interest and which we operate in conjunction with the majority owner, the medical director of that center, and an unaffiliated center in Georgia which we manage. These dialysis facilities have a total designed capacity of 404 licensed stations.

Of our 29 dialysis facilities, 27 are owned by us through subsidiaries as follows: 14 wholly-owned subsidiaries, one of which owns two facilities, and 12 majority-owned subsidiaries in conjunction with the medical directors of those centers who hold minority interests. In addition we hold a minority 40% interest in an Ohio facility through a subsidiary that we manage under contract. We also manage an unaffiliated dialysis center in Georgia. One of the Pennsylvania and one of the Georgia dialysis centers are located on properties that we own and lease to our subsidiaries. Our Cincinnati, Ohio dialysis center is leased from a corporation owned by the medical director of that center who, together with his wife, holds a minority interest in the subsidiary operating that center. See Item 2, “Properties.”

We had given the non-affiliated owner of the facility in Georgia that we manage a put option to sell to one of our subsidiaries all the assets of that Georgia dialysis facility. Our subsidiary held a call option to purchase the assets of the Georgia facility. Each of the put and call options were exercisable through September, 2005. In August, 2005, our subsidiary notified the owner of the Georgia facility of its intent to exercise the call option and negotiate the acquisition of the facility’s assets from the owner. Subsequently, the parties agreed to defer the asset acquisition and to extend the call option held by our subsidiary through December 31, 2006. The threshold for the exercise of the put option was never attained and the put option expired unexercised in September, 2005 and has not been extended. See Note 7 to “Notes to Consolidated Financial Statements.”

Additionally, the company provides acute care inpatient dialysis services to nine hospitals in areas serviced by our dialysis facilities. We are in the process of negotiating additional acute dialysis services contracts in the areas surrounding our facilities and in tandem with development of future proposed sites. Furthermore, most of our dialysis facilities have the capacity to provide training, supplies and on-call support services for home peritoneal patients. Dialysis Corporation of America provided approximately 179,000 hemodialysis treatments in 2005, an increase of approximately 30,000 treatments compared to fiscal 2004.

We estimate that on average our centers were operating at approximately 48% of capacity as of December 31, 2005, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week. We believe we can increase the number of dialysis treatments at our centers without making significant additional capital expenditures.

Operations of Dialysis Facilities

Our dialysis facilities are designed specifically for outpatient hemodialysis and generally contain, in addition to space for dialysis treatments, a nurses’ station, a patient weigh-in area, a supply room, water treatment space used to purify the water used in hemodialysis treatments, a dialyzer reprocessing room (where, with both the patient’s and physician’s consent, the patient’s dialyzer is sterilized for reuse), staff work area, offices and a staff lounge. Most of our facilities have a designated area for training patients in home dialysis. Each facility also offers amenities for the patients, such as a color television with headsets for each dialysis station, to ensure the patients are comfortable and relaxed.

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

Inpatient Dialysis Services

We presently provide inpatient dialysis services to nine hospitals in Georgia, Ohio, Pennsylvania, and Virginia under agreements either with us or with one of our subsidiaries in the area. The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party. Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

Ancillary Services

Our dialysis facilities provide certain ancillary services to ESRD patients including the administration of certain prescription drugs, such as EPO, upon a physician’s prescription. EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients. EPO decreases the necessity for blood transfusions in ESRD patients. There is only one manufacturer of EPO in the United States and there are currently no alternative products that perform the functions of EPO available to dialysis treatment providers. Although we have a good relationship with this manufacturer and have not experienced any problems in receipt of our supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on our operating revenue and income.

Physician Relationships

An integral element to the success of a facility is its association with area nephrologists. A dialysis patient generally seeks treatment at a facility near the patient’s home where the patient’s nephrologist has an established practice. Consequently, we rely on our ability to develop affiliations with area nephrologists.

The conditions of a facility’s participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician. We retain, by written agreement, qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities. The medical directors are typically a source of patients treated at the particular center served. Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies. The medical directors of eleven of our centers have a minority ownership interest in the center they service, and an Ohio affiliate is majority owned by the medical director of that facility. We make every effort to comply with federal and state regulations concerning our relationship with the physicians and the medical directors treating patients at our facilities. See “Government Regulation” below. We know of no limitations on physician ownership in our subsidiaries.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. The national average for 2003, the most recent data available, indicated 91% of dialysis patients had a Kt/V level greater than 1.2, while approximately 95% of our patients had a Kt/V level greater than 1.2, for 2004 and 2005.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  The national average for 2004 indicated 80% of dialysis patients had a hemoglobin level greater than 11, while approximately 80% and 81% of our patients had a hemoglobin level greater than 11, for 2004 and 2005, respectively.

Vascular access is the “lifeline” for hemodialysis patients. CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system. 43% of DCA patients were dialyzed with a fistula during the year ended December 31, 2005.

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

Medicare Reimbursement

We are reimbursed primarily by Medicare under a prospective reimbursement system for chronic dialysis services, and by third party payors including Medicaid and commercial insurance companies. Our dialysis facilities are certified to participate in the Medicare program. Under the Medicare system, the reimbursement rates are fixed in advance and limit the allowable charge per treatment, but provide us with predictable and recurring per treatment revenues and allows us to retain any profit earned. An established composite rate set by CMS governs the Medicare reimbursement available for a designated group of dialysis services, including dialysis treatments, supplies used for such treatments, certain laboratory tests and medications.

Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, for which the allowable rate for 2005 was $9.76 per 1000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients. Approximately 28% of our medical services revenue in 2005 was derived from providing dialysis patients with EPO. CMS limits the EPO reimbursement based upon patients’ hematocrit levels. CMS has issued a new payment coverage policy for EPO, which will be effective April 1, 2006. This new policy restricts payments based on EPO doses for certain patients and may affect physician prescription patterns as they adopt the new policy. Other ancillary services, mostly other drugs, account for approximately an additional 10% of our medical services revenue. We submit claims monthly and are usually paid by Medicare within 14 days of the submission.

There have been a variety of proposals to Congress for Medicare reform. We are unable to predict what, if any, future changes may occur in the rate of reimbursement. Congress approved a 1.6% composite rate increase for each of 2005 and 2006. Medicare reimburses dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs, and for other ESRD drugs Medicare reimburses at an amount equal to the average sale price of the drug as determined by the Inspector General of HHS, plus 6%; and the composite rate has been increased by an amount estimated by HHS to be the dialysis provider’s average profit for these drugs. To make this change budget-neutral, a drug add-on composite has been included. Accordingly, CMS determined that the Medicare ESRD composite rate would increase by approximately 8.7% or $11 per treatment, and that payments for separately billable drugs would be reduced as described above. As of April 1, 2005, CMS reimburses providers using a case mix formula. CMS adjusted reimbursements based on predefined patient parameters such as patient height, weight and age. Congress has mandated a budget neutrality factor adjustment so that aggregate payments under the system equal payments that would have been made without the case mix adjustments and the add-on composite for reimbursement of the drugs. Management believes there is minimal impact on its average Medicare revenue per treatment as a result of these changes in Medicare reimbursement. Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our business, revenues and net earnings.

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

Sources of Medical Services Revenue

	Year Ended December 31,
	2005	2004	2003
Medicare	51%	48%	54%
Medicaid and Comparable Programs	8%	8%	8%
Hospital inpatient dialysis services	5%	6%	7%
Commercial and private payors	36%	38%	31%

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

Certification and Reimbursement

Our dialysis centers must meet certain requirements, including, among others, those relating to patient care, patient rights, medical records, the physical set-up of the center, and personnel, in order to be certified by CMS, to be covered under the Medicare program and to receive Medicare reimbursement. See above under “Operations - Medicare Reimbursement.” Our dialysis centers are certified under the Medicare program, and except for two new centers awaiting certification, our dialysis centers are certified under applicable state Medicaid programs.

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

As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician. The compensation of our company’s medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician’s professional qualifications. The medical director’s fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center. Eleven of our outpatient dialysis centers are owned jointly between us and physicians who, in most cases, hold a minority position through a professional association. One of our facilities in Ohio is majority-owned by the medical director of that facility. These physicians also act as the medical directors for those facilities. We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute. Many of these physicians’ patients are treated at our facilities. We believe that the value of the minority interest in a subsidiary acquired by the physician has been consistent with the fair market value of the cash consideration paid, assets transferred to, and/or services performed by that physician for the subsidiary, and there is no intent to induce referrals to any of our centers. See “Business - Physician Relationships” above. We believe our arrangements with our medical directors are in material compliance with applicable law. Several states in which we operate have laws prohibiting physicians from holding financial interests in various types of medical facilities. If these statutes are interpreted to apply to relationships we have with our medical directors who hold a percentage ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties.

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

The final HIPAA security regulations governing the security of health information that is maintained or transmitted electronically were published in February, 2003. These regulations generally require implementation of safeguards for ensuring the confidentiality of electronic health information. Most covered entities had until April 21, 2005 to comply with the standards. Management believes it is currently in compliance with the HIPAA security standards.

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

Medical Products

Subsequent to our merger with our former parent company, Medicore, Inc., we are engaged in the development and distribution of medical products, primarily disposables, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies. Products distributed include exam gloves, prepackaged swabs and bandages and glass tubing products for laboratories. We additionally distribute a line of blood lancets used to draw blood for testing. The lancets are distributed under the names Producers of Quality Medical Disposables™, Lady Lite™, our brand name Lite Touch, or under a private label if requested by the customer. Medical devices are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance or a Premarket Approval Application. A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed product. We received 510(k) clearance for our blood lancet line and insulin syringes, and for the sterile products. Our medical products are subject to continuing FDA oversight, including labeling, “good manufacturing practices,” as defined in FDA regulations, and adverse event reporting, none of which adverse events have occurred to date. Although we hold three patents related to our lances (see “Patents and Trade Names” below), and obtained required FDA approval relating to the production of lancets, we are no longer manufacturing these products. Marketing of medical products is conducted by independent manufacturer representatives and our employees.

Competition

The dialysis industry is highly competitive. There are numerous providers who have dialysis centers in the same areas as our centers. Many are owned by larger corporations, which operate dialysis centers regionally, nationally and internationally. Our operations are small in comparison with those corporations. Some of our major competitors are large public companies, including Fresenius Medical Care, Inc., and DaVita, Inc. These companies have substantially greater financial resources, significantly more centers, patients and services than we do, and by virtue of such may have an advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target. Moreover, competition for acquisitions has increased the cost of acquiring existing dialysis centers. Fresenius also manufactures and sells dialysis equipment and supplies, which may provide it with a greater competitive edge. We also face competition from hospitals and physicians that operate their own dialysis facilities.

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

The medical products industry is extremely competitive and our medical supplies operations are not a significant competitive factor in this area.

Employees

As of March 1, 2006, our company had 352 full time employees, including administrators, licensed practical nurses, registered nurses, technical specialists, patient care technicians, clerical employees, social workers, dietitians, corporate staff and 4 employees in the medical products operations. We retain 31 part-time employees consisting of registered nurses, patient care technicians and clerical employees. We also utilize 110 per diem personnel to supplement staffing.

We retain 22 independent contractors and sub-contractors who include social workers and dietitians at our Maryland, New Jersey, Ohio, Pennsylvania, Virginia and certain Georgia facilities. These contractors are in addition to the medical directors, who supervise patient treatment at each facility.

We believe our relationship with our employees is excellent and we have not suffered any strikes or work stoppages. None of our employees is represented by any labor union. We are an equal opportunity employer.

Item 1A. Risk Factors

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

Until fiscal 2001, we had experienced operational losses

Since 1989, when we sold four of our five dialysis centers, we had experienced operational losses. Not until fiscal 2001 did we reflect net income. We initiated an expansion program in 1995, opening two new dialysis centers that year, and to date operate and/or manage 29 centers in the states of Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and South Carolina, and we have five centers in development. Some of our dialysis centers have generated losses since their commencement of operations and, although typical to newly established facilities, some continue to generate losses after 12 months of operations. This is due to operational costs and time needed to reach maturity of dialysis treatments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Dialysis operations are subject to extensive government regulation

Our dialysis operations are subject to extensive federal and state government regulations, which include:

•	licensing requirements for each dialysis center
•	government healthcare program participation requirements
•	reimbursement for patient services
•	patient referral prohibitions; broad federal and state anti-kickback regulations
•	false claims prohibitions for health care reimbursement and other fraud and abuse regulations
•	record keeping requirements
•	health, safety and environmental compliance
•	expanded protection of the privacy and security of personal medical data
•	standards for the exchange of electronic health information; electronic transactions and code sets; unique identifiers for providers
•	medical waste disposal regulations

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

In February, 2005, CMS published a proposed rule that would revise the conditions for coverage for dialysis facilities. The revised conditions would establish performance expectations and promote continuous quality improvement. These rules are subject to revision and would not become effective until issued in final form. Until the rules are finalized, it is impossible to predict what impact any revisions to the conditions of coverage will have on our business or our operating results.

Our arrangements with our physician medical directors do not meet the safe harbor provisions of federal and state laws, and may subject us to greater governmental scrutiny

Neither our arrangements with the medical directors of our facilities, typically retained by us as independent contractors under a fixed fee medical director agreement, nor the minority ownership interests of physicians in certain of our dialysis facilities meet all of the requirements of safe harbors to the Anti-Kickback Statute and similar state laws. These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. Transactions that do not fall within a safe harbor may be subject to greater scrutiny by enforcement agencies.

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

There has been increased governmental focus and enforcement with respect to anti-fraud initiatives as they relate to healthcare providers

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Legislation has expanded the penalties for healthcare fraud, including broader powers to exclude providers from the Medicare and Medicaid programs. We have established policies and procedures that we believe are sufficient to ensure that our facilities will operate in substantial compliance with these anti-fraud requirements. While we believe that our business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Anti-fraud actions could have an adverse effect on our financial position and results of operations.

Our revenues and financial stability are dependent on fixed reimbursement rates under Medicare and Medicaid

During 2003, 2004 and 2005, approximately 54% , 48% and 51%, respectively of our patient revenues was derived from Medicare reimbursement, and 8% of our patient revenues in each of these years was derived from Medicaid and equivalent programs. Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect our revenues and profitability.

Federal and state governments seek to maintain, if not reduce, costs, and any such actions in the healthcare industry could adversely affect our revenues and earnings, including the following:

•	reductions in payments to us or government programs in which we participate
•	increases in labor and supply costs, which we do experience, without comparable governmental reimbursement rate increases
•	inclusion in the flat composite rate for dialysis treatments those ancillary services which we currently bill separately

In November, 2005, CMS released the final physician fee schedule for 2006. A number of provisions contained in the fee schedule will affect dialysis facilities. First, CMS revised the geographic designations and wage index adjustment applied to the composite payment rate. CMS will eliminate the wage index cap, currently set at 1.3, and will reduce the wage index floor for 2006 to 0.85 from 0.98. Revisions to the geographic adjustments applicable to composite rate payments will be phased in over a four year period. For 2006, 75% of the wage adjusted composite rate will reflect the old geographic adjustments and 25% will reflect the revised adjustments.

CMS also revised its drug payment methodology, moving from average acquisition cost pricing to average sales price plus 6%. While these rates will result in lower payments for pharmaceuticals, the composite rate was concurrently increased with a revision to the drug add-on adjustment from 1.087 to 1.147. CMS is continuing the case mix adjustments finalized in 2005 whereby providers receive higher composite rate payments for certain patients based on age, body mass index and body surface area.

Management does not believe that in the aggregate these changes in Medicare reimbursement have significantly impacted our operations, expenses or earnings. Future changes in the structure of, and payment rates under, the Medicare program could substantially reduce our earnings.

Decreases in reimbursement payments from third-party, non-government payors could adversely affect our earnings

Any reduction in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect our business. Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue. We estimate approximately 38%, 44% and 41% of our patient revenues for 2003, 2004 and 2005, respectively, was obtained from sources other than Medicare or Medicaid and equivalent programs. We generally charge non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and equivalent rates. If private payors reduce their payments or we experience a shift in revenue mix toward Medicare or Medicaid reimbursement, then our revenue, cash flow and earnings would decrease, and our cash flow and profits would be disproportionately affected.

Any decrease in the availability of or the reimbursement rate of EPO would reduce our revenues and earnings

EPO, a bio-engineered drug used for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc. There currently is no alternative drug available to us for the treatment of anemia of our dialysis patients. The available supply of EPO could be delayed or reduced, whether by Amgen itself, through unforeseen circumstances, or as a result of excessive demand. In addition, Amgen could increase the price of EPO. This would adversely impact our revenues and profitability, since approximately 28% of our medical revenues in each of 2003, 2004 and 2005 were based upon the administration of EPO to our dialysis patients.

If government or private payors reduce reimbursement for EPO, then our revenues and earnings will decline. Most of our EPO reimbursement is from government programs. For 2005, Medicare and Medicaid reimbursement represented 72% of the total revenue derived from EPO. In 2005, CMS revised its rules for reimbursement of pharmaceuticals, including EPO, which resulted in a net reduction of average Medicare payment rates. In 2006, reimbursement for EPO will be at the average sales price plus 6%, which will result in lower reimbursement for pharmaceuticals, but offset by the 1.6% composite rate increase.

Changes in Medicare reimbursement criteria may also impact EPO revenue. In 2005, CMS adopted a national monitoring policy for EPO claims. This policy, which will be effective April, 2006, may have an adverse impact on our net revenue and earnings. Under the new policy, CMS will initiate monitoring when patient hematocrit levels reach a threshold of 39.0. CMS expects a 25% reduction in the dosage of EPO for patients whose hemotocrit exceeds this threshold. If dosage is not reduced, payment will be made as if the reduction had occurred. The policy also limits the quantity of EPO that can be administered in a month, regardless of hematocrit levels. We have revised our protocols on anemia management to address this policy.

The implementation of the case-mix adjustment could adversely affect our revenues, profitability and cash flow.

In April, 2005, CMS adopted a case-mix adjustment for the ESRD composite rate, under which the Medicare composite rate is adjusted based on a patient’s age, body mass index and body surface area. This change is intended to link payment more closely to acuity and its impact on revenues will turn on our patient acuity mix. For 2005, case-mix adjustment has not adversely affected revenues or profitability.

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

Our ability to grow is subject to our resources and available locations

Other than four center acquisitions over the period 2002 through 2004 and three centers acquired in the first quarter of 2006, expansion of our operations has been through construction of dialysis centers. We developed two dialysis centers and acquired one facility in 2003, opened five new centers and acquired a company with two dialysis facilities in 2004, opened three new centers in 2005, have four centers under development, and have acquired three centers in early 2006. We seek areas with qualified and cost-effective nursing and technical personnel and a sufficient population to sustain a dialysis center. These opportunities are limited and we compete with much larger dialysis companies for appropriate locations. The time period from the beginning of construction through commencement of operations of a dialysis center generally takes four to six months and sometimes longer. Once the center is operable, it generates revenues, but usually does not operate at full capacity, and may incur losses for approximately 12 months or longer. Our growth strategy based on construction also involves the risks of our ability to identify suitable locations to develop additional centers. Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

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

We depend on physician referrals, and the limitation or cessation of such referrals would adversely impact our revenues and earnings

Most dialysis facilities, including ours, are dependent upon referrals of ESRD patients for treatment by physicians, primarily those physicians specializing in nephrology. We retain by written agreement qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities. The medical directors are typically a source of patients treated at the particular facility served. There is no requirement for these physicians to refer their patients to us, and they are free to refer patients to any other dialysis facility. The loss of the patient base of the medical director or other physicians in the area of our facilities could result in a decline in our operations, revenues and earnings. We may not be able to renew or otherwise negotiate compensation under the medical director agreements with our medical director physicians which could terminate the relationship, and without a suitable medical director replacement could result in closure of the facility. Accordingly, the loss of these key physicians at a particular facility could have a material adverse effect on the operations of the facility and could adversely affect our revenues and earnings. Most of our medical director agreements range in terms of from five to ten years with renewals. We have had no difficulty in renewing agreements as they have expired. All the medical director agreements provide for noncompetition restrictions. We have never had to attempt to enforce such restrictions, but there is no assurance that a particular jurisdiction in which the agreement is applicable would uphold such noncompetition agreement, which would increase the potential for competition with affiliated dialysis centers and could adversely impact our revenues and earnings.

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

Our insurance costs and deductibles have been substantially increasing over the last several years, and may not be sufficient to cover claims and losses

We maintain a program of insurance coverage against a broad range of risks in our business, including, and of primary importance, professional liability insurance, subject to certain deductibles. The premiums and deductibles under our insurance program have been steadily and significantly increasing over the last several years as a result of general business rate increases coupled with our continued growth and development of dialysis centers. We are unable to predict further increases in premiums and deductibles, but based on experience we anticipate further increases in this area, which would adversely impact earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums, but in limited liability on behalf of the insurance carriers. Our ability to obtain the necessary and sufficient insurance coverage for our operations upon expiration of our insurance policies may be limited, and sufficient insurance may not be available on favorable terms, if at all. Such insurance may not be sufficient to cover any judgments, settlements or costs relating to potential future claims, complaints or law suits. Our inability to obtain sufficient insurance for our operations, or if we obtain insurance which is limited, any future significant judgments, settlements and costs relating to future potential actions, suits or claims, could have an adverse effect on our company.

The loss of certain executive personnel without retaining qualified replacements could adversely affect our business operations, and as a result, our revenues and earnings could decline

We are dependent upon the services of Thomas K. Langbein, Chairman of the Board, and Stephen W. Everett, our President, Chief Executive Officer and a director. Mr. Langbein has been involved with us since we organized in 1976. Mr. Everett joined our company in November, 1998 as Vice President, became Executive Vice President in June, 1999, President on March 1, 2000, and Chief Executive Officer in May, 2003. Mr. Everett has been involved in the healthcare industry for 26 years. Mr. Everett had an employment agreement with us through December 31, 2005. A new five-year employment agreement was entered into with Mr. Everett effective as of January 3, 2006. Among other things, the employment agreement contains a non-competition provision during the term of the agreement and for one year after termination. It would be very difficult to replace the services of these individuals, whose services, both individually and combined, if lost, would adversely affect our operations and earnings, and most likely as a result, the trading price of our common stock. There is no key-man life insurance covering any of our officers.

Shares eligible for future sale by restricted shareholders may adversely affect our stock price

Our officers and directors own 2,340,675 shares of our common stock and vested options exercisable into an additional 36,250 shares of common stock, for an aggregate of 2,376,925 shares or approximately 25% of then outstanding common stock. Most of the shares held by these officers and directors, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act. Rule 144 conditions include:

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

Our publicly tradable common stock, known as the float, is approximately 7,165,000 shares. Common stock of the company owned by our officers and directors represent approximately 33% of the float. Accordingly, the sale by such officers and directors under Rule 144 may have an adverse affect on the market price of our common stock, and may inhibit our ability to manage subsequent equity or debt financing.

Over the last year, our stock price has exhibited volatility, and any investment in our common stock may, therefore, decline for reasons unrelated to our performance

Our common stock trades on the Nasdaq SmallCap Market under the symbol “DCAI.” The market price of our common stock has exhibited significant volatility. For fiscal 2005, our per share price range was $9.16 to $35.00.

Other than the merger announcement on March 15, 2005, and the continued growth of the company, there was no information known to management that would cause significant fluctuation in the price of our common stock, or in the trading volume. The renal care industry has experienced continued and rapid consolidation as evidenced by the acquisition by DaVita, Inc. of Gambro Healthcare, Inc. in October 2005 and the prospective acquisition of Renal Care Group, Inc. by Fresenius Medical Care, AG. This consolidation among the four larger dialysis service providers may have generated interest of the marketplace in our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Dialysis Corporation of America owns a property in Easton, Maryland which consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each. The lease is guaranteed by the tenant’s parent company.

Our Easton, Maryland property has a mortgage to secure a $700,000 development loan at an annual interest rate of 1% over the prime rate, maturing in December 2007. This loan had a remaining principal balance of approximately $583,000 at December 31, 2005. See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and Note 2 to “Notes to Consolidated Financial Statements.”

We also own a property in Lemoyne, Pennsylvania which consists of approximately 15,000 square feet and houses one of our dialysis centers, accounting for approximately 5,400 square feet, under a five year lease through December 22, 2008, with one additional renewal period of five years. The center is approved for 17 dialysis stations with space available for expansion. We use the remaining square footage of the Lemoyne property for administrative offices.

We acquired property in Valdosta, Georgia in 2000, which property is subject to a five year $788,000 mortgage obtained in April, 2001 with interest at the prime rate plus ½%, with a minimum rate of 6%, maturing in April, 2006. This mortgage had a remaining principal balance of approximately $633,000 at December 31, 2005. We are in the process of refinancing the mortgage for another five years, basically on the same terms, except for a reduced interest rate. We constructed a dialysis center at this property comprising approximately 6,000 square feet which we have leased to one of our subsidiaries for $90,600 per year under a 10-year lease, with two additional renewal periods of five years each.

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

In addition to our Lemoyne, Pennsylvania, Valdosta, Georgia and Cincinnati, Ohio facilities, we presently own or manage 26 other dialysis centers, including the facility in Toledo, Ohio in which we have a 40% interest, that lease their respective facilities from unaffiliated parties, most under five to ten year initial terms, usually with two additional renewal periods of five years each, for space ranging from approximately 3,000 to 7,000 square feet. We sublet a minimal amount of space at four of our dialysis centers to the physicians who are our medical directors at those centers for their medical offices. The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the “Anti-Kickback Statute.” See Item 1, “Business - Government Regulation - Fraud and Abuse.”

In July, 2004, we moved our executive offices to Linthicum, Maryland, which comprise approximately 4,600 square feet and are leased for five years to July 11, 2009.

During 2005 we acquired undeveloped properties in Georgia, Pennsylvania and South Carolina where we are constructing three of the five dialysis centers currently under development. The purchase prices ranged from $150,000 to $205,000 and were paid in cash. Upon completion of the Georgia center we contemplate a sale and leaseback transaction with a third party, similar to the arrangement at our Cincinnati, Ohio facility. We acquired three new centers, one in Virginia and two in Maryland in early 2006, that lease the facilities in which they operate. We continue to actively pursue the additional development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

We construct most of our dialysis centers, which have state-of-the-art equipment and facilities. Dialysis stations at our centers are equipped with modern dialysis machines, which were largely financed under a 1996 master lease/purchase agreement until 2003 since which we have not utilized this financing agreement for additional equipment acquisitions. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Most of our dialysis facilities do not operate at full capacity. See “Business - Operations - Location, Capacity and Use of Facilities” above. The existing dialysis facilities could accommodate greater patient volume, particularly if we increase hours and/or days of operation without adding additional dialysis stations or any additional capital expenditures. We also have the ability and space at most of our facilities to expand to increase patient volume subject to obtaining appropriate governmental approval.

We maintain executive offices at 1302 Concourse Drive, Suite 204, Linthicum, Maryland 21090, and administrative offices at 27 Miller Street, Suite 2, Lemoyne, Pennsylvania 17043, and 2337 West 76th Street, Hialeah, Florida 33016.

Item 3. Legal Proceedings

In April, 2005, three lawsuits were filed, two in Florida and one in Maryland, as putative class and derivative actions, each by alleged holders of the company’s commons tock, against directors of the company and against Medicore, Inc., the company’s former parent which merged with the company on September 21, 2005, alleging breaches of fiduciary duty in connection with the merger. The litigation was previously reported in the company’s quarterly report on Form 10-Q for the first quarter ended March 31, 2005, and in the proxy statement/prospectus relating to the merger (part of registration statement no. 333-125515) dated August 12, 2005 under the caption “The Merger - Litigation.”

The merger was approved by the company’s and Medicore’s shareholders at each company’s annual meeting on September 21, 2005, the effective date of the merger. The board of directors, each of whom is a defendant, and the special committee and its special counsel which investigated the charges in the complaints, determined that maintenance of the derivative suits is not in the best interest of the company, and the actions are without merit, and defendants deny having committed any violation of law or breach of duty, or otherwise having acted in any improper manner. The parties are engaged in good faith discussions with respect to the possible settlement of all the actions. The proposed settlement, which would not have a significant impact on the company, may not be completed, in which case the company would continue its defense of the actions. The company believes the ultimate outcome of these actions would not have a material adverse effect on its results of operations, financial position or cash flows. However, there can be no assurance that an adverse determination would not have a material adverse effect on the company.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2005 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock trades on the Nasdaq SmallCap Market under the symbol “DCAI.” The following table indicates the high and low bid prices for our common stock for each of the four quarters for the years ended December 31, 2004 and 2005 as reported by Nasdaq.

	Bid Price
2004	High	Low
1st Quarter	$12.00	$4.05
2nd Quarter	5.65	3.75
3rd Quarter	5.14	3.81
4th Quarter	30.42	4.51

	Bid Price
2005	High	Low
1st Quarter	$34.60	$16.74
2nd Quarter	24.60	13.12
3rd Quarter	27.98	11.93
4th Quarter	14.71	9.14

As of March 23, 2006, the high and low sales prices of our common stock were $13.60 and $13.08, respectively.

Bid prices represent prices between brokers, and do not include retail mark-ups, mark-downs or any commission, and may not necessarily represent prices in actual transactions.

Stockholders

At March 23, 2006, we had 1,053 shareholders of record as reported by our transfer agent. We have been advised by ADP, which organization holds securities for banks, brokers and depositories, that there are currently 5,052 beneficial owners of our common stock.

Dividend Policy

The company does not anticipate that it will pay dividends in the foreseeable future. The board of directors intends to retain earnings for use in the business. Future dividend policy will be at the discretion of the board of directors, and will depend on our earnings, capital requirements, financial condition and other similar relevant factors. Any determination to pay a dividend is also subject to one of the covenants in the mortgage on our Valdosta, Georgia property (see Item 2, “Properties”) which restricts the payment of dividends above 25% of our net worth, and is subject to restrictions (other than stock dividends) under our Credit Agreement with KeyBank National Association.

Equity Compensation Plan

The following table provides certain information with respect to the one equity compensation plan approved by shareholders in effect at December 31, 2005. There were no equity compensation plans outstanding at December 31, 2005 that were not approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders: (1)	322,500	$2.513	687,654

_______________
(1)
The options are five years in duration (except for one three-year option for 10,000 shares), expire at various dates between September 5, 2006 and June 6, 2009, and contain anti-dilution provisions providing for adjustments of the exercise price under certain circumstances and have termination provisions.

Sale of Securities Not Registered Under the Securities Act

There were no sales of our securities, registered or unregistered, under the Securities Act of 1933, as amended (the “Securities Act”), except under option exercises which were exempt from the registration requirements of Section 5 of the Securities Act under the private placement exemption of Section 4(2) and/or Regulation D of the Securities Act, based on the limited number of optionees who are officers, directors and/or key employees. See Item 11, “Executive Compensation,” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and Note 6 to “Notes to Consolidated Financial Statements.” Common stock obtained upon option exercises has been reported in our quarterly reports, Form 10-Q, for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005. During the fourth quarter of fiscal 2005 there were option exercises by one officer and director for 123,616 shares at $.625 per share and 12,500 shares at $4.02 per share, and by one former director for 1,250 shares and a former officer for 12,500 shares, each at $4.02 per share.

Stock Repurchases

The company had a common stock repurchase plan which it terminated in the second quarter of 2005. The company has not made any repurchases of any equity securities during the fourth quarter months of October, November and December, 2005.

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2005 is derived from the audited consolidated financial statements of the company and its subsidiaries. The consolidated financial statements and related notes for the three years ended December 31, 2005, together with the related Reports of Independent Certified Public Accountants, are included elsewhere in this Annual Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Consolidated Statements of Operations Data (in thousands except per share amounts) Years Ended December 31,
	2005	2004	2003	2002	2001
Revenues(1)	$45,392	$40,986	$29,997	$25,354	$19,035
Net income	1,900	2,214	1,150	1,242	784
Earnings per share(2)
Basic	.22	.27	.15	.16	.10
Diluted	.20	.25	.13	.14	.10

	Consolidated Balance Sheet Data (in thousands) December 31,
	2005	2004	2003	2002	2001
Working capital	$7,617	$3,644	$3,773	$4,593	$3,883
Total assets	38,803	26,490	19,604	17,154	15,683
Intercompany advance payable
(receivable) from Medicore
(non-current portion)(3)	—	449	234	—	(201)
Intercompany note and accrued interest
payable to Medicore(3)	—	1,462	—	—	—
Long term debt, net of current portion	635	1,586	2,097	2,727	2,935
Stockholders’ equity	25,613	13,330	10,970	9,727	8,485

_______________
(1)	Prior year amounts have been reclassified to conform to current year presentation.

(2)	All share and per share data retroactively adjusted for two-for-one stock split effected January 28, 2004.

(3)	Pursuant to merger with former parent company, Medicore, Inc. in September 2005 intercompany indebtedness was forgiven.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 29 outpatient dialysis centers, including three centers acquired in the first quarter of 2006, a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also know as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of nine hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis.

Quality Clinical Results

Our goal is to provide consistent quality clinical care to our patients from caring and qualified doctors, nurses, patient care technicians, social workers and dieticians. We have demonstrated an unwavering commitment to quality renal care through our continuous quality improvement initiatives. We strive to maintain a leadership position as a quality provider in the dialysis industry and often set our goals to exceed the national average standards. See Item 1, “Business - Operations - Quality Clinical Results.”

Patient Treatments

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Year Ended December 31,
	2005	2004	2003
In center	155,130	127,293	103,025
Home peritoneal	16,942	13,311	7,193
Acute	7,100	8,387	8,010
	179,172(1)	148,991(1)	118,228(1)
_______________
(1)
Treatments by the two managed centers included: in-center treatments of 15,244, 13,196 and 11,081, respectively, for 2005, 2004 and 2003; no home peritoneal treatments; and acute treatments of 239, 128 and 156, respectively, for 2005, 2004 and 2003.

New Business Development

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. The company is currently constructing three dialysis centers and is in various stages of development with two others. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the year ended December 31, 2005, we incurred an aggregate of approximately $744,000 in net losses for start-up centers.

EPO Utilization

We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients. EPO is currently available from only one manufacturer, and no alternative drug has been available to us for the treatment of anemia in our dialysis patients. If our available supply of EPO were reduced either by the manufacturer or due to excessive demand, our revenues and net income would be adversely affected. The manufacturer of EPO could implement price increases which would adversely affect our net income. This manufacturer developed another anemia drug that could possibly substantially reduce our revenues and profit from the treatment of anemia in our patients.

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

Reimbursement

Approximately 59% of our medical services revenue is derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Congress approved a 1.6% composite rate increase for each of 2005 and 2006. Medicare changed the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral. Medicare also implemented a case mix payment system as an adjustment to the composite rate. See Item 1, “Business - Operations - Medicare Reimbursement.” Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Year Ended December 31,
	2005	2004	2003
Medicare	51%	48%	54%
Medicaid and comparable programs	8%	8%	8%
Hospital inpatient dialysis services	5%	6%	7%
Commercial insurers and other private payors	36%	38%	31%
	100%	100%	100%

Our medical services revenue is derived primarily from four sources: outpatient hemodialysis services, home peritoneal dialysis services, inpatient hemodialysis services and ancillary services. The following table shows the breakdown of our medical services revenue (in thousands) derived from our primary revenue sources and the percentage of total medical service revenue represented by each source for the periods presented:

	Year Ended December 31,
	2005		2004		2003
Outpatient hemodialysis services	$23,084	52%	$18,599	46%	$13,873	47%
Home peritoneal dialysis services	3,198	7%	2,691	7%	1,294	4%
Inpatient hemodialysis services	2,055	5%	2,261	5%	2,114	7%
Ancillary services	16,350	36%	16,899	42%	12,395	42%
	$44,687	100%	$40,450	100%	$29,676	100%

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

Results of Operations

The following table shows our results of operations (in thousands):

	Year Ended December 31,
	2005	2004	2003

Medical services revenue	$44,687	$40,450	$29,676
Product sales	207	—	—
Total sales revenues	44,894	40,450	29,676
Other income	498	536	321
Total operating revenues	45,392	40,986	29,997

Cost of medical services	27,860	23,546	18,221
Cost of product sales	119	—	—
Total cost of sales revenues	27,979	23,546	18,221
Selling, general and administrative expenses	13,456	12,089	9,357
Provision for doubtful accounts	571	1,198	290
Total operating costs and expenses	42,006	36,833	27,868

Operating income	3,386	4,153	2,129

Other, net	66	35	78

Income before income taxes, minority interest and equity in affiliate earnings	3,452	4,188	2,207

Income tax provision	1,427	1,576	878

Income before minority interest and equity in affiliate earnings	2,025	2,612	1,329

Minority interest in income of consolidated subsidiaries	(454)	(681)	(223)

Equity in affiliate earnings	329	283	44

Net income	$1,900	$2,214	$1,150

2005 Compared to 2004

Medical services revenue increased approximately $4,237,000 (10%) for the year ended December 31, 2005, compared to the preceding year. Dialysis treatments performed increased from 135,667 in 2004 to 163,689 in 2005, a 21% increase. The increase in treatments includes treatments at the five new centers we opened during 2004 which were in operation throughout 2005, the two Pennsylvania centers acquired in late August, 2004 which were in operation throughout 2005 and three new centers we opened during 2005. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

We record contractual adjustments based on fee schedules for a patient’s insurance plan except in circumstances where the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined. Out-of-network providers generally do not provide fee schedules and coinsurance information and, consequently, represent the largest portion of contractual adjustment changes. Estimated contractual adjustments for 2004 and prior years made during 2005 resulted in approximately a $74,000 reduction in revenues in 2005. Based on historical data we do not anticipate that a change in estimates would have a significant impact on our financial conditions or results of operations.

Our medical products division was acquired pursuant to our merger with our former parent company in September 2005. Operations of the medical products division are included in our operating results subsequent to the merger. These operations represent a minor portion of our operations with sales revenues of $207,000 during 2005 (.5% of total 2005 sales revenues).

Operating income decreased approximately $768,000 (18%) for the year ended December 31, 2005, compared to the preceding year, including the reflection of start-up costs associated with our new centers.

Other operating income decreased by approximately 7% for the year ended December 31, 2005, compared to the preceding year. Management fee income pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center increased $96,000. There was a gain on litigation settlement of $134,000 during 2004.

Cost of medical services sales as a percentage of sales increased to 62% for the year ended December 31, 2005, compared to 58% for the preceding year, as a result of increases in payroll costs and supply costs as a percentage of medical service sales.

Cost of sales for our medical products division amounted to 58% of sales. Cost of sales for this division is largely related to product mix.

Approximately 28% of our medical services revenue for the years ended December 31, 2005 and December 31, 2004 derived from the administration of EPO to our dialysis patients. Beginning this year, Medicare will reimburse dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes will have little impact on the company’s average Medicare revenue per treatment. See Item 1, “Business - Operations - Medicare Reimbursement.”

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $1,367,000 (11%) for the year ended December 31, 2005, compared to the preceding year. This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations. Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue. Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 30% for the ended year December 31, 2005, and for the preceding year.

Provision for doubtful accounts decreased approximately $627,000 for year ended December 31, 2005, compared to the preceding year. The provision amounted to 1% of sales for the year ended December 31, 2005 compared to 3% for the preceding year. Medicare bad debt recoveries of $505,000 were recorded during the year ended December 31, 2005, compared to approximately $214,000 for the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 2% of sales for the year ended December 31, 2005 compared to 3% for the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days sales outstanding were 79 as of December 31, 2005 compared to 74 as of December 31, 2004. The 2004 collection delays resulting in the company’s Georgia dialysis facilities experiencing a deterioration in their accounts receivable aging were largely due to the State of Georgia Medicaid program’s implementation of a new computer system in 2003. Days sales outstanding were also impacted by the expected and typical slower receivable turnover at our new centers opened during 2005 and by payor mix. Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Other non-operating income (expense) increased approximately $131,000 for the year ended December 31, 2005, compared to the preceding year. This includes an increase in interest income of $64,000, an increase in rental income of $47,000, an increase in miscellaneous other income of $5,000 and a decrease in interest expense to unrelated parties of $15,000 with the effect of reduced average non-inter-company borrowings more than offsetting an increase in average interest rates. Interest expense to our former parent, Medicore, Inc., increased $102,000 for the year ended December 31, 2005 compared to the preceding year as a result of an increase in the intercompany advance payable to our former parent and borrowings under a demand promissory note payable to our former parent and increases in the average interest rates on these borrowings. Both the intercompany advance payable and the demand promissory note payable, as well as accrued interest on the note, were forgiven in conjunction with our merger with our former parent. The prime rate was 7.25% at December 31, 2005, and 5.25% at December 31, 2004. See Notes 1, 2, 3, 4, 13, and 16 of “Notes to the Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio affiliate whose operating results improved for the year ended December 31, 2005, compared to the preceding year. See Notes 1 and 15 to “Notes to Consolidated Financial Statements.”

2004 Compared to 2003

Medical services revenue increased approximately $10,773,000 (36%) for the year ended December 31, 2004, compared to the preceding year with the increase largely attributable to a 27% increase in total dialysis treatments performed by the company from 106,991 in 2003 to 135,667 in 2004. The increase in treatments resulted in an increase of approximately $6,270,000 (36%) in treatment revenues with a related increase of approximately $4,503,000 (36%) in ancillary service revenues. The five new centers we opened during 2004 and two Pennsylvania centers acquired in late August, 2004 contributed approximately $5,027,000 of the increase in medical services revenue. The aggregate increase in medical service revenue reflects increased revenues of approximately $2,500,000 for our Pennsylvania dialysis centers, including revenues of $782,000 for our new Pottstown center and revenues of $750,000 for the two centers included in our acquisition of Keystone Kidney Care; increased revenues of $1,064,000 for our New Jersey centers; increased revenues of $1,548,000 for our Georgia centers; increased revenues of approximately $1,109,000 for our Maryland centers, including revenues of $305,000 for our new Rockville, Maryland center; increased revenues of approximately $1,361,000 for our Ohio center; revenues of approximately $1,089,000 for our two new Virginia centers; and revenues of approximately $2,101,000 for our new South Carolina center. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

We record contractual adjustments based on fee schedules for a patient’s insurance plan except in circumstances where the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined. Out-of-network providers generally do not provide fee schedules and coinsurance information and, consequently, represent the largest portion of contractual adjustment changes. Estimated contractual adjustments for 2003 and prior years made during 2004 resulted in approximately a $508,000 increase in revenue and adjustments for 2002 and prior years made in 2003 resulted in approximately a $59,000 increase in revenue. Based on additional historical data, we would anticipate that a change in estimates would impact our December 31, 2004 accounts receivable by no more than 5%, which would not significantly impact our financial condition or results of operations.

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

Approximately 28% of our medical services revenue for the year ended December 31, 2004, and for the preceding year was derived from the administration of EPO to our dialysis patients.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $2,731,000 (29%) for the year ended December 30, 2004, compared to the preceding year. This increase reflects operations of our new dialysis centers in Pennsylvania, South Carolina, Virginia, and Maryland, and increased support activities resulting from expanded operations. Selling, general and administrative expenses as a percentage of medical services revenue decreased to approximately 30% for the ended December 31, 2004, compared to 31% for the preceding year, including expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue. Selling, general and administrative expenses include bonuses for officers, directors and corporate counsel amounting to $475,000 for the year ended December 31, 2004 compared to $220,000 for the preceding year. See Item 11, “Executive Compensation.”

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

Largely due to collection delays resulting from the State of Georgia’s Medicaid program implementing a new computer system during 2003, we experienced a deterioration in our accounts receivable aging for our Georgia dialysis facilities resulting in an increase in days sales outstanding from 54 as of December 31, 2003 to 74 as of December 31, 2004. Days sales outstanding were also impacted by slower receivable turnover at our new centers opened during 2004, which was expected and is typical of new centers. Based on a detailed review, we determined that it was probable that we would not collect a portion of our Georgia Medicaid receivables. Our analysis enabled us to reasonably estimate that we would not collect approximately $413,000 of these receivables, which we therefore included in or allowance for doubtful accounts as of December 31, 2004.

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

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

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

Liquidity and Capital Resources

Working capital totaled approximately $7,617,000 at December 31, 2005, which reflected an increase of $3,973,000 (109%) during the current year. Included in the changes in components of working capital was an increase in cash and cash equivalents of $2,336,000, which included net cash provided by operating activities of $1,923,000; net cash used in investing activities of $2,730,000 (including additions to property and equipment of $5,482,000, net cash received upon our merger with our former parent of $2,737,000, a payment of $381,000 toward the remaining balance due on our acquisition of Keystone Kidney Care, a $95,000 repayment of an officer loan, and distributions of $340,000 received from our 40% owned Ohio affiliate; and net cash provided by financing activities of $3,143,000 (including an increase in advances payable to our former parent of $162,000, an increase in the note payable to our former parent of $3,096,000, debt repayments of $512,000, distributions to subsidiary minority members of $370,000, receipts of $333,000 from the exercise of stock options and capital contributions of $434,000 by subsidiary minority members).

Net cash provided by operating activities consists of net income before non-cash items consisting of depreciation and amortization of $1,749,000, bad debt expense of $571,000, a deferred income tax benefit of $64,000, income applicable to minority interest of $454,000, and equity in affiliate earnings of $329,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $2,336,000 increase in cash, included an increase in refundable income taxes of $1,227,000 resulting largely from our ability to utilize tax benefits from the net operating loss carryforwards of our former parent, an increase in accounts receivable of $1,946,000, an employment contract liability of $1,960,000 resulting from our merger with our former parent, an increase in accrued expenses of $817,000 (including an increase of $269,000 in “due to insurance companies”) and a decrease of $1,462,000 in note and accrued interest payable to former parent as a result of amounts forgiven in conjunction with our merger with our former parent. The major source of cash from operating activities is medical service revenue. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan. This loan had a remaining principal balance of $583,000 at December 31, 2005 and $610,000 at December 31, 2004. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $633,000 at December 31, 2005 and $675,000 at December 31, 2004. See Note 2 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $371,000 at December 31, 2005, and $814,000 at December 31, 2004. There was no additional equipment financing under this agreement during 2005. See Note 2 to “Notes to Consolidated Financial Statements.”

During 2005, we borrowed approximately $3,100,000 under a demand promissory note to our parent primarily to develop new dialysis centers, for dialysis equipment purchases and for the initial payment of our acquisition of Keystone Kidney Care. The balance under this note, as well as accrued interest on the note and intercompany advances were forgiven as part of our merger with our former parent. In September 2005, the company and its former parent, Medicore, Inc. finalized their merger. See Notes 1, 3, 4, 13, and 16 to “Notes to Consolidated Financial Statements.”

We opened centers in; Baltimore, Maryland; Edgefield, South Carolina; and Norwood, Ohio during 2005. We are in the process of developing a new dialysis center in each of Georgia and Pennsylvania and two new centers in South Carolina. Payment of approximately $381,000 was made during 2005 on our Keystone Kidney Care acquisition, leaving a remaining balance of approximately $381,000 which is due in August 2006. See Note 10 to “Notes to Consolidated Financial Statements.”

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and financing from our parent, Medicore, Inc. See Notes 3 and 5 to “Notes to Consolidated Financial Statements.” To assist with our future expansion we entered into a $15,000,000, 3 year credit agreement for a revolving line of credit with Key Bank National Association in October 2005. No amounts were financed under this new credit facility during 2005. We borrowed $1,500,000 under this credit facility in January, 2006. No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion. See Item 1, “Business-Business Strategy.”

Aggregate Contractual Obligations

As of December 31, 2005, the Company’s contractual obligations (in thousands), including payments due by period, are as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$1,587	$955	$632	$—	$—

Operating leases	8,067	1,600	2,994	1,968	1,505

Acquisition liability	381	381	—	—	—

Expected interest payments:
Long-term debt	113	68	45	—	—

Purchase obligations:
Medical services	6,668	1,163	2,156	1,711	1,638
Construction contracts	305	305	—	—	—
Total purchase obligations	6,973	1,468	2,156	1,711	1,638
Total contractual obligations	$17,121	$4,472	$5,827	$3,679	$3,143

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

The merger enabled the control interest in the company to be in the hands of the public stockholders and provides the company with additional capital resources to continue its growth. See Note 1, Note 3, Note 4, Note 13, and Note 16 to “Notes to Consolidated Financial Statements.”

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

In December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. The company will be required to comply with the provisions of FAS 123(R) effective with its interim financial statements for the first quarter of 2006. The company will consider the effects of FAS 123(R) when formulating future compensation plans. See Note 1 to “Notes to Consolidated Financial Statements.”

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

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applies prospectively and is effective for periods beginning after June 29, 2005. The company does not expect EITF 05-6 to have a significant effect on its financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $2,584,000 at December 31, 2005.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $1,216,000 at December 31, 2005.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $18,000 on our results of operations for the year ended December 31, 2005.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b) Changes in Internal Control.

There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

Item 9B. Other Information

To the best of our knowledge, we have reported all information required to be disclosed in our current reports on Form 8-K during the fourth quarter of our fiscal year, 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the company’s directors is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Election of Directors.”

Information concerning the company’s executive officers is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Executive Officers of the Company.”

Information concerning the audit committee and its financial report and our Code of Ethics is incorporated by reference to the company’s 2006 proxy statement* under the caption “Corporate Governance; Board Committees; Meetings During 2005.”

Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The company adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, and persons performing similar functions, as well as other employees. See Item 1, “Business - Corporate Integrity Program - Code of Ethics.”

Item 11. Executive Compensation

Information concerning management and director compensation is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Information concerning related stockholder matters is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Equity Compensation Plan Information Table.”

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

Information concerning fees and services of the company’s independent auditors is incorporated herein by reference to the company’s 2006 proxy statement* under the caption “Appointment of Independent Auditors.”

*
The company’s definitive proxy statement relating to the upcoming annual meeting of shareholders will be filed within 120 days of the end of the company’s fiscal year, which is no later than April 30, 2006.

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

	10.2	Form of Stock Option Certificate under the 1999 Stock Option Plan (May 21, 1999) (incorporated by reference to the Company’s 1999 Form 10-K, Part IV, Item 14(c)(10)(xxiv)).

10.3
Indemnity Deed of Trust from the Company to Trustees for the benefit of St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 1999 (“December Form 8-K”), Item 7(c)(99)(i)).

	10.4	Guaranty Agreement from the Company to St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company’s December Form 8-K, Item 7(c)(99)(ii)).

10.5
Commercial Loan Agreement between the Company and Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2001 (“June, 2001 Form 8-K”), Item 7(c)(i)).

	10.6	Promissory Note by the Company to Heritage Community Bank, dated April 3, 2001 (incorporated by reference to the Company’s June, 2001 Form 8-K, Item 7(c)(ii)).

10.7
Modification Agreement to Promissory Note to Heritage Community Bank dated December 16, 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 Form 10-K”), Part IV, Item 15(c)10.25).

10.8
Promissory Note Modification Agreement between DCA of Vineland, LLC(1) and St. Michaels Bank dated December 27, 2002 (incorporated by reference to the Company’s 2002 Form 10-K, Part IV, Item 15(c)10.30).

10.9	The Company’s Section 125 Plan effective September 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

10.10
Agreement of Lease by and between Copt Concourse, LLC and the Company dated March 31, 2004 (incorporated by reference to the Company’s Current Report on Form
8-K dated March 31, 2004, item 7(c)(10((i)).

10.11
Agreement and Plan of Merger By and Among Medicore, Inc.(2) and the Company dated June 2, 2005 (incorporated by reference to Annex A to the proxy statement/prospectus included in and made a part of the Company’s registration statement on Form S-4/A1 dated June 3, 2005, as amended on August 10, 2005, registration no. 333-125515).

10.12
Articles and Plan of Merger filed by the Company and Medicore, Inc.(2) dated September 21, 2005 (incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 26, 2005, Item 9.01(c)3.1).

10.13
Credit Agreement between the Company and KeyBank National Association dated October 24, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 27, 2005 (“October 2005 Form 8-K”), Item 9.01(d)(10)(i)).

10.14	Revolving Credit Note dated October 24, 2005 (incorporated by reference to the Company’s October 2005 Form 8-K, Item 9.01(d)(10)(ii)).

10.15
Guaranty of Payment by the Company’s Wholly-Owned Subsidiaries in favor of KeyBank National Association dated October 24, 2005 (incorporated by reference to the Company’s October 2005 Form 8-K, Item 9.01(d)(10)(iii)).

10.16	Pledge Agreement by the Company in favor of KeyBank National Association dated October 24, 2005 (incorporated by reference to the Company’s October 2005 Form 8-K, Item 9.01(d)(10)(iv).

10.17
Amendment No. 1 to Credit Agreement between the Company and KeyBank National Association dated December 15, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 16, 2005, Item 9.01(d)(10)(i)).

10.18
Employment Agreement between the Company and Stephen W. Everett dated February 22, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2006, Item 9.01(d)(10)10.1).

10.19	Amendment No. 2 to Credit Agreement between the Company and KeyBank National Association dated as of February 14, 2006.

21	Subsidiaries of the Company

23	Consent of experts and counsel

23.1	Consent of Moore Stephens, P.C.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350(3).

_______________
*	Management contract or compensatory plan or arrangement.

+	Documents incorporated by reference not included in Exhibit Volume.

‡
Incorporated by reference to the company’s registration statement on Form SB-2 dated December 22, 1995 as amended February 9, 1996, April 2, 1996 and April 15, 1996, registration no. 33-80877-A, Part II, Item 27.

(1)	51% owned subsidiary.

(2)	Former parent of the Company. Merged into the Company on September 21, 2005.

(3)
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

March 30, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	THOMAS K. LANGBEIN	Chairman of the Board of Directors	March 29, 2006
Thomas K. Langbein

/s/	STEPHEN W. EVERETT	President, Chief Executive Officer and Director	March 30, 2006
Stephen W. Everett

/s/	DANIEL R. OUZTS	Vice President of Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer	March 30, 2006
Daniel R. Ouzts

/s/	PETER D. FISCHBEIN	Director	March 29, 2006
Peter D. Fischbein

/s/	ROBERT W. TRAUSE	Director	March 29, 2006
Robert W. Trause

/s/	ALEXANDER BIENENSTOCK	Director	March 29, 2006
Alexander Bienenstock

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a) (1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2005
DIALYSIS CORPORATION OF AMERICA
LINTHICUM, MARYLAND

FORM 10-K—ITEM 15(a)(1) and (2)

DIALYSIS CORPORATION OF AMERICA

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Dialysis Corporation of America and subsidiaries are included in Item 8 of the Annual Report on Form 10-K:

The following financial statement schedule of Dialysis Corporation of America and subsidiaries is included in Item 15(a)(2):

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
Linthicum, Maryland

We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dialysis Corporation of America and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

                    MOORE STEPHENS, P. C.
                    Certified Public Accountants.

Cranford, New Jersey
February 10, 2006 except
For Note 18 for which the
Date is March 1, 2006

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,937,557	$601,603
Accounts receivable, less allowance
of $1,886,000 at December 31, 2005;
$1,636,000 at December 31, 2004	10,538,033	8,592,476
Inventories, less allowance for obsolescence
of $77,000 at December 31, 2005	1,457,566	1,297,782
Deferred income tax asset	838,000	720,000
Officer loan and interest receivable	---	111,696
Prepaid expenses and other current assets	1,425,112	1,223,023
Refundable income taxes	1,227,306	---
Total current assets	18,423,574	12,546,580

Property and equipment:
Land	1,571,975	376,211
Buildings and improvements	4,411,670	2,352,191
Machinery and equipment	9,686,962	8,087,349
Leasehold improvements	6,735,727	4,674,704
	22,406,334	15,490,455
Less accumulated depreciation and amortization	8,622,822	6,496,571
	13,783,512	8,993,884

Deferred income taxes	1,680,234	---
Goodwill	3,649,014	3,649,014
Other assets	1,266,789	1,300,236
Total other assets	6,596,037	4,949,250
	$38,803,123	$26,489,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,775,352	$1,625,930
Accrued expenses	5,739,266	4,921,769
Employment contract liability	1,960,000	---
Note payable and accrued interest payable to parent	---	1,461,647
Current portion of long-term debt	952,000	513,000
Acquisition liabilities - current portion	380,298	380,298
Total current liabilities	10,806,916	8,902,644

Advances from former parent	---	449,117
Long-term debt, less current portion	635,003	1,585,936
Acquisition liabilities, net of current portion	---	380,297
Deferred income tax liability	---	559,000
Total liabilities	11,441,919	11,876,994

Minority interest in subsidiaries	1,748,130	1,282,924

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,265,534 shares issued and outstanding at December 31, 2005; 8,485,815 shares issued and outstanding at December 31, 2004	92,655	84,858
Additional paid-in capital	15,332,975	4,957,146
Retained earnings	10,187,444	8,287,792
Total stockholders' equity	25,613,074	13,329,796
	$38,803,123	$26,489,714
See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
Operating revenues:
Sales:
Medical services revenue	$44,686,579	$40,449,562	$29,676,388
Product sales	206,941	---	---

Total sales revenues	44,893,520	40,449,562	29,676,388
Other income	498,257	536,434	320,580
	45,391,777	40,985,996	29,996,968
Cost and expenses:
Cost of sales revenues:
Cost of medical services	27,859,804	23,545,586	18,220,891
Cost of product sales	119,327	---	---

Total cost of sales revenues	27,979,131	23,545,586	18,220,891
Selling, general and administrative expenses	13,455,701	12,088,521	9,357,552
Provision for doubtful accounts	571,016	1,197,905	289,582
	42,005,848	36,832,012	27,868,025

Operating income	3,385,929	4,153,984	2,128,943

Other income (expense):
Interest income officer/director note	5,527	4,193	3,972
Interest expense to former parent company	(157,591)	(55,996)	(1,633)
Other income, net	217,821	86,753	75,850
	65,757	34,950	78,189
Income before income taxes, minority interest
and equity in affiliate earnings	3,451,686	4,188,934	2,207,132

Income tax provision	1,426,552	1,576,292	878,211

Income before minority interest and equity in
affiliate earnings	2,025,134	2,612,642	1,328,921

Minority interest in income
of consolidated subsidiaries	(454,214)	(681,385)	(223,291)

Equity in affiliate earnings	328,732	282,946	44,354

Net income	$1,899,652	$2,214,203	$1,149,984

Earning per share:
Basic	$.22	$.27	$.15
Diluted	$.20	$.25	$.13

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Capital in
	Common	Excess of	Retained	Notes
	Stock	Par Value	Earnings	Receivable	Total

Balance at December 21, 2002	$77,746	$5,147,707	$4,923,605	$(421,600)	$9,727,458

Net income	---	---	1,149,984	---	1,149,984

Repurchase and cancellation of 21,428 shares	(214)	(41,786)	---	---	(42,000)

Exercise of stock options for 184,284
shares of common stock	1,844	133,031	---	---	134,875

Balance December 31, 2003	79,376	5,238,952	6,073,589	(421,600)	10,970,317

Net income	---	---	2,214,203	---	2,214,203

Exercise of stock options for 712,446
shares of common stock, net of 72,375
shares tendered in payment; includes tax effect of $119,611 (Notes 3 and 6)	6,400	238,706	---	---	245,106

Notes receivable paid with 91,800
shares of common stock (Note 6)	(918)	(520,512)	---	421,600	(99,830)

Balance December 31,2004	84,858	4,957,146	8,287,792	---	13,329,796

Net income	---	---	1,899,652	---	1,899,652

Exercise of stock options for 330,616
shares of common stock	3,306	329,329	---	---	332,635

Merger with former parent
(449,103 shares) (Note 16)	4,491	10,046,500	---	---	10,050,991

Balance December 31, 2005	$92,655	$15,322,975	$10,187,444	$ ---	$25,613,074

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$1,899,652	$2,214,203	$1,149,984
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,735,559	1,492,744	1,183,920
Amortization	13,179	6,243	2,314
Bad debt expense	571,016	1,197,905	289,582
Deferred income tax (benefit) provision	(63,930)	192,000	11,000
Minority interest	454,214	681,385	223,291
Equity in affiliate earnings	(328,732)	(282,946)	(44,354)
Increase (decrease) relating to operating activities from:
Accounts receivable	(2,462,593)	(4,661,238)	(1,686,942)
Inventories	4,383	(193,486)	(166,652)
Interest receivable on officer loan	16,696	(4,193)	(3,972)
Prepaid expenses and other current assets	(150,739)	85,183	238,749
Refundable income taxes	197,354	---	---
Accounts payable	95,809	330,112	(205,977)
Accrued interest on note payable to former parent	37,443	26,639	---
Accrued expenses	(96,676)	1,839,390	676,203
Income taxes payable	---	90,662	28,949
Net cash provided by operating activities	1,922,635	3,014,603	1,696,095

Investing activities:
Acquisition of former parent	2,736,500	---	---
Loans to physician affiliates	---	(125,000)	(150,000)
Payments received on physician affiliate loans	17,146	5,987	---
Repayment of officer loan	95,000	---	---
Additions to property and equipment, net of minor disposals	(5,482,338)	(3,131,701)	(1,655,909)
Acquisition of dialysis centers	(380,297)	(757,616)	(75,000)
Distributions from affiliate	339,606	96,633	77,000
Purchase of minority interests in subsidiaries	---	(670,000)	(670,000)
Other assets	(55,399)	(23,389)	(4,846)
Net cash used in investing activities	(2,729,782)	(4,605,086)	(2,478,755)

Financing activities:
Advances from former parent	161,929	215,023	234,094
Notes payable to former parent	3,096,000	1,435,008
Repurchase of stock	---	---	(42,000)
Payments on long-term debt	(511,933)	(715,037)	(586,750)
Exercise of stock options	332,635	5,400	34,875
Capital contributions by subsidiaries’ minority members	434,000	172,000	204,382
Distribution to subsidiary minority members	(369,530)	(435,510)	(118,655)
Net cash provided by (used in) financing activities	3,143,101	676,884	(274,054)

Increase (decrease) in cash and cash equivalents	2,335,954	(913,599)	(1,056,714)
Cash and cash equivalents at beginning of year	601,603	1,515,202	2,571,916
Cash and cash equivalents at end of year	$2,937,557	$601,603	$1,515,202

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 27 operating dialysis centers (including three centers acquired in the first quarter of 2006) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has four dialysis facilities under development; has agreements to provide inpatient dialysis treatments to nine hospitals; and provides supplies and equipment for dialysis home patients. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent, the company also engages in medical product sales. The medical products operations are not a significant component of the company’s operations contributing sales revenues of $207,000 during 2005 (approximately .5% of 2005 sales revenues). See “Consolidation” below in this Note 1, Note 3, Note 4, Note 13, and Note 16.

Medical Service Revenue

Our revenues by payor are as follows:

	Year Ended December 31,
	2005	2004	2003
Medicare	51%	48%	54%
Medicaid and comparable programs	8%	8%	8%
Hospital inpatient dialysis services	5%	6%	7%
Commercial insurers and other private payors	36%	38%	31%
	100%	100%	100%

Our sources of revenue (in thousands) are as follows:

	Year Ended December 31,
	2005		2004		2003
Outpatient hemodialysis services	$23,084	52%	$18,599	46%	$13,873	47%
Home peritoneal dialysis services	3,198	7%	2,691	7%	1,294	4%
Inpatient hemodialysis services	2,055	5%	2,261	5%	2,114	7%
Ancillary services	16,350	36%	16,899	42%	12,395	42%
	$44,687	100%	$40,450	100%	$29,676	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company was formerly a majority owned subsidiary of Medicore, Inc., until the merger of Medicore into the company effected on September 21, 2005. See “Business” above in this Note 1, Note 3, Note 4, Note 13, and Note 16. The company has a

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

40% interest in an Ohio dialysis center which it manages, which is accounted for on the equity method and not consolidated for financial reporting purposes. See Note 15.

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

The company’s principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated useful lives of depreciable assets, and estimates for patient revenues from non-contracted payors. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

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
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

equivalents approximate their fair values. Although cash and cash equivalents are largely not federally insured, the credit risk associated with these deposits that typically may be redeemed upon demand is considered low due to the high quality of the financial institutions in which they are invested.

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 45% of receivables at December 31, 2005 and 52% at December 31, 2004.

Inventories

Inventories, are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of the company’s medical products division acquired pursuant to the company’s merger with its former parent. See “Consolidation” above in this Note 1, Note 3, Note 4, and Note 16.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

	December 31,
	2005	2004
Prepaid expenses	$993,277	$607,398
Other	431,835	615,625
	$1,425,112	$1,223,023

Accrued Expenses

Accrued expenses is comprised as follows:

	December 31,
	2005	2004
Accrued compensation	$1,059,791	$1,306,892
Excess insurance liability	3,195,520	2,926,711
Other	1,483,955	688,166
	$5,739,266	$4,921,769

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts expected by the company from the insurers. The company communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules. These amounts remain in excess insurance liability until resolution.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

       The company purchases erythropoietin (EPO) from one supplier which comprised 34% in 2005, 36% in 2004 and 37% in 2003 of the company’s cost of medical services. There is only one supplier of EPO in the United States. This supplier received FDA approval for an alternative product available for dialysis patients, which is indicated to be effective for a longer period than EPO. The alternative drug also could be administered by the patient’s physician. Accordingly, the use of this drug could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $12,580,000 in 2005, $11,381,000 in 2004 and $8,308,000 in 2003, comprised 28% of medical services revenues in each of these years.

Property and Equipment

        Property and equipment is stated on the basis of cost. Depreciation is computed for book purposes by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements based on the shorter of the lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized. See Note 9.

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

Comprehensive Income

The company follows Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income” (FAS 130) which contains rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income.

Revenue Recognition

        Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. As of December 31, 2005, one of the

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

company’s new centers is awaiting Medicare certification and two are awaiting Medicaid certification. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

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

Deferred Expenses

         Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $67,000 at December 31, 2005 and $80,000 at December 31, 2004 are included in other assets. Amortization expense was $13,179 for 2005, $6,243 for 2004 and $2,314 for 2003.

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
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

25, because the exercise price of the company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. See “New Pronouncements” below in this Note 1.

Pro forma information regarding net income and earnings per share is required by FAS 123 and FAS 148, and has been determined as if the company had accounted for its employee stock options under the fair value method of those Statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.83%, 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company’s common stock of 1.31, 1.07, 1.15 and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years and 4 years.

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

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The board of directors approved accelerated vesting of all unvested options with all outstanding options considered vested as of December 31, 2005. The effect of the accelerated vesting on 2005 pro forma results is reflected in the company’s pro forma information that follows:

	2005	2004	2003
Net income, as reported	$1,900,000	$2,214,000	$1,150,000

Stock-based employee compensation expense under fair value method, net of related tax effects	(430,000)	(170,000)	(64,000)
Pro forma net income	$1,470,000	$2,044,000	$1,086,000

Earnings per share:
Basic, as reported	$.22	$.27	$.15
Basic, pro forma	$.17	$.25	$.14
Diluted, as reported	$.20	$.25	$.13
Diluted, pro forma	$.16	$.23	$.12

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share

        Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Year Ended December 31,
	2005	2004	2003

Net income	$1,899,652	$2,214,203	$1,149,984

Weighted average shares-denominator basic computation	8,769,399	8,256,282	7,904,874
Effect of dilutive stock options	497,506	527,575	830,612
Weighted average shares, as adjusted-denominator diluted computation	9,266,905	8,783,857	8,735,486

Earnings per share:
Basic	$.22	$.27	$.15
Diluted	$.20	$.25	$.13

The company had various potentially dilutive outstanding stock options during the periods presented. See Note 6.

Other Income

Operating:

        Other operating income is comprised as follows:

	Year Ended December 31,
	2005	2004	2003
Management fee income	$498,257	$402,251	$320,580
Litigation settlement	---	134,183	---
	$498,257	$536,434	$320,580

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Year Ended December 31,
	2005	2004	2003
Rental income	$238,743	$191,350	$190,308
Interest income	99,300	35,402	49,914
Interest expense	(147,635)	(162,791)	(201,316)
Other	27,413	22,792	36,944
Other income, net	$217,821	$86,753	$75,850

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

New Pronouncements

On November 24, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs” an amendment of ARB No. 43, Chapter 4 (“FAS 151”). FAS 151 requires companies to recognize as current period charges abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). FAS 151 also requires manufacturers to allocate fixed production overheads to inventory based on normal capacity of their production facilities. FAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company does not expect FAS 151 to have a significant effect on its consolidated financial statements.

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
December 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). Provisions of FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, are required to apply FAS 123(R) in the first interim or annual reporting period that beginning after June 15, 2005. The company will be subject to the provisions of FAS 123(R) effective January 1, 2006. In addition to stock options granted after the effective date, companies will be required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options (as previously disclosed in the notes to the financial statements) with the cost related to the unvested options to be recognized over the vesting period of the options. The board of directors approved accelerated vesting of all unvested options as of December 31, 2005, resulting in there being no unvested options as of December 31, 2005. FAS 123(R) will be a consideration in the formulation of future compensation plans and grants.

In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does no include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect FAS 154 to have a significant effect on its financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The EITF concluded that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease should be the lesser of (a) the subsequently acquired leasehold improvements’ useful life or (b) a period that reflects renewals that are reasonably assured upon the acquisition or purchase of the subsequently acquired leasehold improvements. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. The company does not expect EITF 05-6 to have a significant effect on its financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2--LONG-TERM DEBT

        Long-term debt is as follows:

	December 31,
	2005	2004
Development loan secured by land and building
with a net book value of $317,000 at
December 31, 2005. Monthly principal
payments of $2,217 plus interest at 1% over
the prime rate effective December 16, 2002
with remaining balance due December 2, 2007.	$582,979	$609,580

Mortgage note secured by land and building
with a net book value of $844,000 at
December 31, 2005. Interest of
prime plus ½% with a minimum rate of 6.0%
effective December 16, 2002. Monthly
payments of $6,800 including principal and
interest with remaining balance due April, 2006.	632,591	675,018

Equipment financing agreement secured by equipment
with a net book value of $557,000 at December 31,
2005. Monthly payments totaling approximately $34,000 as of
December 31, 2005, including principal and interest,
as described below, pursuant to various schedules
extending through August, 2007 with interest at rates
ranging from 5.40% to 10.47%.	371,433	814,338
	1,587,003	2,098,936
Less current portion	952,000	513,000
	$635,003	$1,585,936

       The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of approximately $583,000 at December 31, 2005 and $610,000 December 31, 2004.

In April 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments are $6,800 including

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2--LONG-TERM DEBT--Continued

principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The remaining principal balance under this mortgage amounted to approximately $633,000 at December 31, 2005 and $675,000 at December 31, 2004.

The equipment financing agreement represents financing for kidney dialysis machines for the company’s dialysis facilities. There was no financing under this agreement in 2005, 2004 or 2003. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, “Statement of Cash Flows.” See Note 13. The remaining principal balance under this financing amounted to approximately $371,000 at December 31, 2005 and $814,000 at December 31, 2004.

The prime rate was 7.25% as of December 31, 2005 and 5.25% as of December 31, 2004. For interest payments, see Note 13.

        Scheduled maturities of long-term debt outstanding at December 31, 2005 are approximately:

2006	$952,000
2007	635,000
2008	---
2009	---
2010	---
Thereafter	---
$1,587,000

         The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at December 31, 2005 and December 31, 2004.

          On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008. There was no financing under this agreement in 2005. Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit is secured by the company’s pledge of its ownership in its subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan. The company has the right to convert the base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. The company was in compliance with the requirements of this credit facility at December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3--INCOME TAXES

The income tax provision consists of the following income tax expense (benefit) components:

	2005	2004	2003
Current:
Federal	$1,241,000	$1,052,000	$603,000
State	240,000	324,000	264,000
City	10,000	8,000	---
	1,491,000	1,384,000	867,000

Deferred:
Federal	(156,000)	227,000	28,000
State	92,000	(35,000)	(17,000)
	(64,000)	192,000	11,000
	$1,427,000	$1,576,000	$878,000

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax liabilities and assets are as follows:

	December 31,
	2005	2004
Deferred tax liabilities:
Depreciation and amortization	$814,000	$852,000
Total deferred tax liabilities	814,000	852,000
Deferred tax assets:
Accrued expenses	153,000	118,000
Bad debt allowance	685,000	602,000
Startup costs	141,000	126,000
Subtotal	979,000	846,000
Net operating loss carryforwards	2,353,000	167,000
Total deferred tax assets	3,332,000	1,013,000
Valuation allowance for deferred tax assets	---	---
Deferred tax asset, net of valuation allowance	3,332,000	1,013,000
Net deferred tax asset	$2,518,000	$161,000

          No valuation allowance was recorded for deferred tax assets at December 31, 2005 or December 31, 2004, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

          As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,600,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities. The company has applied approximately $617,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company. The company

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3--INCOME TAXES--Continued

has also applied approximately $1,309,000 toward the current year tax liability resulting in refundable income taxes of approximately $1,227,000 which is reflected as a current asset. See Note 16.

The reconciliation of income tax (benefit) attributable to income (loss) before income taxes computed at the U.S. federal statutory rate is:

	Year Ended December 31,
	2005	2004	2003
Statutory tax rate (34%) applied to income (loss)
before income taxes, minority interest and equity in affiliate earnings	$1,174,000	$1,424,000	$750,000
Adjustments due to:
State and city taxes, net of federal benefit	193,000	218,000	189,000
Change in valuation allowance	---	(18,000)	---
Non-deductible items	11,000	18,000	11,000
Subsidiary minority ownership	(131,000)	(206,000)	(26,000)
Ownership in affiliate	112,000	96,000	15,000
Other	68,000	44,000	(61,000)
	$1,427,000	$1,576,000	$878,000

The company has equity positions in 22 limited liability companies (“LLC’s”), each possessing a finite life. Based on their limited liability status, its members are not liable for the LLC’s debts, liabilities, or obligations. Each LLC has complied with the criteria for tax treatment as a partnership. As a result, taxable income or loss is to be reported on each member’s respective tax returns. Income and losses attributable to the company’s equity position in subsidiary LLC’s are included in the company’s Consolidated Statements of Income with the minority interest in the results of operations of subsidiary LLC’s shown separately on the Consolidated Statements of Income. Income attributable to the company’s equity position in its 40% owned affiliate (see Note 1 and Note 15) is shown separately on the company’s Consolidated Statements of Income.

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

          For income tax payments, see Note 13.

NOTE 4--TRANSACTIONS WITH FORMER PARENT

Our former parent provided certain financial and administrative services for us. Central operating costs were charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the former parent totaled approximately $150,000 for

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 4--TRANSACTIONS WITH FORMER PARENT--Continued

the year ended December 31, 2005 with this allocation ceasing when the company and its former parent merged (see Note 1, Note 3, and Note 16) and $200,000 for the years ended December 31, 2004 and 2003, which is included in selling, general and administrative expenses in the Consolidated Statements of Income.

We had an intercompany advance payable to our former parent of approximately $449,000 as of December 31, 2004, which bore interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $9,000, $5,000 and $2,000 for the years ended December 31, 2005, 2004 and 2003, respectively with the interest ceasing when the company and its former parent merged. Interest was included in the intercompany advance balance. The intercompany advance of approximately $611,000 was forgiven as a result of the company’s merger with its former parent. See Note 1, Note 3, and Note 16.

         On March 17, 2004, the company issued a demand promissory note to its former parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that can be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. The note had an outstanding principal balance of approximately $1,435,000 as of December 31, 2004. The outstanding note balance of approximately $4,531,000 was forgiven as a result of the company’s merger with its former parent. The weighted average interest rate on the note during the period it was outstanding during 2005 and 2004 was 7.58% and 5.84%, respectively. Interest expense on the note amounted to approximately $149,000 and $51,000 for the years ended December 31, 2005 and 2004 with the interest ceasing when the company and its former parent merged. Accrued interest payable on the note amounted to approximately $27,000 as of December 31, 2004. Accrued interest on the note of approximately $64,000 was forgiven as a result of the company’s merger with its former parent. See Note 1, Note 3, and Note 16.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

For the years ended December 31, 2005, 2004 and 2003, respectively, the company paid premiums of approximately $705,000, $537,000 and $425,000 for insurance obtained through a director of its former parent.

For the years ended December 31, 2005, 2004 and 2003, respectively, legal fees of $196,000, $236,000 and $156,000 were paid to an attorney who acts as general counsel and Secretary for the company and who acted in the same capacities for the company’s former parent and who was a director of the company’s former parent.

In May 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan was collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately  $6,000, $4,000 and $4,000 for 2005, 2004 and 2003, respectively. The note and accrued interest of approximately $22,000 were repaid in December, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 5--OTHER RELATED PARTY TRANSACTIONS--Continued

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members funded in the aggregate approximately $15,000 in capital contributions during 2005, and $324,000 during the preceding year, under notes accruing interest at prime plus 2%, with an aggregate of approximately $68,000 of distributions applied against the notes and accrued interest during 2005, and $74,000 during the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11 and Note 13.

NOTE 6--STOCK OPTIONS

In April, 1999, the company adopted a stock option plan pursuant to which the board of directors granted 1,600,000 options exercisable at $.63 per share to certain of its officers, directors, employees and consultants with 680,000 options exercisable through April 20, 2000 and 920,000 options exercisable through April 20, 2004. 1,480,000 options have been exercised. 120,000 options have been cancelled. 680,000 options were exercised in part with promissory notes with the interest at 6.2% and repaid with 91,800 shares of common stock in February, 2004. The balance of the 800,000 options were exercised in 2003 and 2004 with the exercise prices paid in part with director bonuses and in part by the payment with company stock. The exercises and share payments to the company represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 13.

In January, 2001, the board of directors granted to the company’s Chief Executive Officer and President a five-year option for 330,000 shares exercisable at $.63 per share. In January, 2004, 56,384 of these options were exercised for $35,240 with the exercise price satisfied by a director bonus. In March, 2005, 150,000 of these options were exercised with the company receiving a $93,750 cash payment for the exercise price. In December, 2005, the remaining 123,616 of these options were exercised with the company receiving a $76,024 cash payment for the exercise price.

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. In 2003 and 2004, 8,146 of these options were exercised, with the exercise prices satisfied by director bonuses. These exercises represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 13. In January, 2004, 7,200 options were exercised and in February, 2005, 15,000 options were exercised for cash. 14,654 options have been cancelled due to the resignation of a director in June, 2004, and 105,000 options remain outstanding.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6--STOCK OPTIONS--Continued

In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of the company’s employees. Options for 14,000 shares have been cancelled as a result of the termination of several employee option holders. During 2005, 7,000 of these options were exercised with the company receiving $14,350 cash payments for the exercise price.

The board of directors determined that all outstanding, unvested options would vest as of December 31, 2005. The following weighted average information pertains to these options: expected life 3.8 years, exercise price $3.55, fair value $2.32, risk free interest rate 3.69%, and volatility factor .95.

In June, 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. These options remain outstanding.

In August, 2003, the board of directors granted a three-year option to a director for 10,000 shares exercisable at $2.25 per share through August 18, 2006. These options remain outstanding.

In January, 2004, the board of directors granted a five year option to an employee for 20,000 shares exercisable at $3.09 per share through January 12, 2009. In February, 2005, a portion of this option was exercised for 5,000 shares with the company receiving a cash payment of $15,425, leaving 15,000 of these options outstanding.

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 3,750 options were exercised in July, 2005 with the company receiving a cash payment of $15,075 and an additional 13,750 options were exercised in December 2005 with the company receiving $55,275 cash payments. 142,500 options remain outstanding.

In August, 2004, the board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 15, 2009. The options were to vest 25% annually commencing August 16, 2005 with 12,500 vested options exercised in December, 2005 and the company receiving a cash payment of $50,250. The remaining 37,500 options were cancelled due to the officer’s resignation.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6--STOCK OPTIONS--Continued

A summary of the company’s stock option activity and related information for the years ended December 31 follows:

	2005		2004		2003
		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding-beginning of year	694,616		1,191,716		1,367,000
Granted	---		230,000	$3.94	60,000	$1.88
Cancellations	(41,500)	$3.83	(14,654)	$ .75	(51,000)	$1.63
Exercised	(330,616)	$1.01	(712,446)	$ .63	(184,284)	$ .73
Expired	---		---		---
Outstanding-end of year	322,500		694,616		1,191,716

Outstanding:
August 2004 options	---		50,000	$4.02	---
June 2004 options	142,500	$4.02	160,000	$4.02	---
January 2004 options	15,000	$3.09	20,000	$3.09	---
August 2003 options	10,000	$2.25	10,000	$2.25	10,000	$2.25
June 2003 options	50,000	$1.80	50,000	$1.80	50,000	$1.80
May 2002 options	---		11,000	$2.05	11,000	$2.05
September 2001 options	105,000	$ .75	120,000	$ .75	146,430	$ .75
January 2001 options	---		273,616	$ .63	330,000	$ .63
April 1999 options	---		---		644,286	$ .63
	322,500		694,616		1,191,716

Outstanding and exercisable end of year:
June 2004 options	142,500	$4.02	15,000	$4.02	---
January 2004 options	15,000	$3.09	---		---
August 2003	10,000	$2.25	5,000	$2.25	---
June 2003	50,000	$1.80	12,500	$1.80	---
May 2002	---		11,000	$2.05	---
September 2001 options	105,000	$ .75	90,000	$ .75	90,000	$ .75
January 2001 options	---		207,616	$ .63	198,000	$ .63
April 1999 options	---		---		644,286	$ .63
	322,500		341,116		932,286
Weighted-average fair value of options granted during the year			$3.88		$1.41

The remaining contractual life at December 31, 2005 is 3.6 years for the August 2004 options, 3.4 years for the June 2004 options, 3 years for the January 2004 options, .6 years for the August 2003 options, 2.4 years for the June 2003 options and .7 years for the September 2001 options.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6--STOCK OPTIONS--Continued

As a result of board of director approval of accelerated vesting of remaining unvested options, all outstanding options at December 31, 2005 were vested.

As of December 31, 2005, the company has 323,000 shares reserved for issuance, including: 105,000 shares for the September, 2001 options, 50,000 shares for the June, 2003 options, 10,000 shares for the August, 2003 options, 15,000 shares for the January, 2004 options and, 142,500 shares for the June, 2004 options. All options were issued at fair market value on date of grant.

The number and exercise price of outstanding options was adjusted based upon a two-for-one stock split affected by the company in February, 2004. See Note 1 and Note 14.

NOTE 7--COMMITMENTS

The company has leases on facilities housing its dialysis, administrative and medical operations and equipment leases. Total rent expense was approximately $1,466,000, $1,194,000 and $778,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The aggregate lease commitments at December 31, 2005 for the company’s non-cancelable operating leases with a term of one year or more are approximately:

2006	$1,605,000
2007	1,536,000
2008	1,464,000
2009	1,100,000
2010	869,000
Thereafter	1,505,000
$8,079,000

         Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company and its former parent established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. To date, employer matching expense has been minimal.

          Stephen W. Everett, CEO, President and director of the company, had a five-year employment contract through December 31, 2005. The company and Mr. Everett finalized a new five-year employment agreement, agreed to in principle and effective January 3, 2006 with an initial annual salary of $275,000 and minimum increases of $10,000 per year thereafter. The agreement contains provisions for receipt of 40,000 shares of the company’s common stock of which 10,000 shares will be granted immediately subject to shareholder approval. Issuance of the remaining 30,000 shares will be based upon agreed upon performance criteria with the potential for 10,000 shares to be issued annually over the next three years. The agreement provides for certain fringe benefits, reimbursement of reasonable out-of-

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 7--COMMITMENTS--Continued

pocket expenses, and a non-competition agreement with the company during the term of the agreement and for one year after termination. See Note 18.

A non-affiliated owner of a Georgia facility that is managed by the company held a put option to sell to a subsidiary of the company all the assets of that dialysis facility. The company’s subsidiary held a call option to purchase the assets of the Georgia facility. Each of the put and call options were exercisable through September, 2005. In August, 2005, our subsidiary notified the owner of the Georgia facility of its intent to exercise the call option and negotiate the acquisition of that facility’s assets. The parties agreed to extend the call option through December 31, 2006. The put option expired unexercised and has not been extended.

NOTE 8--REPURCHASE OF COMMON STOCK

In September, 2000, the company announced a common stock repurchase plan for up to 600,000 shares at current market prices. The repurchase plan terminated in the second quarter of 2005. The company repurchased and cancelled approximately 360,000 shares under the plan at an aggregate cost of approximately $205,000. No shares were acquired by the company during 2004 or 2005 with the exception of shares paid to the company for exercise of stock options during 2004. See Notes 6 and 13.

NOTE 9--CAPITAL EXPENDITURES AND DEPRECIATION

Capital expenditures and depreciation expense were as follows:
	2005	2004	2003
Capital expenditures	$5,482,000	$3,132,000	$1,656,000
Depreciation expense	$1,736,000	$1,493,000	$1,184,000

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

       These transactions resulted in an aggregate of approximately $2,441,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being

NOTE 10--ACQUISITIONS--Continued

amortized for tax purposes over a 15-year period. Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

In August, 2004, the company acquired a Pennsylvania dialysis company resulting in $1,358,000 of goodwill, the excess of the net purchase price over the estimated fair value of net assets acquired, including a valuation of an eight year non-competition agreement that will be amortized over the life of the agreement. The goodwill is not amortizable for tax purposes, since the transaction was a stock acquisition. The initial allocation of purchase cost at fair value was based upon available information and will be finalized as any contingent purchase amounts are resolved and estimated fair values of assets are finalized. The company began recording the results of operations for the acquired company as of the effective date of the acquisition. See Note 1.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition for the August, 2004 Pennsylvania acquisition:

Accounts receivable, net	$215,825
Inventory and other current assets	79,383
Property, plant and equipment, net	88,231
Intangible assets	82,500
Goodwill	1,357,681

Total assets acquired	1,823,620
Total liabilities assumed	302,429

Net assets acquired	$1,521,191

NOTE 11--LOAN TRANSACTIONS

The company has and may continue to provide funds in excess of capital contributions to meet working capital requirements of its dialysis facility subsidiaries, usually until they become self-sufficient. The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions. See Note 5 and Note 13.

NOTE 12--QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following summarizes certain quarterly operating data (in thousands except per share data):

	Year Ended December 31, 2005
	March 31	June 30	Sept. 30	Dec.31	Total

Net Sales	$10,484	$11,022	$11,373	$12,015	$44,894
Gross profit	3,941	4,297	4,194	4,483	16,915
Net income	324	444	537	595	1,900
Earnings per shares:
Basic	$.04	$.05	$.06	$.06	$.22
Diluted	$.04	$.05	$.06	$.06	$.20

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 12--QUARTERLY FINANCIAL INFORMATION (Unaudited)--Continued

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

NOTE 13--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Note 1, Note 2, Note 3, Note 4, Note 5, Note 6, Note 11, and Note 16:

	2005	2004	2003
Interest paid (see Note 2)	$273,000	$204,000	$189,000
Income taxes paid (see Note 3)	1,301,000	1,350,000	777,000
Options exercise bonus (191,238 shares 2004; 159,284 shares 2003) (see Note 6)	---	120,000	100,000
Subsidiary minority member capital contributions financing (see Note 5 and Note 11)	15,000	324,000	223,000
Subsidiary minority member distributions applied against financing (see Note 5 and Note 11)	68,000	74,000	54,000
Share payment (514,008 options exercised; 72,375 shares paid) for stock option exercises (see Note 6)	---	321,000	---
Payment on note receivable with 91,800 shares of common stock (see Note 6)	---	521,000	---
Increase in additional paid-in capital from exercise of non- qualified stock options (see Note 3 and Note 6)	---	120,000	---
Net share issuance in merger with former parent (Note 1, Note 3, Note 4 and Note 16)	10,051,000	---	---

NOTE 14--STOCK SPLIT

The board of directors declared a two-for-one stock split with respect to the company’s 3,968,772 shares of outstanding common stock. The record date of the split was January 28, 2004; the distribution date was February 9, 2004; and the date Nasdaq reported the adjusted price of the common stock was

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 14--STOCK SPLIT--Continued

February 10, 2004. The two-for-one stock split increased the outstanding shares of common stock at that time to 7,937,544 shares. The split also required adjustment in the outstanding stock options by doubling the number of shares obtainable upon exercise, and halving the exercise price of the options. See Note 1 and Note 6.

NOTE 15--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data (in thousands) of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	2005	2004	2003
Revenues	$2,667	$2,275	$1,547
Gross profit	$1,485	$1,244	$600
Net income	$822	$707	$111

The following amounts (in thousands) are from the balance sheet of the company’s 40% owned Ohio affiliate:

	December 31,
	2005	2004
Current assets	$926	$945
Non-current assets	124	161
Total assets	$1,050	$1,106

Current liabilities	$216	$245
Non-current liabilities	---	---
Capital	834	861
Total liabilities and capital	$1,050	$1,106

The company’s equity in the net assets of this affiliate of $334,000 at December 31, 2005, and $345,000 at December 31, 2004, is included in other assets on its consolidated balance sheet.

NOTE 16--ACQUISITION OF FORMER PARENT COMPANY

On June 2, 2005, the company and its former parent, Medicore, Inc., which owned approximately 56% of the company, entered into an Agreement and Plan of Merger for Medicore to merge into the company for consideration consisting of approximately 5,271,000 shares of the company’s common stock. On September 21, 2005, the shareholders of Medicore and the company approved the merger, the articles of merger were filed, and the merger was completed. Each Medicore shareholder received .68

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 16--ACQUISITION OF FORMER PARENT COMPANY--Continued

shares of the company’s common stock for each share of Medicore common stock, and Medicore’s ownership in the company of approximately 4,821,000 of the company’s common stock was retired resulting in approximately 9,116,000 shares of the company outstanding after the merger. See Note 4.

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

The deferred tax asset represents tax benefits from net operating loss carryforwards of the company’s former parent that can be utilized to satisfy future income tax liabilities of the company. Pursuant to Section 382 of the Internal Revenue Code, utilization of these acquired net operating losses are limited to certain amounts annually (approximately $3,300,000), though the company anticipates using all acquired net operating loss carryforwards prior to their expiration date. See Note 3.

In conjunction with the merger, a payment of $1,960,000 due pursuant to the employment agreement buyout of the President and CEO of the former parent, who is chairman of the company, was deferred and is reflected as a current liability on the company’s consolidated balance sheet at December 31, 2005. Payment of this liability was made in January, 2006.

The merger simplified the corporate structure and enabled the ownership of the control interest in the company to be in the hands of the public shareholders. The merger provided the company with additional capital resources to continue to build its dialysis business.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 16--ACQUISITION OF PARENT COMPANY--Continued

The results of operations of the company’s former parent are included in the company’s consolidated operating results effective with the merger, September 21, 2005. Pro forma results of operations if the merger had completed as of January 1, 2003 are as follows (in thousands except per share data):

	Year Ended December 31,
	2005	2004	2003
Operating revenues	$46,008	$41,768	$30,807
Net income	$2,093	$2,572	$1,573

Earnings per share:
Basic	$.23	$.29	$.19
Diluted	$.22	$.28	$.17

NOTE 17--TRANSACTIONS WITH VIRAGEN, INC.

The company’s former parent, Medicore, Inc., had a royalty agreement with Viragen, Inc., a former subsidiary of Medicore pursuant to which it was to receive a royalty on Viragen's gross sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. A payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the existing royalty agreement.

In August, 2002, Medicore initiated a legal action against Viragen for breach of the royalty agreement and for an accounting of sales pursuant to the royalty agreement. In July, 2003, Medicore reached an agreement with Viragen pursuant to mediation proceedings following its obtaining a partial summary judgment against Viragen in March, 2003, for amounts owed to it under the royalty agreement. Viragen remitted $30,000 on August 1, 2003, August 1, 2004 and August 1, 2005, with annual interest at 5% on the August, 2004 and 2005 payments. Viragen also agreed to commence remitting the quarterly royalty payments due under the royalty agreement. Pursuant to the company’s merger with its former parent, royalties are now payable to the company. See Note 1, Note 3, Note 4, and Note 16.

NOTE 18--SUBSEQUENT EVENTS

In February, 2006, the company acquired the assets of a Virginia dialysis center and in March, 2006 acquired the assets of two Maryland dialysis centers. Each of these centers is 80% owned by the company with a 20% minority interest.

The company finalized a new five-year employment agreement with Stephen W. Everett, CEO, President and a director, effective January 3, 2006. See Note 7.

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

MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
February 10, 2006

Schedule II - Valuation and Qualifying Accounts
Dialysis Corporation of America, Inc. and Subsidiaries
December 31, 2005

COL. A	COL. B	COL. C		COL. D	COL. E
Classification	Balance at Beginning Of Period	Additions (Deductions) Charged (Credited) to Cost and Expenses	Additions Charged to Other Accounts Describe	Other Changes Add (Deduct) Describe	Balance at End of Period

YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$1,636,000	$571,000		$(321,000)(1)	$1,886,000
Reserve for inventory obsolescence	---	---		91,000 (2)	77,000
				(14,000)(3)
	$1,636,000	$571,000		$(244,000)	$1,963,000
YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$785,000	$1,198,000		$(347,000)(1)	$1,636,000
Valuation allowance for deferred tax asset	52,000	(52,000)		---	---
	$837,000	$1,146,000		$(347,000)	$1,636,000

YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$831,000	$290,000		$(336,000)(1)	$785,000
Valuation allowance for deferred tax asset	72,000	(20,000)		---	52,000
	$903,000	$270,000		$(336,000)	$837,000

(1) Uncollectible accounts written off, net of recoveries.
(2) Acquisition of former parent company.
(3) Net write-offs against inventory reserves.

Exhibits

to

DIALYSIS CORPORATION OF AMERICA
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2005

10.19	Amendment No. 2 to Credit Agreement between the Company and KeyBank National Association dated as of February 14, 2006.

21	Subsidiaries of the Company

23.1	Consent of Moore Stephens, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350