Form 10-Q
period 2006-03-31
DIALYSIS CORP OF AMERICA
filed 2006-05-12
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐

Indicate by check b whether the registrant is a large-accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                     Accelerated Filer ☐                    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value - 9,510,846 shares as of May 10, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2006 and March 31, 2005, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements

1)	Consolidated Statements of Income for the three months ended March 31, 2006 and March 31, 2005 (Unaudited).

2)	Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005.

3)	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and March 31, 2005 (Unaudited).

4)	Notes to Consolidated Financial Statements as of March 31, 2006 (Unaudited).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II -- OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Operating revenues:
Sales
Medical services revenue	$12,871,653	$10,484,101
Product sales	239,462	---
Total sales revenues	13,111,115	10,484,101
Other income	105,868	128,395
	13,216,983	10,612,496
Operating costs and expenses:
Cost of sales
Cost of medical services	7,837,957	6,542,601
Cost of product sales	143,675	---
Total cost of sales revenues	7,981,632	6,542,601
Stock compensation expense	134,516	---
Selling, general and administrative expenses	3,988,770	3,243,761
Provision for doubtful accounts	155,414	247,994
	12,260,332	10,034,356

Operating income	956,651	578,140

Other income (expense)
Interest income on officer/director note	---	1,292
Interest expense on note and advances payable to parent	---	(34,936)
Other income, net	66,981	31,855
	66,981	(1,789)

Income before income taxes, minority interest and equity in affiliate earnings	1,023,632	576,351

Income tax provision	416,974	308,803

Income before minority interest and equity in affiliate earnings	606,658	267,548

Minority interest in income of consolidated subsidiaries	(180,281)	(63,270)

Equity in affiliate earnings	92,406	120,109
Net income	$518,783	$324,387

Earnings per share:
Basic	$.06	$.04
Diluted	$.05	$.04

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005(A)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,359,347	$2,937,557
Accounts receivable, less allowance
of $1,839,000 at March 31, 2006;
$1,886,000 at December 31, 2005	11,605,020	10,538,033
Inventories, less allowance for obsolescence
of $77,000 at March 31, 2006 and at December 31, 2005	1,763,583	1,457,566
Deferred income tax asset	838,000	838,000
Prepaid expenses and other current assets	2,511,901	1,425,112
Refundable income taxes	1,166,393	1,227,306
Total current assets	19,244,244	18,423,574

Property and equipment:
Land	1,221,192	1,571,975
Buildings and improvements	4,025,375	4,411,670
Machinery and equipment	10,302,588	9,686,962
Leasehold improvements	6,614,062	6,735,727
	22,163,217	22,406,334
Less accumulated depreciation and amortization	9,139,499	8,622,822
	13,023,718	13,783,512

Deferred income taxes	1,382,606	1,680,234
Goodwill	3,974,517	3,649,014
Other assets	1,370,477	1,266,789
Total other assets	6,727,600	6,596,037
	$38,995,562	$38,803,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,889,113	$1,775,352
Accrued expenses	5,014,527	5,739,266
Employment contract liability	---	1,960,000
Current portion of long-term debt	278,000	952,000
Acquisition liabilities - current portion	380,298	380,298
Total current liabilities	7,561,938	10,806,916

Long-term debt, less current portion	2,707,620	635,003
Total liabilities	10,269,558	11,441,919

Minority interest in subsidiaries	2,315,323	1,748,130

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,505,829 shares issued and outstanding at March 31, 2006; 9,265,534 shares issued and outstanding at December 31, 2005	95,058	92,655
Additional paid-in capital	15,609,396	15,332,975
Retained earnings	10,706,227	10,187,444
Total stockholders' equity	26,410,681	25,613,074
	$38,995,562	$38,803,123

(A)	Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission in March, 2006.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$518,783	$324,387
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	542,164	406,612
Amortization	2,946	3,525
Bad debt expense	155,414	247,994
Deferred income taxes	297,628	---
Stock compensation expense	134,516	---
Minority interest	180,281	63,270
Equity in affiliate earnings	(92,406)	(120,109)
Increase (decrease) relating to operating activities from:
Accounts receivable	(1,222,401)	(309,298)
Inventories	(239,294)	80,391
Interest receivable on officer loan	---	(1,293)
Prepaid expenses and other current assets	(479,556)	161,990
Refundable income taxes	60,913	---
Accounts payable	113,761	(621,507)
Accrued interest on note payable to parent	---	6,757
Accrued expenses	(859,255)	(1,102,337)
Net cash (used in) operating activities	(886,506)	(859,618)

Investing activities:
Additions to property and equipment, net of minor disposals	(200,318)	(289,352)
Payments received on physician affiliate loans	4,856	3,042
Distribution from affiliate	25,033	160,878
Payment of employment contract liability	(1,960,000)	---
Payment disserting merger shareholders	(2,100)	---
Acquisition of dialysis centers	(481,006)	---
Other assets	(10,617)	(28,537)
Net cash (used in) investing activities	(2,624,152)	(153,969)

Financing activities:
Advances from parent	---	48,964
Note payable to parent	---	1,000,000
Line of credit borrowings	1,500,000	---
Payments on long-term debt	(101,383)	(136,792)
Exercise of stock options	280,924	132,725
Capital contributions by subsidiaries’ minority members	372,717	10,000
Distribution to subsidiary minority members	(119,810)	---
Net cash provided by financing activities	1,932,448	1,054,897

(Decrease) increase in cash and cash equivalents	(1,578,210)	41,310

Cash and cash equivalents at beginning of period	2,937,557	601,603
Cash and cash equivalents at end of period	$1,359,347	$642,913

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations which include providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 28 operating dialysis centers (including three centers acquired in the first quarter of 2006) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has four dialysis facilities under development; has agreements to provide inpatient dialysis treatments to eight hospitals; and provides supplies and equipment for dialysis home patients. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent, the company also engages in medical product sales. The medical products operations are not a significant component of the company’s operations contributing sales revenues of $239,000 during the first quarter of 2006 (approximately 2% of sales revenues). See “Consolidation” below in this Note 1 and Notes 4, 5, and 14.

Medical Services Revenue

Our revenues by payor are as follows:

	Three Months Ended
	March 31,
	2006	2005
Medicare	51%	51%
Medicaid and comparable programs	10	9
Hospital inpatient dialysis services	4	6
Commercial insurers and other private payors	35	34
	100%	100%
Our sources of revenue (in thousands) are as follows:

	Three Months Ended
	March 31,
	2006		2005
Outpatient hemodialysis services	$6,989	54%	$5,371	51%
Home peritoneal dialysis services	831	6	779	8
Inpatient hemodialysis services	474	4	629	6
Ancillary services	4,578	36	3,705	35
	$12,872	100%	$10,484	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company was formerly a majority owned subsidiary of Medicore, Inc., until the merger of Medicore into the company effected on September 21, 2005. See “Business” above in this Note 1 and Notes 4, 5 and 14. We have a 40% interest in an Ohio dialysis center which we manage, which is accounted for on the equity method and not consolidated for financial reporting purposes.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

The company’s principal estimates are for estimated uncollectible accounts receivable as provided for in our allowance for doubtful accounts, estimated revenue recognition in connection with the resolution of excess insurance liability, estimated useful lives of depreciable assets, and estimates for patient revenues from non-contracted payors. Our estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates. Actual results could differ from those estimates.

Vendor Volume Discounts

The company has contractual arrangements with certain vendors pursuant to which it receives discounts based on volume of purchases. These discounts are recorded in accordance with EITF 02-16 as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 51% of receivables at March 31, 2006 and 45% at December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of the company’s medical products division acquired pursuant to the company’s merger with its former parent. See “Consolidation” above in this Note 1 and Notes 4, 5, and 14.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised as follows:

	March 31,	December 31,
	2006	2005
Property to be sold (see Note 10)	$1,379,509	$ ---
Prepaid expenses	814,200	993,277
Other	318,192	431,835
	$2,511,901	$1,425,112

Accrued Expenses

Accrued expenses are comprised as follows:
	March 31,	December 31,
	2006	2005
Accrued compensation	$881,356	$1,059,791
Excess insurance liability	3,109,610	3,195,520
Other	1,023,561	1,483,955
	$5,014,527	$5,739,266

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts expected by the company from the insurers. The company communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules. These amounts remain in excess insurance liability until resolution, at which time some of these amounts are being recorded as revenues. Additionally, certain amounts are included in medical services revenues based upon management’s evaluation of those excess insurance liabilities to be retained by the company. See “Estimates” above in this Note 1.

Vendor Concentration

The company purchases erythropoietin (EPO) from one supplier which comprised 35% of the company’s cost of medical services for the first quarter of 2006 and 33% for the same period of the preceding year. There is only one supplier of EPO in the United States. This supplier received FDA approval for an alternative product available for dialysis patients, which is indicated to be effective for a longer period than EPO. The alternative drug also could be administered by the patient’s physician. Accordingly, the use of this drug could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $3,363,000 for the first quarter of 2006 and $2,787,000 for the same period of the preceding year comprised 26% and 27% of medical services revenues for these periods, respectively.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. As of March 31, 2006, two of the company’s new centers are awaiting Medicare and Medicaid certification. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

Goodwill

Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment, which testing has indicated no impairment for goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $97,000 at March 31, 2006 and $67,000 at December 31, 2005 are included in other assets. Amortization expense was $2,946 for the three months ended March 31, 2006 and $3,525 for the same period of the preceding year.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

The company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”) effective January 1, 2006. Provisions of FAS 123(R) require companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to the unvested options to be recognized over the vesting period of the options. The board of directors approved accelerated vesting of all unvested options as of December 31, 2005 resulting in there being no unvested options as of December 31, 2005.

Pro forma information regarding net income and earnings per share is required by FAS 123(R) and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.83%, 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company’s common stock of 1.31, 1.07, 1.15, and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years, and 4 years.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information for the three months ended March 31, 2005 follows:

Three Months Ended
March 31, 2005
Net income, as reported	$324,387
Stock-based employee compensation expense under fair value method, net of related tax effect	(47,621)
Pro forma net income	$276,766

Earnings per share:
Basic, as reported	$.04
Basic, pro forma	$.03
Diluted, as reported	$.04
Diluted, pro forma	$.03

Earnings per Share

Diluted earnings per share gives effect to potential dilutive common shares during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended March 31,
	2006	2005
Net income	$518,783	$324,387

Weighted average shares outstanding	9,292,449	8,536,793
Shares issuable for employment agreement and director fees	9,778	---
Weighted average shares basic computation	9,302,227	8,536,793

Weighted average shares outstanding	9,292,449	8,536,793
Shares issuable for employment agreement and director fees	10,528	---
Weighted average shares diluted computation	9,302,977	8,536,793
Effect of dilutive stock options	230,296	592,861
Weighted average shares, as adjusted diluted computation	9,533,273	9,129,653

Earnings per share:
Basic	$.06	$.04
Diluted	$.05	$.04

The company had various potentially dilutive outstanding stock options. See Note 7.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income

Operating:

Other operating income is comprised as follows:

	Three Months Ended
	March 31,
	2006	2005
Management fee income	$105,868	$128,395

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended
	March 31,
	2006	2005
Rental income	$91,058	$49,028
Interest income	45,595	16,263
Interest (expense)	(79,385)	(34,702)
Other	9,713	1,266
Other income, net	$66,981	$31,855

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

New Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). Provisions of FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, on a calendar year are required to apply FAS 123(R) in the interim financial statements for the first quarter of 2006. In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to the unvested options to be recognized over the vesting period of the options. The board of directors approved accelerated vesting of all unvested options as of December 31, 2005 resulting in there being no unvested options as of December 31, 2005. FAS 123(R) will be a consideration in the formulation of future compensation plans. See “Stock-Based Compensation” above. The implementation of FAS123(R) did not have a significant effect on the company’s financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“FAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principles. FAS 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does no include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 did not have a significant effect on the company’s financial statements.

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months ended March 31, 2006 and March 31, 2005 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2005.

NOTE 3--LONG-TERM DEBT

The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan had an outstanding principal balance of approximately $576,000 at March 31, 2006 and $583,000 December 31, 2005.

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments were $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The company refinanced this mortgage through the existing lender for an additional five years with interest at prime with a rate floor of 5.75% and a rate ceiling of 8.00%, with payments of $6,000 per month. The remaining principal balance under this mortgage amounted to approximately $634,000 at March 31, 2006 and December 31, 2005.

The equipment financing agreement represents financing for kidney dialysis machines for the company’s dialysis facilities. There were no financings under this agreement in 2006 or 2005. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, “Statement of Cash Flows.” See Note 11. The remaining principal balance under this financing amounted to approximately $276,000 at March 31, 2006 and $371,000 at December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

The prime rate was 7.75% as of March 31, 2006 and 7.25% as of December 31, 2005. For interest payments, see Note 11.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combinations of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at March 31, 2006 and December 31, 2005.

On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008. Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit are secured by the company’s pledge of its ownership in its subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The company has the right to convert the base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. The company was in compliance with the requirements of this credit facility at March 31, 2006 and December 31, 2005.

The company borrowed $1,500,000 pursuant to a 90 day LIBOR loan under its line of credit on January 3, 2006 with an interest rate of 5.8125%, including the LIBOR rate of 4.5625% plus an applicable margin of 1.25%. The company rolled this loan into another 90 day LIBOR loan upon its expiration on April 3, 2006.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at March 31, 2006 or December 31, 2005, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize deferred tax assets.

As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,600,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities. The company has applied approximately $617,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company. The company has also applied approximately $1,309,000 toward its 2005 tax liability and has applied approximately $321,000 toward its 2006 tax liability. Refundable income taxes of approximately $1,166,000 at March 31, 2006, which is reflected as a current asset, resulted from the application of the acquired deferred tax asset toward the 2005 tax liability. See Notes 1, 5 and 14.

For income tax payments, see Note 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 5--TRANSACTIONS WITH FORMER PARENT

Our former parent provided certain financial and administrative services for us. Central operating costs were charged on the basis of time spent. In the opinion of management, this method of allocation is reasonable. The amount of expenses allocated by the former parent totaled approximately $50,000 for the three months ended March 31, 2005 with this allocation ceasing when the company and its former parent merged in September, 2005, (see Notes 1, 4, 11, and 14), which is included in selling, general and administrative expenses in the Consolidated Statements of Income.

We had an intercompany advance payable to our former parent which bore interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $2,000 for the three months ended March 31, 2005, with the interest ceasing when the company and its former parent merged. Interest was included in the intercompany advance balance. The intercompany advance balance of approximately $611,000 was forgiven as a result of the company’s merger with its former parent. See Notes 1, 4, 11, and 14.

On March 17, 2004, the company issued a demand promissory note to its former parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that can be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. The outstanding note balance of approximately $4,531,000 was forgiven as a result of the company’s merger with its former parent. The weighted average interest rate on the note for the three months ended March 31, 2005 was  6.71%. Interest expense on the note amounted to approximately $33,000 for the three months ended March 31, 2005 with the interest ceasing when the company and its former parent merged. Accrued interest on the note of approximately $64,000 was forgiven as a result of the company’s merger with its former parent. See Notes 1, 4,11 and 14.

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

In May, 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan was collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 for the three months ended March 31, 2005. The note and accrued interest of approximately $22,000 were repaid in December, 2005.

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members did not fund capital contributions during the first quarter of 2006 or the first quarter of 2005 under such notes, which typically accrue interest at prime plus 2%. An aggregate of approximately $18,000 of distributions were applied against the notes and accrued interest during the first quarter of 2005, with no such distributions during the first quarter of 2006. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Notes 10 and 11.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 7--STOCK OPTIONS--Continued

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. In 2003 and 2004, 8,146 of these options were exercised, with the exercise prices satisfied by director bonuses. These exercises represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11. In January, 2004, 7,200 options were exercised. In February, 2005, 15,000 options were exercised for cash. 14,654 options were cancelled due to the resignation of a director in June, 2004. 100,000 options were exercised in March, 2006 with the company receiving a $75,000 cash payment for the exercise price, leaving 5,000 options outstanding.

In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of the company’s employees. Options for 14,000 shares have been cancelled as a result of the termination of several employee option holders. During 2005, 7,000 of these options were exercised with the company receiving $14,350 cash payments for the exercise price.

In June, 2003, the board of directors granted to an officer a five-year option for 50,000 shares exercisable at $1.80 per share through June 3, 2008. These options were exercised in March, 2006 with the company receiving a $90,000 cash payment for the exercise price.

In August, 2003, the board of directors granted a three-year option to a director for 10,000 shares exercisable at $2.25 per share through August 18, 2006. These options remain outstanding.

In January, 2004, the board of directors granted a five year option to an employee for 20,000 shares exercisable at $3.09 per share through January 12, 2009. In February, 2005, a portion of this option was exercised for 5,000 shares with the company receiving a cash payment of $15,425. 5,000 options were exercised in January, 2006 with the company receiving a cash payment of $15,425 for the exercise price, leaving 10,000 options outstanding.

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 3,750 options were exercised in July, 2005 with the company receiving a cash payment of $15,075 and an additional 13,750 options were exercised in December, 2005 with the company receiving $55,275 cash payments. 25,000 options were exercised in March, 2006 with the company receiving a $100,500 cash payment for the exercise price. An additional 87,500 options were exercised in March, 2006 with an exercise price of $351,750 that was satisfied through payment of 27,205 shares of company stock, leaving 30,000 options outstanding.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 8--COMMITMENTS--(Continued)

Stephen W. Everett, CEO, President and director of the company, had a five-year employment contract through December 31, 2005. The company and Mr. Everett finalized a new five-year employment agreement, effective January 3, 2006 with an initial annual salary of $275,000 and minimum increases of $10,000 per year thereafter. The agreement contains provisions for receipt of 40,000 shares of the company’s common stock of which 10,000 shares will be granted immediately subject to shareholder approval of an amendment to the company’s 1999 Stock Option Plan for the issuance of stock awards. Issuance of the remaining 30,000 shares will be based upon agreed upon performance criteria with the potential for 10,000 shares to be issued annually over the next three years. The agreement provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a non-competition agreement with the company during the term of the agreement and for one year after termination.

The company gave the non-affiliated owner of the facility in Georgia that is managed by the company a put option to sell to a subsidiary of the company all the assets of that Georgia dialysis facility. The company’s subsidiary held a call option to purchase the assets of the Georgia facility. Each of the put and call options were exercisable through September, 2005. The company’s subsidiary notified the owner of the Georgia facility of its intent to exercise the call option and negotiate the acquisition of that facility’s assets. The parties agreed to extend the call option through December 31, 2006.

NOTE 9--ACQUISITIONS

The company has made various acquisitions commencing in 2001. These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on the company’s analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market.

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

Effective as of the close of business on August 31, 2004, the company acquired a Pennsylvania dialysis company for an estimated net purchase price in excess of $1,500,000. Approximately $381,000 of the purchase price remains outstanding at March 31, 2006, and is due August 31, 2006.

During the first quarter of 2006, the company acquired a Virginia dialysis center and a Maryland dialysis company with two dialysis centers. These transactions resulted in approximately $326,000 of goodwill amortizable over 15 years for tax purposes.

See Note 14 for information on the company’s merger with its former parent company, Medicore, Inc.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 10--LOAN TRANSACTIONS--(Continued)

The company is constructing dialysis facilities which will be sold upon completion to a medical director of the company and to an entity owned by or in which a medical director is affiliated, and one to unaffiliated physicians. The companies’ subsidiaries that will operate those facilities will lease the facilities from the purchasers. The cost of the land an construction costs are included in Prepaid Expenses and Other Current Assets. See Note 1.

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 to 7:

	Three Months Ended
	March 31,
	2006	2005
Interest paid (see Notes 3 and 5)	$39,000	$63,000
Income taxes paid (see Note 4)	85,000	319,000
Subsidiary minority member distributions applied against notes and accrued interest (see Note 6)	---	18,000
Share payment (87,500 options exercised; 27,205 shares paid) for stock option exercises (see Note 7)	352,000	---

NOTE 12--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the three months ended March 31, 2006 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2005	$92,655	$15,332,975	$10,187,444	$25,613,074
Exercise of stock options	2,403	278,521	---	280,924
Payment to dissenting merger shareholder	---	(2,100)	---	(2,100)
Net income	---	---	518,783	518,783
Balance March 31, 2006	$95,058	$15,609,396	$10,706,227	$26,410,681

NOTE 13--AFFILIATE FINANCIAL INFORMATION

The following amounts represent certain operating data of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	Three Months Ended
	March 31,
	2006	2005
Revenues	$692,000	$766,000
Gross profit	$376,000	$476,000
Net income	$232,000	$300,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 13--AFFILIATE FINANCIAL INFORMATION--(Continued)

The following amounts (in thousands) are from the balance sheet of the company’s 40% owned Ohio affiliate:

	March 31,	December 31,
	2006	2005
Current assets	$1,136	$926
Non-current assets	110	124
Total assets	$1,246	$1,050

Current liabilities	$243	$216
Non-current liabilities	---	---
Capital	1,003	834
Total liabilities and capital	$1,246	$1,050

NOTE 14--ACQUISITION OF PARENT COMAPNY

On June 2, 2005, the company and its former parent, Medicore, Inc., which owned approximately 56% of the company, entered into an Agreement and Plan of Merger for Medicore to merge into the company for consideration consisting of approximately 5,271,000 shares of the company’s common stock. On September 21, 2005, the shareholders of Medicore and the company approved the merger, the articles of merger were filed, and the merger was completed. Each Medicore shareholder received .68 shares of the company’s common stock for each share of Medicore common stock, and Medicore’s ownership in the company of approximately 4,821,000 of the company’s common stock was retired resulting in approximately 9,116,000 shares of the company outstanding after the merger. See Notes 1, 4 and 5.

A deferred tax asset of $3,602,587 represents tax benefits from net operating loss carryforwards of the company’s former parent that can be utilized to satisfy future income tax liabilities of the company. Pursuant to Section 382 of the Internal Revenue Code, utilization of the acquired net operating losses are limited to certain amounts annually, though the company anticipates using all acquired net operating loss carryforwards prior to their expiration date. See Notes 1, 4 and 5.

In conjunction with the merger, a payment of $1,960,000 due pursuant to the employment agreement buyout of the CEO of the former parent, who is Chairman of the Board of the company, was deferred and reflected as a current liability on the company’s consolidated balance sheet at December 31, 2005. Payment of this liability was made in January, 2006.

The merger simplified the corporate structure and enabled the ownership of the control interest in the company to be in the hands of the public shareholders. The merger provided the company with additional capital resources to continue to build its dialysis business.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 14--ACQUISITION OF PARENT COMPANY--Continued

The results of operations of the company’s former parent are included in the company’s consolidated operating results effective with the merger. Pro forma results of operations if the merger had completed as of January 1, 2005 are as follows (in thousands except per share data):

Three Months Ended
March 31, 2005

Operating revenues	$10,809
Net income	$387

Earnings per share:
Basic	$.04
Diluted	$.04

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2006, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2005. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 30 outpatient dialysis centers, including three centers acquired in the first quarter of 2006, a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of eight hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. 95.46% of our patients had a Kt/V level greater than 1.2, for the first quarter ended March 31, 2006, and was 94.73% for the same period in 2005.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  82.2% of our patients had a hemoglobin level greater than 11 for the first quarter ended March 31, 2006, and was 80.78% for the same period last year.

Vascular access is the “lifeline” for hemodialysis patients. The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system. 46.31% of DCA patients were dialyzed with a fistula during the first quarter ended March 31, 2006.

Patient Treatments

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended March 31,
	2006	2005
In center	43,518	35,944
Home peritoneal	3,746	3,950
Acute	1,561	2,355
	48,825(1)	42,249(1)

(1)
Treatments by the two managed centers included: in-center treatments of 3,859 and 3,603 respectively, for the three months ended March 31, 2006 and March 31, 2005; home peritoneal treatments of 96 for the three months ended March 31, 2006 with no such treatments for the same period of the preceding year; and acute treatments of 98 and 65, respectively, for the three months ended March 31, 2006 and March 31, 2005.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately a 10% increase in dialysis treatments for the first quarter of 2006 compared to the same period of the preceding year at centers that were operable during the entire first quarter of 2005.

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

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the quarter ended March 31, 2006, we incurred an aggregate of approximately $468,000 in net losses for start-up centers.

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

Reimbursement

Approximately 61% of our medical services revenues are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Three Months Ended March 31,
	2006	2005
Medicare	51%	51%
Medicaid and comparable programs	10	9
Hospital inpatient dialysis services	4	6
Commercial insurers and other private payors	35	34
	100%	100%

Our medical services revenues are derived primarily from four sources: outpatient hemodialysis services, home peritoneal dialysis services, inpatient hemodialysis services and ancillary services. The following table shows the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented:

	Three Months Ended March 31,
	2006		2005
Outpatient hemodialysis services	$6,989	54%	$5,371	51%
Home peritoneal dialysis services	831	6	779	8
Inpatient hemodialysis services	474	4	629	6
Ancillary services	4,578	36	3,705	35
	$12,872	100%	$10,484	100%

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

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Medical services revenue	$12,872	$10,484
Product sales	239	---
Total sales revenues	13,111	10,484
Other income	106	128
Total operating revenues	13,217	10,612

Cost of medical services	7,838	6,542
Cost of product sales	144	---
Total cost of sales revenues	7,982	6,542

Selling, general and administrative expenses	4,123	3,244
Provision for doubtful accounts	155	248
Total operating costs and expenses	12,260	10,034

Operating income	957	578

Other income (expense), net	67	(2)

Income before income taxes, minority interest
and equity in affiliate earnings	1,024	576

Income tax provision	417	309

Income before minority interest and
equity in affiliate earnings	607	267

Minority interest in income of
consolidated subsidiaries	(180)	(63)

Equity in affiliate earnings	92	120
Net income	$519	$324

Medical services revenues increased approximately $2,388,000 (23%) for the three months ended March 31, 2006, compared to the same period of the preceding year with the increase largely attributable to a 16% increase in total dialysis treatments performed by our centers from 38,591 during the first quarter of 2005 to 44,772 during the first quarter of 2006. The increase in treatments resulted in an increase of approximately $1,515,000 (22%) in treatment revenues. The increase in treatments includes treatments at the three new centers we opened during 2005 which were in operation throughout the first quarter of 2006, and three centers we acquired during the first quarter of 2006. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

We record contractual adjustments based on fee schedules for a patient’s insurance plan except in circumstances where the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined. Out-of-network providers generally do not provide fee schedules and coinsurance information and, consequently, represent the largest portion of contractual adjustment changes. Based on historical data we do not anticipate that a change in estimates would have a significant impact on our financial condition or results of operations.

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005. Operations of the medical products division are included in our operating results subsequent to the merger. These operations represent a minor portion of our operations with sales revenues of $239,000 during the first quarter of 2006 (2% of total sales revenues).

Operating income increased approximately $ 379,000 (65%) for the three months ended March 31, 2006, compared to the preceding year, including start-up costs associated with our new centers.

Other operating income decreased by approximately 18% for the three months ended March 31, 2006, compared to the same period of the preceding year. This represents a decrease in management fee income pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center of $23,000 for the three months ended March 31, 2006, compared to the same period of the preceding year.

Cost of medical services sales as a percentage of medical services revenue decreased to 61% for the three months ended March 31, 2006, compared to 62% for the same period of the preceding year, as a result of decreases in payroll costs and supply costs as a percentage of the associated revenues.

Cost of sales for our medical products division amounted to 60% of sales. Cost of sales for this division is largely related to product mix.

Approximately 26% of our medical services revenues for the three months ended March 31, 2006, and 27% for the same period of the preceding year derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases. Beginning this year, Medicare will reimburse dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes will have little impact on the company’s average Medicare revenue per treatment.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $880,000 (27%) for the three months ended March 31, 2006, compared to the same period of the preceding year, including approximately $135,000 of non-cash stock compensation expense. This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations. Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenues. Selling, general and administrative expenses as a percentage of sales revenues amounted to approximately 31% for the three months ended March 31, 2006, and for the same period of the preceding year.

Provision for doubtful accounts decreased approximately $93,000 for three months ended March 31, 2006, compared to the same period of the preceding year. The provision amounted to 1% of sales for the three months ended March 31, 2006, compared to 2% for the same period of the preceding year. Medicare bad debt recoveries of $79,000 were recorded during the three months ended March 31, 2006, compared to approximately $177,000 for the same period of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 2% of sales for the three months ended March 31, 2006, compared to 4% for the same period of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

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

Other non-operating income increased approximately $35,000 for the three months ended March 31, 2006, compared to the same period of the preceding year. This includes an increase in interest income of $29,000, an increase in rental income of $42,000, an increase in miscellaneous other income of $9,000, and an increase in interest expense to unrelated parties of $45,000 primarily due to increased average non-inter-company borrowings. Interest expense to our former parent, Medicore, Inc., on an intercompany note and intercompany advances was $35,000 for the three months ended March 31, 2005 with no such expense during the first quarter of 2006 as a result of our merger with our former parent in September, 2005. The prime rate was 7.75% at March 31, 2006, and 7.25% at December 31, 2005. See Notes 1, 3, 4, 5, and 14 of “Notes to the Consolidated Financial Statements.”

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

Liquidity and Capital Resources

Working capital totaled approximately $11,682,000 at March 31, 2006, which reflected an increase of $4,066,000 (53%) during the three months ended March 31, 2006. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,578,000, which included net cash used in operating activities of $887,000; net cash used in investing activities of $2,624,000 (including payment on an employment contract liability of $1,960,000, acquisition of dialysis centers of $481,000, additions to property and equipment of $200,000 and distributions of $25,000 received from our 40% owned Ohio affiliate; and net cash provided by financing activities of $1,932,000 (including borrowing under our line of credit of $1,500,000, debt repayments of $101,000, distributions to subsidiary minority members of $120,000, receipts of $281,000 from the exercise of stock options, and capital contributions of $373,000 by subsidiary minority members).

Net cash provided by operating activities consists of net income before non-cash items, consisting of depreciation and amortization of $545,000, bad debt expense of $155,000, deferred income taxes of $298,000, stock compensation expense of $135,000, income applicable to minority interest of $180,000, and equity in affiliate earnings of $92,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $1,578,000 decrease in cash, included, an increase in accounts receivable of $1,067,000, an increase in prepaid expenses and other current assets of $1,087,000 (including land and construction costs associated with property to be sold to a medical director for the company, one entity in which a medical director is affiliated and one to unaffiliated physicians, of $1,380,000, a decrease in an employment contract liability of $1,960,000 as a result of payment, a decrease in current debt of $674,000 primarily resulting from refinancing a Georgia mortgage of $634,000, and a decrease in accrued expenses of $725,000. The major source of cash from operating activities is medical services revenue. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan. This loan had a remaining principal balance of $576,000 at March 31, 2006 and $583,000 at December 31, 2005. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $634,000 at March 31, 2006 and $633,000 at December 31, 2005. We have refinanced the Georgia mortgage for another five years with the same financial institution. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $276,000 at March 31, 2006, and $371,000 at December 31, 2005. There was no additional equipment financing under this agreement during the first quarter of 2006. See Note 3 to “Notes to Consolidated Financial Statements.”

We opened centers in Baltimore, Maryland, Edgefield, South Carolina, and Norwood, Ohio during 2005, and our second center in Aiken, South Carolina in the first quarter of 2006. We are in the process of developing two new dialysis centers in Georgia and a new center in each of Pennsylvania and South Carolina. Payment of approximately $381,000 was made during 2005 on our Keystone Kidney Care acquisition, leaving a remaining balance of approximately $381,000 which is due in August, 2006. During the first quarter of 2006, the company acquired a Virginia dialysis center and a Maryland dialysis company with two dialysis centers. See Note 9 to “Notes to Consolidated Financial Statements.”

Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $750,000 to $1,000,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the start-up stage since they have not developed a patient base sufficient to generate and sustain earnings.

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We had been funding our expansion through internally generated cash flow and financing from former our parent, Medicore, Inc. See Notes 1, 4, 5 and 14 to “Notes to Consolidated Financial Statements.” To assist with our future expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with KeyBank National Association in October 2005. We borrowed $1,500,000 under this new credit facility in January, 2006. No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion. See Note 3 to “Notes to Consolidated Financial Statements.”

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

The merger enabled the control interest in the company to be in the hands of the public stockholders and provided the company with additional capital resources to continue its growth. See Notes 1, 4, 5, and 14 to “Notes to Consolidated Financial Statements.”

New Accounting Pronouncements

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

In May, 2005, the FASB issued FASB 154 (“FAS 154”), “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The company does not expect FAS 154 to have a significant effect on its financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

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

In those situations where a patient’s insurance fee schedule cannot be readily determined, which typically occurs with out of network providers, we estimate fees based on our knowledge base of historical data for patients with similar insurance plans. Our internal controls, including an ongoing review and follow-up on estimated fees, allows us to make necessary changes to estimated fees on a timely basis. When the actual fee schedule is determined, we adjust the amounts originally estimated, and then use the actual fees to estimate fees for similar future situations. We adhere to the guidelines of SAB Topic 13 (SAB 104) in regard to recording reasonable estimates of revenue based on our historical experience and identifying on a timely basis necessary changes to estimates, including our estimates of revenue recognized in connection with the resolution of excess insurance liability.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,131,000 at March 31, 2006.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $2,710,000 at March 31, 2006.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts, and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $5,000 on our results of operations for the quarter ended March 31, 2006.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.	Controls and Procedures

(a)    Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2006, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b)    Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II -- OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Equity Securities Sold by the Company During the First Quarter Ended March 31, 2006 and Not Registered Under the Securities Act

The only securities sold by the company in the first quarter of 2006 were from option exercises by officers, directors and a key employee, including: 5,000 shares by Kim Navich at an exercise price of $3.085 per share for an aggregate of $15,425; 50,000 shares by Thomas K. Langbein, Chairman of the Board, at an exercise price of $4.02 per share paid with 15,546 shares of his DCA common stock; 37,500 shares by Stephen W. Everett, President and Chief Executive Officer of the company, at an exercise price of $4.02 per share paid with 11,659 shares of his DCA common stock (see “Purchase of Equity Securities By or On Behalf of the Company During the First Quarter Ended March 31, 2006” below); and 175,000 shares by J. Michael Rowe, Vice President of Operations, for an aggregate of $265,500, which included 100,000 shares at an exercise price of $.75 per share, 50,000 shares at an exercise price of $1.80 per share, and 25,000 shares at an exercise price of $4.02 per share.

The company entered into an employment agreement with its President and Chief Executive Officer effective January 3, 2006, under which it is to issue 40,000 shares of common stock, 10,000 shares vesting immediately and 10,000 shares, or a pro-rata portion thereof, vesting at the end of each of the next three fiscal years based on performance of the company, particularly as it relates to the growth in the company’s patient census. The board also approved in March, 2006, the issuance of 1,000 shares of common stock each to the company’s three independent directors, which vest 250 shares at the end of each quarter of 2006. The issuance of the above mentioned 43,000 shares is subject to shareholder approval of an amendment to the company’s 1999 Stock Option Plan to provide for stock awards.

All of the above shares of common stock are issued or will be issued pursuant to the non-public offering exemption contained in Section 4(2) of the Securities Act, or Regulation D promulgated under the Securities Act. All the persons who have acquired or will acquire the company’s common stock, which shares are “restricted” shares as defined in Rule 144(a)(3) of the Securities Act, are officers, directors or key employees of the company, and are knowledgeable about the affairs and financial condition of the company, and have and will be acquiring the common stock for investment purposes and not with a view to distribution.

Purchase of Equity Securities By or On Behalf of the Company During the First Quarter Ended March 31, 2006

The company has no repurchase program for equity securities. The only repurchase of shares of common stock was pursuant to two option exercises during March, 2006, with an aggregate of 27,205 shares for an average price paid per share of $12.93, which was the fair market value of the company’s common stock on the date of the option exercise.

Item 6.	Exhibits

10	Material Contracts

10.1
Employment Agreement between the Company and Stephen W. Everett dated February 22, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2006, Item 9.01(d)(10) 10.1).

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

*
In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIALYSIS CORPORATION OF AMERICA

By:   /s/ DANIEL R. OUZTS

DANIEL R. OUZTS, Vice President of Finance,
Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: May 12, 2006

EXHIBIT INDEX

 Exhibit No.

10	Material Contracts

10.1
Employment Agreement between the Company and Stephen W. Everett dated February 22, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2006, Item 9.01(d)(10) 10.1).

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

*
In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.