Form 10-Q
period 2006-06-30
DIALYSIS CORP OF AMERICA
filed 2006-08-11
CIK 201653

FORM 10--Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒ No ☐

Indicate by check ✓ whether the registrant is a large-accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,549,846 shares as of August 10, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2006 and June 30, 2005, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements

	1)	Consolidated Statements of Income for the three months and six months ended June 30, 2006 and June 30, 2005 (Unaudited).

	2)	Consolidated Balance Sheets as of June 30, 2006 (Unaudited) and December 31, 2005.

	3)	Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 (Unaudited).

	4)	Notes to Consolidated Financial Statements as of June 30, 2006 (Unaudited).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II -- OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

i

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating revenues:
Sales
Medical services revenue	$14,066,900	$11,021,524	$26,938,553	$21,505,625
Product sales	214,168	—	453,630	—
Total sales revenues	14,281,068	11,021,524	27,392,183	21,505,625
Other income	176,999	119,902	282,867	248,297
	14,458,067	11,141,426	27,675,050	21,753,922
Operating costs and expenses:
Cost of sales
Cost of medical services	8,651,984	6,724,869	16,489,941	13,267,470
Cost of product sales	131,936	—	275,611	—
Total cost of sales revenues	8,783,920	6,724,869	16,765,552	13,267,470
Selling, general and administrative expenses
Corporate	1,616,541	1,295,212	3,019,128	2,412,935
Facility	2,147,134	1,747,932	4,188,207	3,463,833
Total	3,763,675	3,043,144	7,207,335	5,876,768
Stock compensation expense	36,386	—	170,902	—
Depreciation and amortization	540,898	411,106	1,086,008	821,243
Provision for doubtful accounts	237,499	204,649	392,913	452,643
	13,362,378	10,383,768	25,622,710	20,418,124

Operating income	1,095,689	757,658	2,052,340	1,335,798

Other income (expense)
Interest income on officer/director note	—	1,421	—	2,713
Interest expense on note and advances payable to parent	—	(54,875)	—	(89,811)
Other income, net	66,293	44,538	133,274	76,393
	66,293	(8,916)	133,274	(10,705)
Income before income taxes, minority interest
and equity in affiliate earnings	1,161,982	748,742	2,185,614	1,325,093

Income tax provision	442,411	310,105	859,385	618,908

Income before minority interest and equity in
affiliate earnings	719,571	438,637	1,326,229	706,185

Minority interest in income
of consolidated subsidiaries	(224,233)	(89,131)	(404,514)	(152,401)

Equity in affiliate earnings	100,062	94,689	192,468	214,798

Net income	$595,400	$444,195	$1,114,183	$768,582

Earnings per share:
Basic	$.06	$.05	$.12	$.09
Diluted	$.06	$.05	$.12	$.08

Weighted average shares outstanding:
Basic	9,527,692	8,661,859	9,415,582	8,599,837
Diluted	9,561,302	9,239,268	9,546,823	9,144,429

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005(A)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,563,159	$2,937,557
Accounts receivable, less allowance
of $1,809,000 at June 30, 2006;
$1,886,000 at December 31, 2005	12,275,178	10,538,033
Inventories, less allowance for obsolescence
of $77,000 at June 30, 2006 and at December 31, 2005	1,795,689	1,457,566
Deferred income tax asset	838,000	838,000
Prepaid expenses and other current assets	3,669,451	1,425,112
Refundable income taxes	1,166,393	1,227,306
Total current assets	21,307,870	18,423,574

Property and equipment:
Land	1,221,192	1,571,975
Buildings and improvements	5,160,211	4,411,670
Machinery and equipment	11,302,957	9,686,962
Leasehold improvements	6,621,137	6,735,727
	24,305,497	22,406,334
Less accumulated depreciation and amortization	9,649,693	8,622,822
	14,655,804	13,783,512

Deferred income taxes	1,050,488	1,680,234
Goodwill	3,974,517	3,649,014
Other assets	1,352,219	1,266,789
Total other assets	6,377,224	6,596,037
	$42,340,898	$38,803,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,982,539	$1,775,352
Accrued expenses	5,098,594	5,739,266
Employment contract liability	—	1,960,000
Current portion of long-term debt	212,000	952,000
Acquisition liabilities - current portion	380,298	380,298
Total current liabilities	8,673,431	10,806,916

Long-term debt, less current portion	3,663,768	635,003
Total liabilities	12,337,199	11,441,919

Minority interest in subsidiaries	2,800,877	1,748,130

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,549,096 shares issued and outstanding at June 30, 2006; 9,265,534 shares issued and outstanding at December 31, 2005	95,491	92,655
Additional paid-in capital	15,805,704	15,332,975
Retained earnings	11,301,627	10,187,444
Total stockholders' equity	27,202,822	25,613,074
	$42,340,898	$38,803,123

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission in March, 2006.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$1,114,183	$768,582
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,080,115	814,193
Amortization	5,893	7,050
Bad debt expense	392,913	452,643
Deferred income taxes (benefit)	629,746	(65,217)
Stock compensation expense	170,902	—
Minority interest	404,514	152,401
Equity in affiliate earnings	(192,468)	(214,798)
Increase (decrease) relating to operating activities from:
Accounts receivable	(2,130,058)	(458,756)
Inventories	(271,400)	74,926
Interest receivable on officer loan	—	(2,714)
Prepaid expenses and other current assets	(1,637,106)	(575,555)
Refundable income taxes	60,913	—
Accounts payable	1,207,187	(286,879)
Accrued interest on note payable to parent	—	24,742
Accrued expenses	(702,083)	(560,564)
Net cash provided by operating activities	133,251	130,054

Investing activities:
Additions to property and equipment, net of minor disposals	(2,370,355)	(1,246,041)
Payments received on physician affiliate loans	9,404	7,667
Distribution from affiliate	105,291	208,622
Payment of employment contract liability	(1,960,000)	—
Payment dissenting merger shareholders	(2,100)	—
Acquisition of dialysis centers	(481,006)
Other assets	(19,297)	(45,740)
Net cash used in investing activities	(4,718,063)	(1,075,492)

Financing activities:
Advances from parent	—	105,162
Note payable to parent	—	1,515,000
Line of credit borrowings	2,500,000	—
Payments on long-term debt	(211,235)	(273,153)
Exercise of stock options	368,174	134,775
Capital contributions by subsidiaries’ minority members	767,717	10,000
Distribution to subsidiary minority members	(214,242)	(255,752)
Net cash provided by financing activities	3,210,414	1,236,032

(Decrease) increase in cash and cash equivalents	(1,374,398)	290,594

Cash and cash equivalents at beginning of period	2,937,557	601,603

Cash and cash equivalents at end of period	$1,563,159	$892,197

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations which include providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 30 operating dialysis centers (including three centers acquired and an additional facility opened in the first quarter of 2006 and two new facilities opened in July, 2006) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, manages two other dialysis facilities, one a 40% owned Ohio affiliate and the other an unaffiliated Georgia center, and has two dialysis facilities under development; has agreements to provide inpatient dialysis treatments to eight hospitals; and provides supplies and equipment for dialysis home patients. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent, the company also engages in medical product sales. The medical products operations are not a significant component of the company’s operations contributing sales revenues of $454,000 during the first half of 2006 (approximately 1.6% of operating revenues). See “Consolidation” below in this Note 1 and Notes 4, 5 and 14.

Medical Services Revenue

Our revenues by payor are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medicare	52%	51%	52%	51%
Medicaid and comparable programs	9	9	9	9
Hospital inpatient dialysis services	4	4	4	5
Commercial insurers and other private payors	35	36	35	35
	100%	100%	100%	100%

Our sources of revenue (in thousands) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Outpatient hemodialysis services	$7,676	55%	$5,764	52%	$14,665	54%	$11,134	52%
Home peritoneal dialysis services	966	7	761	7	1,797	7	1,541	7
Inpatient hemodialysis services	504	3	482	4	978	4	1,110	5
Ancillary services	4,921	35	4,015	37	9,499	35	7,721	36
	$14,067	100%	$11,022	100%	$26,939	100%	$21,506	100%

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
June 30, 2006
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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 52% of receivables at June 30, 2006 and 45% at December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised as follows:

	June 30,	December 31,
	2006	2005
Property to be sold (see Note 6)	$2,395,298	$—
Prepaid expenses	827,986	993,277
Other	446,167	431,835
	$3,669,451	$1,425,112

Accrued Expenses

Accrued expenses are comprised as follows:

	June 30,	December 31,
	2006	2005
Accrued compensation	$1,259,939	$1,059,791
Excess insurance liability	2,984,605	3,195,520
Other	854,050	1,483,955
	$5,098,594	$5,739,266

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

Vendor Concentration

There is only one supplier of erythropoietin (EPO) in the United States. This supplier received FDA approval for an alternative product available for dialysis patients, which is indicated to be effective for a longer period than EPO. The alternative drug also could be administered by the patient’s physician. Accordingly, the use of this drug could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $3,754,000 and $7,092,000 for the three months and six months ended June 30, 2006 and $3,055,000 and $5,842,000 for the same periods of the preceding year comprised 27% and 26% and 28% and 27% of medical services revenues for these periods, respectively.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. As of June 30, 2006, two of the company’s new centers were awaiting Medicare and Medicaid certification, which have subsequently been obtained. The company occasionally provides dialysis treatments on a charity basis to patients who cannot afford to pay. The amount is not significant.

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $94,000 at June 30, 2006 and $67,000 at December 31, 2005 are included in other assets. Amortization expense was $2,947 and $5,893 for the three months and six months ended June 30, 2006 and $3,525 and $7,050 for the same periods of the preceding year.

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
June 30, 2006
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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information for the three months and six months ended June 30, 2005 follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$444,195	$768,582

Stock-based employee compensation expense under fair value method, net of related tax effects	(46,299)	(93,567)
Pro forma net income	$397,896	$675,015

Earnings per share:
Basic, as reported	$.05	$.09
Basic, pro forma	$.05	$.08
Diluted, as reported	$.05	$.08
Diluted, pro forma	$.04	$.07

Earnings per Share

Diluted earnings per share gives effect to potential dilutive common shares during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$595,400	$444,195	$1,114,183	$768,582

Weighted average shares outstanding	9,527,692	8,661,859	9,415,582	8,599,837

Weighted average shares outstanding	9,527,692	8,661,859	9,415,582	8,599,837
Non-vested shares issuable for employee stock awards and director fees	2,245	—	410	—
Weighted average shares diluted computation	9,529,937	8,661,859	9,415,992	8,599,837
Effect of dilutive stock options	31,365	577,409	180,831	544,592
Weighted average shares, as adjusted diluted computation	9,561,302	9,239,268	9,546,823	9,144,429

Earnings per share:
Basic	$.06	$.05	$.12	$.09
Diluted	$.06	$.05	$.12	$.08

The company had various potentially dilutive outstanding stock options during the periods presented. See Note 7.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income

Operating:

Other operating income is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Management fee income	$176,999	$119,902	$282,867	$248,297

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental income	$91,056	$49,364	$182,114	$98,391
Interest income	46,126	18,596	91,721	34,859
Interest expense	(77,601)	(31,773)	(156,986)	(66,475)
Other	6,712	8,351	16,425	9,618
Other income, net	$66,293	$44,538	$133,274	$76,393

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

New Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). Provisions of FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. Public entities, other than small business issuers, on a calendar year are required to apply FAS 123(R) in the interim financial statements for the first quarter of 2006. In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to the unvested options to be recognized over the vesting period of the options. The board of directors approved accelerated vesting of all unvested options as of December 31, 2005 resulting in there being no unvested options as of December 31, 2005. FAS 123(R) will be a consideration in the formulation of future compensation plans. See “Stock-Based Compensation” above. The implementation of FAS123(R) did not have a significant effect on the company’s financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

In July, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 but does not expect FIN 48 to have a significant effect on its financial statements.

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 2006 and June 30, 2005 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2005.

NOTE 3--LONG-TERM DEBT

The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan was modified in May 2006 to extend the maturity to May 2, 2026 and reduce the interest rate to prime. This loan had an outstanding principal balance of approximately $570,000 at June 30, 2006 and $583,000 at December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments were $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The company refinanced this mortgage through the existing lender for an additional five years with interest at prime with a rate floor of 5.75% and a rate ceiling of 8.00%, with payments of $6,000 per month. The remaining principal balance under this mortgage amounted to approximately $628,000 at June 30, 2006 and December 31, 2005.

The equipment financing agreement represents financing for kidney dialysis machines for the company’s dialysis facilities. There were no financings under this agreement in 2006 or 2005. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, “Statement of Cash Flows.” See Note 11. The remaining principal balance under this financing amounted to approximately $179,000 at June 30, 2006 and $371,000 at December 31, 2005.

The prime rate was 8.25% as of June 30, 2006 and 7.25% as of December 31, 2005. For interest payments, see Note 11.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combinations of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at June 30, 2006 and December 31, 2005.

On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008. Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit are secured by the company’s pledge of its ownership in its subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The company has the right to convert the base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. The company was in compliance with the requirements of this credit facility at June 30, 2006 and December 31, 2005.

The company has two outstanding three month LIBOR loans totaling $2,500,000 as of June 30, 2006 under its line of credit. One is a $1,500,000 loan with an interest rate of 5.8125%, including the LIBOR rate of 5.0000% plus an applicable margin of 1.25%. The other is a $1,000,000 three month loan with an interest rate of 6.5625%, including the LIBOR rate of 5.3125% plus an applicable margin of 1.25%.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at June 30, 2006 or December 31, 2005, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize deferred tax assets.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 4--INCOME TAXES--Continued

As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,600,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities. The company has applied approximately $617,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company. The company has also applied approximately $1,309,000 toward its 2005 tax liability and has applied approximately $637,000 toward its 2006 tax liability. Refundable income taxes of approximately $1,166,000 at June 30, 2006, which is reflected as a current asset, resulted from the application of the acquired deferred tax asset toward the 2005 tax liability. See Notes 1, 5, 11 and 14.

For income tax payments, see Note 11.

NOTE 5--TRANSACTIONS WITH FORMER PARENT

Our former parent provided certain financial and administrative services for us. Central operating costs were charged on the basis of time spent. In the opinion of management, this method of allocation was reasonable. The amount of expenses allocated by the former parent totaled approximately $50,000 and $100,000 for the three months and six months ended June 30, 2005 with this allocation ceasing when the company and its former parent merged in September, 2005, (see Notes 1, 4, 11 and 14), which is included in selling, general and administrative expenses in the Consolidated Statements of Income.

We had an intercompany advance payable to our former parent which bore interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $2,000 and $5,000 for the three months and six months ended June 30, 2005, with the interest ceasing when the company and its former parent merged. Interest was included in the intercompany advance balance. The intercompany advance balance of approximately $611,000 was forgiven as a result of the company’s merger with its former parent. See Notes 1, 4, 11 and 14.

On March 17, 2004, the company issued a demand promissory note to its former parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that could be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. The outstanding note balance of approximately $4,531,000 was forgiven as a result of the company’s merger with its former parent. The weighted average interest rate on the note for the three months ended March 31, 2005 was  6.71%. Interest expense on the note amounted to approximately $51,000 and $85,000 for the three months and six months ended June 30, 2005 with the interest ceasing when the company and its former parent merged. Accrued interest on the note of approximately $64,000 was forgiven as a result of the company’s merger with its former parent. See Notes 1, 4,11 and 14.

NOTE 6--OTHER RELATED PARTY TRANSACTIONS

In May, 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan was collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $1,000 and $3,000 for the three months and six months ended June 30, 2005. The note and accrued interest of approximately $22,000 were repaid in December, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 6--OTHER RELATED PARTY TRANSACTIONS--Continued

Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members did not fund capital contributions during the first half of 2006 and funded approximately $15,000 during the first half of 2005 under such notes, which typically accrue interest at prime plus 2%. An aggregate of approximately $39,000 of distributions were applied against the notes and accrued interest during the first half of 2006, and $22,000 during the same period of the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Notes 10 and 11.

The company has constructed and is constructing dialysis facilities, two of which will be sold upon completion to a medical director of the company, one to an entity owned by the company and a medical director affiliated with one of the company’s subsidiaries, and one to unaffiliated physicians. The company’s subsidiaries that will operate those dialysis facilities will lease the facilities from the purchasers, which leases are on terms which are as favorable as could be obtained from unaffiliated parties. The cost of the land and construction costs are included in Prepaid Expenses and Other Current Assets, except for those costs attributable to the entity in which the company and its affiliated medical directors have interests. See Note 1.

NOTE 7--STOCK OPTIONS AND STOCK AWARDS

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

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees. In 2003 and 2004, 8,146 of these options were exercised, with the exercise prices satisfied by director bonuses. These exercises represent non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 11. In January, 2004, 7,200 options were exercised. In February, 2005, 15,000 options were exercised for cash. 14,654 options were cancelled due to the resignation of a director in June, 2004. 100,000 options were exercised in March, 2006 and the balance of 5,000 options were exercised in April with the company receiving cash payments totaling $78,750 for the exercise price.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 7--STOCK OPTIONS AND STOCK AWARDS--Continued

In August, 2003, the board of directors granted a three-year option to a director for 10,000 shares exercisable at $2.25 per share through August 18, 2006. These options were exercised in June, 2006 with the company receiving a $22,500 cash payment.

In January, 2004, the board of directors granted a five year option to an employee for 20,000 shares exercisable at $3.09 per share through January 12, 2009. In February, 2005, a portion of this option was exercised for 5,000 shares with the company receiving a cash payment of $15,425. 5,000 options were exercised in January, 2006 with the company receiving a cash payment of $15,425 for the exercise price, and the balance of 10,000 options were exercised in June, 2006 with the company receiving a $30,850 cash payment.

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 3,750 options were exercised in July, 2005 with the company receiving a cash payment of $15,075 and an additional 13,750 options were exercised in December, 2005 with the company receiving $55,275 cash payments. 25,000 options were exercised in March, 2006 with the company receiving a $100,500 cash payment for the exercise price. An additional 87,500 options were exercised in March, 2006 with an exercise price of $351,750 that was satisfied through payment of 27,205 shares of company stock. 7,500 options were exercised in May and June 2006 with the Company receiving $30,150 cash payments, leaving 22,500 options outstanding.

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

On June 8, 2006, the company’s shareholders approved an amendment to the company’s stock option plan to allow for the grant of stock awards in addition to options. The employment agreement of Stephen W. Everett, President, CEO and a director of the company, contains provisions for the receipt of 40,000 shares of the company’s company stock as described in Note 8. The company has granted stock awards of 1,000 shares each to each of its independent directors with the shares to vest in 250 share increments for each director at the end of each quarter of 2006. On June 27, 2006, the company granted stock awards of 64,000 shares to officers and key employees with the awards to vest in equal yearly increments over four years commencing December 31, 2006 with one of the awards for 30,000 shares also containing a performance criteria.

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

The company and Stephen W. Everett, President, CEO and a director of the company, finalized a new five-year employment agreement, effective January 3, 2006 with an initial annual salary of $275,000 and minimum increases of $10,000 per year thereafter. The agreement contains provisions for receipt of 40,000 shares of the company’s common stock of which 10,000 shares were issued in June, 2006, upon shareholder approval of an amendment to the company’s 1999 Stock Option Plan for the issuance of stock awards. Issuance of the remaining 30,000 shares is based upon performance criteria with the potential for up to 10,000 shares to be issued annually over the next three years. The agreement provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a non-competition agreement with the company during the term of the agreement and for one year after termination.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 8--COMMITMENTS--Continued

The company has select joint venture agreements that contain put and call options pursuant to which the other parties to the agreements could sell their interests to the company during pre-determined times periods based on multiples of pre-tax earnings or EBITDA. The company has evaluated these situations and determined that the potential costs under the put options do not exceed fair market value of the ownership interests that would be acquired.

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

Effective as of the close of business on August 31, 2004, the company acquired a Pennsylvania dialysis company for an estimated net purchase price in excess of $1,500,000. Approximately $381,000 of the purchase price remains outstanding at June 30, 2006, and is due August 31, 2006.

During the first quarter of 2006, the company acquired a Virginia dialysis center and a Maryland dialysis company with two dialysis centers. These transactions resulted in approximately $326,000 of goodwill amortizable over 15 years for tax purposes.

See Note 14 for information on the company’s merger with its former parent company, Medicore, Inc.

NOTE 10--LOAN TRANSACTIONS

The company has provided funds in excess of capital contributions to meet working capital requirements of some of its dialysis facility subsidiaries. The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions. See Notes 6 and 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 11--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 to 7:

	Six Months Ended
	June 30,
	2006	2005
Interest paid (see Notes 3 and 5)	$153,000	$152,000
Income taxes paid (see Note 4)	199,000	1,311,000
Subsidiary minority member capital contributions funded by notes (see Note 6)	—	15,000
Subsidiary minority member distributions applied against notes and accrued interest (see Note 6)	39,000	22,000
Share payment (87,500 options exercised; 27,205 shares paid)
for stock option exercises (see Note 7)	352,000	—

NOTE 12--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the six months ended June 30, 2006 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2005	$92,655	$15,332,975	$10,187,444	$25,613,074
Exercise of stock options	2,728	365,446	—	368,174
Share issuance employment agreement and director services	108	109,383	—	109,491
Payment to dissenting merger shareholder	—	(2,100)	—	(2,100)
Net income	—	—	1,114,183	1,114,183
Balance June 30, 2006	$95,491	$15,805,704	$11,301,627	$27,202,822

NOTE 13--AFFILIATE FINANCIAL INFORMATION

The following amounts (in thousands) represent certain operating data of the company’s 40% owned Ohio affiliate that is accounted for in the equity method and not consolidated for financial reporting purposes (see Note 1):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$829	$709	$1,521	$1,475
Gross profit	$466	$405	$842	$881
Net income	$249	$237	$481	$537

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 13--AFFILIATE FINANCIAL INFORMATION--Continued

The following amounts (in thousands) are from the balance sheet of the company’s 40% owned Ohio affiliate:

	June 30,	December 31,
	2006	2005
Current assets	$1,221	$926
Non-current assets	99	124
Total assets	$1,320	$1,050

Current liabilities	$268	$216
Non-current liabilities	—	—
Capital	1,052	834
Total liabilities and capital	$1,320	$1,050

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

A deferred tax asset of $3,602,587 resulted from tax benefits from net operating loss carryforwards of the company’s former parent that can be utilized to satisfy future income tax liabilities of the company. Pursuant to Section 382 of the Internal Revenue Code, utilization of the acquired net operating losses are limited to certain amounts annually, though the company anticipates using all acquired net operating loss carryforwards prior to their expiration date. See Notes 1, 4 and 5.

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
June 30, 2006
(Unaudited)

NOTE 14--ACQUISITION OF PARENT COMPANY--Continued

The results of operations of the company’s former parent are included in the company’s consolidated operating results effective with the merger. Pro forma results of operations if the merger had completed as of January 1, 2005 are as follows (in thousands except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Operating revenues	$11,339	$22,148
Net income	$487	$874

Earnings per share:
Basic	$.05	$.10
Diluted	$.05	$.09

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2006, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2005. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 32 outpatient dialysis centers, including three centers acquired and one center opened in the first quarter of 2006, two centers opened at the beginning of the third quarter, a 40% owned Ohio affiliate and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of eight hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. 95.75% of our patients had a Kt/V level greater than 1.2 for the six months ended June 30, 2006, and was 94.21% for the same period in 2005.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  80.63% of our patients had a hemoglobin level greater than 11 for the six months ended June 30, 2006, and 80.40% for the same period in 2005.

Vascular access is the “lifeline” for hemodialysis patients. The Center for Medicare and Medicaid Services, CMS, has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system. 46.32% of DCA patients were dialyzed with a fistula during the six months ended June 30, 2006 and 43.43% fro the period in 2005.

Patient Treatments

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the two centers we manage, one in which we have a 40% ownership interest, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
In center	48,131	38,176	91,649	74,120
Home peritoneal	3,991	4,031	7,737	7,981
Acute	1,635	1,724	3,196	4,079
	53,757	43,931	102,582	86,180

(1)
Treatments by the two managed centers included: in-center treatments of 4,178 and 8,037 respectively, for the three months and six months ended June 30, 2006, and 3,836 and 7,439 for the same period of the preceding year; home peritoneal treatments of 115 and 211 for the three and six months ended June 30, 2005, with no such treatments during the same period of the preceding year; and acute treatments of 106 and 204 for the three months and six months ended June 30, 2006, and 61 and 126 for the same periods of the preceding year.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately a 8% increase in dialysis treatments for the first half of 2006 compared to the same period of the preceding year at centers that were operable during the entire first half of 2005.

New Business Development

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. The company has recently completed construction of two dialysis facilities and is currently constructing two new dialysis centers and is various stages of development with several others. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. During the first half of 2006, we incurred an aggregate of approximately $847,000 in pre-tax losses for start-up centers, including $379,000 incurred in the second quarter of 2006.

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

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medicare	52%	51%	52%	51%
Medicaid and comparable programs	9	9	9	9
Hospital inpatient dialysis services	4	4	4	5
Commercial insurers and other private payors	35	36	35	35
	100%	100%	100%	100%

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Outpatient hemodialysis services	$7,676	55%	$5,764	52%	$14,665	54%	$11,134	52%
Home peritoneal dialysis services	966	7	761	7	1,797	7	1,541	7
Inpatient hemodialysis services	504	3	482	4	978	4	1,110	5
Ancillary services	4,921	35	4,015	37	9,499	35	7,721	36
	$14,067	100%	$11,022	100%	$26,939	100%	$21,506	100%

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

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2006	2005	2006	2005
Medical service revenue	$14,067	$11,022	$26,938	$21,506
Product sales	214	—	454	—
Total sales revenues	14,281	11,022	27,392	21,506
Other income	177	120	283	248
Total operating revenues	14,458	11,142	27,675	21,754

Cost of medical services	8,652	6,725	16,490	13,267
Cost of product sales	132	—	275	—
Total cost of sales revenues	8,784	6,725	16,765	13267

Corporate selling, general and administrative	1,617	1,295	3,019	2,413
Facility selling, general and administrative	2,147	1,748	4,188	3,464
Total, selling, general and administrative	3,764	3,043	7,207	5,877

Stock compensation expense	36	—	171	—
Depreciation and amortization	541	411	1,086	821

Provision for doubtful accounts	237	205	393	453
Total operating costs and expenses	13,362	10,384	25,622	20,418

Operating income	1,096	758	2,053	1,336

Other income (expense), net	66	(9)	133	(11)

Income before income taxes, minority
interest and equity in affiliate earnings	1,162	749	2,186	1,325

Income tax provision	443	310	859	619

Income before minority interest and
equity in affiliate earnings	719	439	1,327	706

Minority interest in income of
consolidated subsidiaries	(224)	(89)	(405)	(152)

Equity in affiliate earnings	100	94	192	215

Net income	$595	$444	$1,114	$769

Medical services revenues increased approximately $3,045,000 (28%) and $5,433,000 (25%) for the three months and six months ended June 30, 2006, compared to the same periods of the preceding year with the increase largely attributable to a 23% increase in total dialysis treatments performed by our centers from 40,034 during the second quarter of 2005 to 49,358 during the second quarter of 2006, and a 20% increase in total dialysis treatments performed by the company from 78,615 during the first half of 2005 to 94,130 during the first half of 2006. The increase in treatments resulted in increases of approximately $2,139 (31%) and $3,655 (27%) in treatment revenues. The increase in treatments includes treatments at the three new centers we opened during 2005 which were in operation throughout the first half of 2006, and three centers we acquired and one additional facility opened during the first quarter of 2006. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

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

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005. Operations of the medical products division are included in our operating results subsequent to the merger. These operations represent a minor portion of our operations with sales revenues of $214,000 and $454,000 during the three months and six months ended June 30, 2006, which represent 1.5% and 1.6% respectively, of operating revenues for these periods. With the expansion in our dialysis operations, we expect the operations of our medical products division to become an even less significant part of our future operations.

Operating income increased approximately $338,000 (45%) and $717,000 (54%) for the three months and six months ended June 30, 2006, compared to the preceding year, including start-up costs associated with our new centers.

Other operating income increased by approximately 48% and 14% for the three months and six months ended June 30, 2006, compared to the same period of the preceding year. This represents an increase in management fee income pursuant to management services agreements with our 40% owned Toledo, Ohio affiliate and an unaffiliated Georgia center of $57,000 and $35,000 for the three months and six months ended June 30, 2006, compared to the same periods of the preceding year.

Cost of medical services sales as a percentage of medical services revenue remained relatively stable, amounting to 62% and 61% for the three months and six months ended June 30, 2006, compared to 61% and 62% for the same periods of the preceding year.

Cost of sales for our medical products division amounted to 62% and 61% of sales. Cost of sales for this division is largely related to product mix.

Approximately 27% and 26% of our medical services revenues for the three and six months ended June 30, 2006, and 28% and 27% for the same periods of the preceding year, derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases. Effective January 1, 2006, Medicare is reimbursing dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes will have little impact on the company’s average Medicare revenue per treatment.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $721,000 (24%) and $1,331,000 (23%) for the three months and six months ended June 30, 2006, compared to the same periods of the preceding year. Non-cash stock compensation expense of approximately $36,000 and $171,000 for the three months and six months ended June 30, 2006, has been shown separately on the statements of income.

The increase in selling, general and administrative expenses reflects operations of our new dialysis centers and increased support activities resulting from expanded operations. Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenues. Selling, general and administrative expenses as a percentage of sales revenues amounted to approximately 26% for the three months and six months ended June 30, 2006, and 26% and 27% for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $33,000 for the three months ended June 30, 2006 and decreased approximately $60,000 for the six months ended June 30, 2006 compared to the same periods of the preceding year. The provision amounted to 2%and 1% of sales for the three months and six months ended June 30, 2006, compared to 2% for the same periods of the preceding year. Medicare bad debt recoveries of $79,000 and $185,000 were recorded during the three months and six months ended June 30, 2006, compared to approximately $177,000 and $168,000 for the same periods of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 2% sales for the three months and six months ended June 30, 2006, compared to 3% for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

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

Other non-operating income increased approximately $22,000 and $57,000 for the three months and six months ended June 30, 2006, compared to the same periods of the preceding year. This includes an increase in interest income of $28,000 and $57,000, an increase in rental income of $42,000 and $84,000, a decrease in miscellaneous other income of $2,000 for the three months ended June 20, 2006 and an increase of $7,000 for the six months ended June 30, 2006, and an increase in interest expense to unrelated parties of $46,000 and $91,000 due to increased average non-intercompany borrowings and interest rate increases. Interest expense to our former parent, Medicore, Inc., on an intercompany note and intercompany advances was $55,000 and $90,000 for the three months and six months ended June 30, 2005 with no such expense during the first half of 2006 as a result of our merger with our former parent in September, 2005. The prime rate was 8.25% at June 30, 2006, and 7.25% at December 31, 2005. See Notes 1, 3, 4, 5, and 14 of “Notes to the Consolidated Financial Statements.”

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

Liquidity and Capital Resources

Working capital totaled approximately $12,634,000 at June 30, 2006, which reflected an increase of $5,018,000 (66%) during the six months ended June 30, 2006. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,374,000, which included net cash provided by operating activities of $133,000; net cash used in investing activities of $4,718,000 (including payment on an employment contract liability of $1,960,000, acquisition of dialysis centers of $481,000, additions to property and equipment of $2,130,000 and distributions of $105,000 received from our 40% owned Ohio affiliate; and net cash provided by financing activities of $3,210,000 (including borrowings under our line of credit of $2,500,000, debt repayments of $211,000, distributions to subsidiary minority members of $214,000, receipts of $368,000 from the exercise of stock options, and capital contributions of $768,000 by subsidiary minority members).

Net cash provided by operating activities consists of net income before non-cash items, consisting of depreciation and amortization of $1,086,000, bad debt expense of $393,000, deferred income taxes, including utilization of net operating loss carryforwards of $630,000, stock compensation expense of $171,000, income applicable to minority interest of $405,000, and equity in affiliate earnings of $192,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $1,374,000 decrease in cash, included, an increase in accounts receivable of $1,737,000, an increase in prepaid expenses and other current assets of $2,244,000 (including land and construction costs associated with property to be sold to either medical directors of certain subsidiaries of the company or unaffiliated physicians of $2,395,000), a decrease in an employment contract liability of $1,960,000 as a result of payment, a decrease in current debt of $740,000 primarily resulting from refinancing a Georgia mortgage and modifying our Maryland mortgage, an increase in accounts payable of $1,207,000, and a decrease in accrued expenses of $641,000. The major source of cash from operating activities is medical services revenue. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan. This loan had a remaining principal balance of $570,000 at June 30, 2006 and $583,000 at December 31, 2005. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $628,000 at June 30, 2006 and $633,000 at December 31, 2005. We have refinanced the Georgia mortgage for another five years with the same financial institution and modified our Maryland mortgage including extending the term. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $179,000 at June 30, 2006, and $371,000 at December 31, 2005. There was no additional equipment financing under this agreement during the first half of 2006. See Note 3 to “Notes to Consolidated Financial Statements.”

We opened centers in Baltimore, Maryland, Edgefield, South Carolina, and Norwood, Ohio during 2005, our second center in Aiken, South Carolina in the first quarter of 2006, and recently opened a center in York, Pennsylvania and a center in Calhoun, Georgia. We are in the process of developing a new dialysis center in Georgia and a new center in South Carolina. Payment of approximately $381,000 was made during 2005 on our Keystone Kidney Care acquisition, leaving a remaining balance of approximately $381,000 which is due in August, 2006. During the first quarter of 2006, the company acquired a Virginia dialysis center and a Maryland dialysis company with two dialysis centers. See Note 9 to “Notes to Consolidated Financial Statements.”

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We had been funding our expansion through internally generated cash flow and financing from former our parent, Medicore, Inc. See Notes 1, 4, 5 and 14 to “Notes to Consolidated Financial Statements.” To assist with our future expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with KeyBank National Association in October, 2005. We borrowed $2,500,000 under this new credit facility during the first half of 2006. No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion. See Note 3 to “Notes to Consolidated Financial Statements.”

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

New Accounting Pronouncements

In December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. The company is required to comply with the provisions of FAS 123(R) effective with its interim financial statements for the first quarter of 2006. The company will consider the effects of FAS 123(R) when formulating future compensation plans. See Note 1 to “Notes to Consolidated Financial Statements.”

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

In July, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is currently evaluating the impact of adopting FIN 48, but does not expect FIN 48 to have a significant effect on its financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,236,000 at June 30, 2006.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $3,697,000 at June 30, 2006.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts, and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $12,000 on our results of operations for the six months ended June 30, 2006.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2006, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b) Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity Securities Sold by the Company During the Second Quarter Ended June 30, 2006 and Not Registered Under the Securities Act

Securities sold by the company in the second quarter of 2006 include (i) option exercises by officers, directors and key employees; and (ii) stock awards.

Option exercises for common stock included:

Period	Price	No. of Shares
April	$.75	5,000

May	$4.02	3,750

June	$4.02	3,750
	3.085	10,000
	2.25	10,000
Total		32,500

All shares were acquired with cash. All the shares were issued pursuant to the non-public offering exemption contained in Section 4(2) of the Securities Act, or Regulation D promulgated under the Securities Act. All persons who acquired the company’s common stock, which shares are “restricted” shares as defined in Rule 144(a)(3) of the Securities Act, are officers, directors or key employees of the company, and are knowledgeable about the affairs and financial condition of the company, and have acquired the common stock for investment purposes and not with a view to distribution.

Stock awards were made to six officers and key employees aggregating 64,000 shares of common stock. All shares vest in equal yearly increments over the next four years, all require the continued affiliation of the awardee at the time of vesting, and one award has performance criteria.

The stock award information has been previously detailed in the company’s Current Report on Form 8-K dated June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On June 8, 2006, the company held its annual meeting of shareholders to vote on three matters: (i) the election of five directors; (ii) a proposal to amend the company’s 1999 Stock Option Plan (the “Plan”) to provide for the granting of stock awards; and (iii) to ratify the appointment of Moore Stephens, P.C., as independent auditors of the company for the 2006 fiscal year. All directors, who served as directors of the company over the past years, were elected, the amendment to the Plan was approved, and the appointment of the independent auditors was ratified. The voting tabulations were as follows:

Election of Directors:

	For	Withheld		Total
Thomas K. Langbein	8,828,719	161,105	=	8,989,824
Stephen W. Everett	8,834,789	155,035	=	8,989,824
Robert W. Trause	8,757,748	232,076	=	8,989,824
Alexander Bienenstock	8,755,176	234,648	=	8,989,824
Peter D. Fischbein	8,736,968	240,006	=	8,989,824

Amendment to the company’s Plan:

For	Against	Abstain	Not Voted
4,564,777	1,199,404	18,471	3,207,172

Ratification of appointment of Moore Stephens, P.C. as the company’s independent auditors for fiscal 2006:

For	Against	Abstain
8,654,656	327,287	7,881

Item 6. Exhibits

Part I	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
	31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

	32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

Part II	Exhibits

10	Material Contracts

	10.1	Form of Stock Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2006, Item 9.01(d)10.1).

10.2
Amendment No. 3 to Credit Agreement between the Company and KeyBank National Association dated July 27, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2006, Item 9.01(d)(10)(i)).

99	Additional exhibits

	99.1	Promissory Note by the Company to Ameris Banking Company dated April 3, 2006 (incorporated by reference to the Company’s Current Re[port on Form 8-K dated April 4, 2006, Item 9.01(d)99.1).

	99.2	Debt Modification Agreement by DCA of Vineland, LLC (1) dated May 25, 2006 (incorporated by reference to the Company’s Current Report o Form 8-K (“May, 2006 Form 8-K”), Item 9.01(d)99.1).

	99.3	Notice and Consent to Modification by Guarantor [the Company] dated May 25, 2006 (incorporated by reference to the Company’s May, 2006 Form 8-K, Item 9.01(d)99.2).

99.4
Press Release dated August 7, 2006 reporting financial results for the three months and the six months ended June 30, 2006 together with Consolidated Statements of Income (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 9, 2006, Item 9.01(d)(i)).

*
In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

(1)	A 51% owned subsidiary of the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIALYSIS CORPORATION OF AMERICA

By:	/s/ DANIEL R. OUZTS
DANIEL R. OUZTS, Vice President of Finance,
Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: August 11, 2006

EXHIBIT INDEX

 Exhibit No.

Part I	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

	32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

Part II	Exhibits

10	Material contracts

	10.1	Form of Stock Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2006, Item 9.01(d)10.1).

10.2
Amendment No. 3 to Credit Agreement between the Company and KeyBank National Association dated July 27, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2006, Item 9.01(d)(10)(i)).

99	Additional exhibits

	99.1	Promissory Note by the Company to Ameris Banking Company dated April 3, 2006 (incorporated by reference to the Company’s Current Re[port on Form 8-K dated April 4, 2006, Item 9.01(d)99.1).

	99.2	Debt Modification Agreement by DCA of Vineland, LLC (1) dated May 25, 2006 (incorporated by reference to the Company’s Current Report o Form 8-K (“May, 2006 Form 8-K”), Item 9.01(d)99.1).

	99.3	Notice and Consent to Modification by Guarantor [the Company] dated May 25, 2006 (incorporated by reference to the Company’s May, 2006 Form 8-K, Item 9.01(d)99.2).

99.4
Press Release dated August 7, 2006 reporting financial results for the three months and the six months ended June 30, 2006 together with Consolidated Statements of Income (incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 9, 2006, Item 9.01(d)(i)).

*
In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

(1)	A 51% owned subsidiary of the company.