Form 10-Q
period 2006-09-30
DIALYSIS CORP OF AMERICA
filed 2006-11-14
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10—Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,554,346 shares as of November 10, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months and nine months ended September 30, 2006 and September 30, 2005, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements

	1)	Consolidated Statements of Income for the three months and nine months ended September 30, 2006 and September 30, 2005 (Unaudited).	1

	2)	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005.	2

	3)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 (Unaudited).	3

	4)	Notes to Consolidated Financial Statements as of September 30, 2006 (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk		28

Item 4.	Controls and Procedures		29

PART II — OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		30

Item 5.	Other Information		30

Item 6.	Exhibits		31

i

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating revenues:
Sales
Medical services revenue	$16,280,763	$11,372,722	$43,219,316	$32,878,347
Product sales	223,651	—	677,281	—
Total sales revenues	16,504,414	11,372,722	43,896,597	32,878,347
Other income	82,010	108,321	364,877	356,618
	16,586,424	11,481,043	44,261,474	33,234,965
Operating costs and expenses:
Cost of sales
Cost of medical services	9,895,768	7,178,936	26,385,709	20,446,406
Cost of product sales	144,635	—	420,246	—
Total cost of sales revenues	10,040,403	7,178,936	26,805,955	20,446,406
Selling, general and administrative expenses
Corporate	1,676,894	889,797	4,696,022	3,302,732
Facility	2,329,274	1,793,585	6,517,481	5,257,418
Total	4,006,168	2,683,382	11,213,503	8,560,150
Stock compensation expense	122,070	—	292,972	—
Depreciation and amortization	618,169	422,858	1,704,177	1,244,101
Provision for doubtful accounts	345,436	222,130	738,349	674,773
	15,132,246	10,507,306	40,754,956	30,925,430

Operating income	1,454,178	973,737	3,506,518	2,309,535

Other income (expense)
Interest income on officer/director note	—	1,578	—	4,291
Interest expense on note and advances payable to parent	—	(67,780)	—	(157,591)
Other income, net	255,166	50,857	388,440	127,250
	255,166	(15,345)	388,440	(26,050)
Income before income taxes, minority and other
equity interests and equity in affiliate earnings	1,709,344	958,392	3,894,958	2,283,485

Income tax provision	504,933	352,202	1,364,318	971,110

Income before minority and other equity interests
and equity in affiliate earnings	1,204,411	606,190	2,530,640	1,312,375

Minority and other equity interests in income
of consolidated subsidiaries	(414,482)	(128,230)	(818,996)	(280,631)

Equity in affiliate earnings	24,459	59,024	216,927	273,822

Net income	$814,388	$536,984	$1,928,571	$1,305,566

Earnings per share:
Basic	$.09	$.06	$.20	$.15
Diluted	$.08	$.06	$.20	$.14

Weighted average shares outstanding:
Basic	9,549,079	8,715,136	9,460,570	8,957,843
Diluted	9,599,004	9,171,192	9,565,308	9,499,951

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005(A)
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$542,313	$2,937,557
Accounts receivable, less allowance
of $2,044,000 at September 30, 2006;
$1,886,000 at December 31, 2005	15,445,368	10,538,033
Inventories, less allowance for obsolescence
of $77,000 at September 30, 2006 and at December 31, 2005	1,935,603	1,457,566
Deferred income tax asset	838,000	838,000
Prepaid expenses and other current assets	3,710,651	1,425,112
Refundable income taxes	1,027,745	1,227,306
Total current assets	23,499,680	18,423,574

Property and equipment:
Land	1,221,192	1,571,975
Buildings and improvements	5,322,855	4,411,670
Machinery and equipment	11,893,177	9,686,962
Leasehold improvements	7,201,088	6,735,727
	25,638,312	22,406,334
Less accumulated depreciation and amortization	10,493,590	8,622,822
	15,144,722	13,783,512

Deferred income taxes	499,251	1,680,234
Goodwill	3,974,517	3,649,014
Other assets	859,460	1,266,789
Total other assets	5,333,228	6,596,037
	$43,977,630	$38,803,123
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,602,145	$1,775,352
Accrued expenses	5,599,064	5,739,266
Employment contract liability	—	1,960,000
Current portion of long-term debt	157,000	952,000
Acquisition liabilities - current portion	—	380,298
Total current liabilities	7,358,209	10,806,916

Long-term debt, less current portion	5,130,662	635,003
Total liabilities	12,488,871	11,441,919

Minority interest in subsidiaries	3,719,085	1,748,130

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,553,596 shares issued and outstanding at September 30, 2006; 9,265,534 shares issued and outstanding at December 31, 2005	95,535	92,655
Additional paid-in capital	15,558,124	15,332,975
Retained earnings	12,116,015	10,187,444
Total stockholders' equity	27,769,674	25,613,074
	$43,977,630	$38,803,123

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission in March, 2006.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$1,928,571	$1,305,566
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,692,895	1,233,869
Amortization	11,282	10,232
Bad debt expense	738,349	674,773
Deferred income taxes (benefit)	908,983	(59,923)
Stock compensation expense	292,972	—
Minority and other equity interests	818,996	280,631
Equity in affiliate earnings	(216,927)	(273,822)
Increase (decrease) relating to operating activities from:
Accounts receivable	(4,787,776)	(1,206,382)
Inventories	(361,744)	(119,868)
Interest receivable on officer loan	—	(4,291)
Prepaid expenses and other current assets	(1,671,984)	(49,795)
Refundable income taxes	199,561	(322,751)
Accounts payable	(234,714)	(265,792)
Accrued interest on note payable to parent	—	37,443
Accrued expenses	(442,432)	(379,946)
Net cash (used in) provided by operating activities	(1,123,968)	859,944

Investing activities:
Acquisition of former parent	—	2,736,500
Additions to property and equipment, net of minor disposals	(3,377,542)	(4,155,433)
Payments received on physician affiliate loans	13,261	13,632
Distribution from affiliate	163,821	277,321
Payment of employment contract liability	(1,960,000)	—
Payment dissenting merger shareholders	(2,100)	—
Acquisition of dialysis centers	(861,304)	—
Consolidation of former affiliate	149,225	—
Other assets	(27,106)	(49,981)
Net cash used in investing activities	(5,901,745)	(1,177,961)

Financing activities:
Advances from former parent	—	161,929
Note payable to former parent	—	3,096,000
Line of credit borrowings	4,000,000	—
Payments on long-term debt	(300,245)	(400,626)
Exercise of stock options	383,249	149,850
Capital contributions by subsidiaries’ minority members	821,717	434,000
Distribution to subsidiary minority members	(274,252)	(312,844)
Net cash provided by financing activities	4,630,469	3,128,309

(Decrease) increase in cash and cash equivalents	(2,395,244)	2,810,292

Cash and cash equivalents at beginning of period	2,937,557	601,603

Cash and cash equivalents at end of period	$542,313	$3,411,895

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations which include providing outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company has 32 operating dialysis centers (including three centers acquired and an additional facility opened in the first quarter of 2006 and two new facilities opened in July, 2006) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The company also manages an unaffiliated Georgia center, and has two dialysis facilities under development. In addition, the company has agreements to provide inpatient dialysis treatments to nine hospitals; and provides supplies and equipment for dialysis home patients. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent, the company also engages in medical product sales. The medical products operations are not a significant component of the company’s operations contributing sales revenues of $224,000 and $677,000 for the three months and nine months ended September 30, 2006 (approximately 1.3% and 1.5% of operating revenues for these periods). See “Consolidation” below in this Note 1 and Notes 4, 5 and 14.

The company’s 40% owned Ohio subsidiary has been consolidated since August, 2006 due to the company taking control of this facility. This subsidiary was previously accounted for using the equity method of accounting. See Notes 13 and 15.

Medical Services Revenue

Our medical services revenue by payor is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Medicare	50%	51%	51%	51%
Medicaid and comparable programs	8	4	9	7
Hospital inpatient dialysis services	4	4	4	5
Commercial insurers and other private payors	38	41	36	37
	100%	100%	100%	100%

Our sources of medical services revenue (in thousands) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Outpatient hemodialysis services	$8,746	54%	$5,911	52%	$23,411	54%	$17,045	52%
Home peritoneal dialysis services	870	5	820	7	2,666	6	2,361	7
Inpatient hemodialysis services	564	3	458	4	1,541	4	1,568	5
Ancillary services	6,101	38	4,184	37	15,601	36	11,904	36
	$16,281	100%	$11,373	100%	$43,219	100%	$32,878	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation. The company was formerly a majority owned subsidiary of Medicore, Inc., until the merger of Medicore into the company effected on September 21, 2005. See “Business” above in this Note 1 and Notes 4, 5 and 14. We have a 40% interest in an Ohio dialysis center that is consolidated for financial reporting purposes effective August, 2006, which was previously accounted for on the equity method. See “Business” above in this Note 1, and Notes 13 and 15.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 47% of receivables at September 30, 2006 and 45% at December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of the company’s medical products division acquired pursuant to the company’s merger with its former parent. See “Consolidation” above in this Note 1 and Notes 4, 5 and 14.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised as follows:

	September 30, 2006	December 31, 2005
Property to be sold (see Note 6)	$1,750,360	$—
Prepaid expenses	1,411,064	993,277
Other	549,227	431,835
	$3,710,651	$1,425,112

Accrued Expenses

Accrued expenses are comprised as follows:

	September 30, 2006	December 31, 2005
Accrued compensation	$1,399,166	$1,059,791
Excess insurance liability	2,993,394	3,195,520
Other	1,206,504	1,483,955
	$5,599,064	$5,739,266

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

Vendor Concentration

There is only one supplier of erythropoietin (EPO) in the United States. This supplier received FDA approval for an alternative product available for dialysis patients, which is indicated to be effective for a longer period than EPO. The alternative drug also could be administered by the patient’s physician. Accordingly, the use of this drug could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $4,521,000 and $11,613,000 for the three months and nine months ended September 30, 2006 and $3,242,000 and $9,084,000 for the same periods of the preceding year comprised 28% and 27% and 29% and 28% of medical services revenues for these periods, respectively.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $89,000 at September 30, 2006 and $67,000 at December 31, 2005 are included in other assets. Amortization expense was approximately $5,000 and $11,000 for the three months and nine months ended September 30, 2006 and $3,000 and $10,000 for the same periods of the preceding year.

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
September 30, 2006
(Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The company’s pro forma information for the three months and nine months ended September 30, 2005 follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$536,984	$1,305,566
Stock-based employee compensation expense under fair value method, net of related tax effects	(45,810)	(139,557)
Pro forma net income	$491,174	$1,166,009
Earnings per share:
Basic, as reported	$.06	$.15
Basic, pro forma	$.06	$.13
Diluted, as reported	$.06	$.14
Diluted, pro forma	$.05	$.12

Earnings per Share

Diluted earnings per share gives effect to potential dilutive common shares during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$814,388	$536,984	$1,928,571	$1,305,566

Weighted average shares outstanding	9,549,079	8,715,136	9,460,570	8,957,843

Weighted average shares outstanding	9,549,079	8,715,136	9,460,570	8,957,843
Non-vested shares issuable for employee stock awards and director fees	34,750	---	12,459	---
Weighted average shares diluted computation	9,583,829	8,715,136	9,473,029	8,957,843
Effect of dilutive stock options	15,175	456,056	92,279	542,108
Weighted average shares, as adjusted diluted computation	9,599,004	9,171,192	9,565,308	9,499,951

Earnings per share:
Basic	$.09	$.06	$.20	$.15
Diluted	$.08	$.06	$.20	$.14

The company had various potentially dilutive outstanding stock options during the periods presented. See Note 7.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–Continued

Other Income

Operating:

Other operating income is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Management fee income	$82,010	$108,321	$364,877	$356,618

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Rental income	$92,118	$50,422	$274,232	$148,812
Interest income	58,129	22,145	149,850	57,004
Interest expense	(113,471)	(33,826)	(270,457)	(100,301)
Other	3,390	12,116	19,815	21,735
Litigation settlement income	215,000	—	215,000	—
Other income, net	$255,166	$50,857	$388,440	$127,250

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

New Pronouncements

In June, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that a company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is evaluating the impact of adopting FIN 48 but does not expect FIN 48 to have a significant effect on its financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1–SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–Continued

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. SFAS 157 will be effective for the company beginning in 2009. The company is evaluating the impact on its financial statements of adopting SFAS 157.

In September, 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. The interpretations by the SEC staff in SAB 108 were issued to address the diversity in the practice of quantifying financial statements misstatements and the potential for a build up of improper amounts on the balance sheet. The SEC staff indicated that companies should quantify errors using both a balance sheet and income statement approach and determine whether either approach results in material misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The company is evaluating the impact of the adoption of SAB 108, but does not expect SAB 108 to have a significant effect on its financial statements.

NOTE 2–INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 2006 and September 30, 2005 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2005.

NOTE 3–LONG-TERM DEBT

The company through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, and 1% over prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, and monthly payments thereafter of $2,217 plus interest with any remaining balance due December 2, 2007. This loan was modified in May, 2006 to extend the maturity to May 2, 2026 and reduce the interest rate to prime. This loan had an outstanding principal balance of approximately $562,000 at September 30, 2006 and $583,000 at December 31, 2005.

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, and prime plus ½% with a minimum of 6.0% effective December 16, 2002. Payments were $6,800 including principal and interest commencing May, 2001, with a final payment consisting of a balloon payment and any unpaid interest due April, 2006. The company refinanced this mortgage through the existing lender for an additional five years with interest at prime with a rate floor of 5.75% and a rate ceiling of 8.00%, with payments of $6,000 per month. The remaining principal balance under this mortgage amounted to approximately $622,000 at September 30, 2006 and $633,000 at December 31, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 3–LONG-TERM DEBT–Continued

The equipment financing agreement represents financing for kidney dialysis machines for the company’s dialysis facilities. There were no financings under this agreement in 2006 or 2005. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No 95, “Statement of Cash Flows.” See Note 11. The remaining principal balance under this financing amounted to approximately $104,000 at September 30, 2006 and $371,000 at December 31, 2005.

The prime rate was 8.25% as of September 30, 2006 and 7.25% as of December 31, 2005. For interest payments, see Note 11.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends above 25% of the company’s net worth, require lenders’ approval for a merger, sale of substantially all the assets, or other business combinations of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at September 30, 2006 and December 31, 2005.

On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008. Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit are secured by the company’s pledge of its ownership in its subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The company has the right to convert the base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. The company was in compliance with the requirements of this credit facility at September 30, 2006 and December 31, 2005.

The company has $4,000,000 in outstanding borrowings under its line of credit at September 30, 2006, including two LIBOR loans totaling $2,500,000 LIBOR and $1,500,000 in base rate loans. One LIBOR loan is a $1,500,000 three month loan with an interest rate of 6.8125%, including the LIBOR rate of 5.5625% plus an applicable margin of 1.25%. The other LIBOR loan is a $1,000,000 three month loan with an interest rate of 6.6875%, including the LIBOR rate of 5.4325% plus an applicable margin of 1.25%. The base rate loans have an interest rate of 8.25% as of September 30, 2006.

NOTE 4–INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at September 30, 2006 or December 31, 2005, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize deferred tax assets.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 4–INCOME TAXES–Continued

As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,300,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities. The company has applied approximately $617,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company. The company has also applied approximately $2,200,000 toward its 2005 and 2006 tax liabilities. Refundable income taxes of approximately $1,028,000 at September 30, 2006, which is reflected as a current asset, resulted from the application of the acquired deferred tax asset toward the 2005 tax liability. See Notes 1, 5, 11 and 14.

For income tax payments, see Note 11.

NOTE 5–TRANSACTIONS WITH FORMER PARENT

Our former parent provided certain financial and administrative services for us. Central operating costs were charged on the basis of time spent. In the opinion of management, this method of allocation was reasonable. The amount of expenses allocated by the former parent totaled approximately $50,000 and $150,000 for the three months and nine months ended September 30, 2005 with this allocation ceasing when the company and its former parent merged in September, 2005, (see Notes 1, 4, 11 and 14), which is included in selling, general and administrative expenses in the Consolidated Statements of Income.

We had an intercompany advance payable to our former parent which bore interest at the short-term Treasury Bill rate. Interest expense on intercompany advances payable was approximately $4,000 and $9,000 for the three months and nine months ended September 30, 2005, with the interest ceasing when the company and its former parent merged. Interest was included in the intercompany advance balance. The intercompany advance balance of approximately $611,000 was forgiven as a result of the company’s merger with its former parent. See Notes 1, 4, 11 and 14.

On March 17, 2004, the company issued a demand promissory note to its former parent for up to $1,500,000 of financing for equipment purchases with annual interest of 1.25% over the prime rate. The note was subsequently modified by increasing the maximum amount of advances that could be made to $5,000,000, and by adding to the purposes of the financing, working capital and other corporate needs. The outstanding note balance of approximately $4,531,000 was forgiven as a result of the company’s merger with its former parent. The weighted average interest rate on the note was 7.26% and 7.58% for the three months and nine months ended September 30, 2005. Interest expense on the note amounted to approximately $64,000 and $149,000 for the three months and nine months ended September 30, 2005 with the interest ceasing when the company and its former parent merged. Accrued interest on the note of approximately $64,000 was forgiven as a result of the company’s merger with its former parent. See Notes 1, 4, 11 and 14.

NOTE 6–OTHER RELATED PARTY TRANSACTIONS

In May, 2001, the company loaned its president $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006. This demand loan was collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock. Interest income on the loan amounted to approximately $2,000 and $4,000 for the three months and nine months ended September 30, 2005. The note and accrued interest of approximately $22,000 were repaid in December, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 6–OTHER RELATED PARTY TRANSACTIONS–Continued

        Minority members in subsidiaries in certain situations may fund a portion of required capital contributions by issuance of an interest bearing note payable to the company which minority members may repay directly or through their portion of capital distributions of the subsidiary. The minority members did not fund capital contributions during the nine months of 2006 and funded approximately $15,000 during the first nine months of 2005 under such notes, which typically accrue interest at prime plus 2%. An aggregate of approximately $110,000 of distributions were applied against the notes and accrued interest during the first nine months of 2006, and $22,000 during the same period of the preceding year. These represent non-cash investing activities, which is a supplemental disclosure required by Financial Accounts Standards Board Statement No. 95, “Statement of Cash Flows.” See Notes 10 and 11.

The company has constructed and is constructing dialysis facilities, two of which are anticipated to be sold upon completion to a medical director of the company. The company’s subsidiaries that will operate those dialysis facilities will lease the facilities from the purchasers, which leases are on terms which are as favorable as could be obtained from unaffiliated parties. The cost of the land and construction costs are included in Prepaid Expenses and Other Current Assets. See Note 1.

NOTE 7–STOCK OPTIONS AND STOCK AWARDS

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
September 30, 2006
(Unaudited)

NOTE 7–STOCK OPTIONS AND STOCK AWARDS–Continued

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

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 3,750 options were exercised in July, 2005 with the company receiving a cash payment of $15,075 and an additional 13,750 options were exercised in December, 2005 with the company receiving $55,275 cash payments. 25,000 options were exercised in March, 2006 with the company receiving a $100,500 cash payment for the exercise price. An additional 87,500 options were exercised in March, 2006 with an exercise price of $351,750 that was satisfied through payment of 27,205 shares of company stock. 7,500 options were exercised in May and June, 2006 and 3,750 options were exercised in August, 2006 with the company receiving a total of $45,225 cash payments, leaving 18,750 options outstanding.

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

On June 8, 2006, the company’s shareholders approved an amendment to the company’s stock option plan to allow for the grant of stock awards in addition to options. The employment agreement of Stephen W. Everett, President, CEO and a director of the company, contains provisions for the receipt of 40,000 shares of the company’s company stock as described in Note 8. The company has granted stock awards of 1,000 shares each to each of its independent directors with the shares to vest in 250 share increments for each director at the end of each quarter of 2006. On June 27, 2006, the company granted stock awards of 64,000 shares to officers and key employees with the awards to vest in equal yearly increments over four years commencing December 31, 2006 with one of the awards for 30,000 shares, which contained performance criteria, recently cancelled upon resignation of the officer.

NOTE 8–COMMITMENTS

Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. That plan was replaced in 2003 by the company and its former parent with another 401(k) plan, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. To date, employer matching expense has been minimal.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 8–COMMITMENTS–Continued

A put option was recently exercised for the purchase of the remaining 60% interest in an Ohio facility in which the company holds a 40% interest. See Note 15. The company has two joint venture agreements that contain provisions pursuant to which the minority owners could sell their interests to the company under certain circumstances, including non-exercise of rights of refusal among the minority interests, sale of the company, and in one instance, sale of the subsidiary. A sale of the interests under these provisions would be based on contracted formulas. The company has evaluated these situations and determined that the potential costs under the sale provisions do not exceed fair market value of the ownership interests that would be acquired.

NOTE 9–ACQUISITIONS

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

Effective as of the close of business on August 31, 2004, the company acquired a Pennsylvania dialysis company for an estimated net purchase price in excess of $1,500,000. The balance of $381,000 due on the purchase price was paid during the third quarter of 2006.

During the first quarter of 2006, the company acquired a Virginia dialysis center and a Maryland dialysis company with two dialysis centers. These transactions resulted in approximately $326,000 of goodwill amortizable over 15 years for tax purposes.

See Note 14 for information on the company’s merger with its former parent company, Medicore, Inc.

NOTE 10–LOAN TRANSACTIONS

The company has provided funds in excess of capital contributions to meet working capital requirements of some of its dialysis facility subsidiaries. The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions. See Notes 6 and 11.

NOTE 11–SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 to 7:

	Nine Months Ended September 30,
	2006	2005
Interest paid (see Notes 3 and 5)	$249,000	$180,000
Income taxes paid (see Note 4)	280,000	1,352,000
Subsidiary minority member capital contributions funded by notes (see Note 6)	—	15,000
Subsidiary minority member distributions applied against notes and accrued interest (see Note 6)	110,000	22,000
Share payment (87,500 options exercised; 27,205 shares paid) for stock option exercises (see Note 7)	352,000	—

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 12–STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended September 30, 2006 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2005	$92,655	$15,332,975	$10,187,444	$25,613,074
Exercise of stock options	2,765	380,484	—	383,249
Share issuance employment agreement and director services	115	118,765	—	118,880
Payment to dissenting merger shareholder	—	(2,100)	—	(2,100)
Merger deferred tax adjustment		(272,000)		(272,000)
Net income	—	—	1,928,571	1,928,571
Balance September 30, 2006	$95,535	$15,558,124	$12,116,015	$27,769,674

NOTE 13–PRO FORMA FINANCIAL INFORMATION FORMER AFFILIATE

The following amounts (in thousands) represent certain pro forma consolidated operating data reflecting consolidation of the company’s 40% owned Ohio subsidiary as if this subsidiary had been consolidated effective January 1, 2005. This subsidiary is consolidated for financial reporting purposes effective August 1, 2006 due to the company taking control of the facility which was previously accounted for in the equity method and not consolidated (see Notes 1 and 15):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues	$16,865	$12,039	$45,907	$35,133
Gross profit	$6,281	$4,486	$18,056	$13,605
Net income	$514	$537	$1,929	$1,306

Earnings per share:
Basic	$.09	$.06	$.20	$.15
Diluted	$.08	$.06	$.20	$.15

The following amounts (in thousands) represent certain pro forma consolidated balance sheet data as if the company’s 40% owned Ohio subsidiary had been consolidated effective December 31, 2005:

December 31, 2005
ASSETS
Current assets	$19,350
Property and equipment, net	13,908
Other assets	6,262
$39,520

LIABILITES AND STOCKHOLDERS’ EQUITY
Current liabilities	$11,023
Long-term debt, less current portion	635
Minority and other equity interests	2,249
Stockholders’ equity	25,613
$39,520

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 14–ACQUISITION OF PARENT COMPANY

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

A deferred tax asset of approximately $3,300,000 resulted from benefits from net operating loss carryforwards of the company’s former parent that can be utilized to satisfy future income tax liabilities of the company. Pursuant to Section 382 of the Internal Revenue Code, utilization of the acquired net operating losses are limited to certain amounts annually, though the company anticipates using all acquired net operating loss carryforwards prior to their expiration date. See Notes 1, 4 and 5.

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

The results of operations of the company’s former parent are included in the company’s consolidated operating results effective with the merger. Pro forma results of operations if the merger had completed as of January 1, 2005 are as follows (in thousands except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Operating revenues	$11,703	$33,851
Net income	$624	$1,498

Earnings per share:
Basic	$.07	$.17
Diluted	$.07	$.16

NOTE 15–SUBSEQUENT EVENTS

A former medical director of the company’s 40% owned dialysis facility in Ohio exercised a put for the company to acquire the 60% interest which he owned. The valuation of the put was resolved on November 2, 2006, which will be paid within the next 30 days, resulting in DCA of Toledo, LLC being a wholly-owned subsidiary of the company. The company has determined that there will be no impairment of goodwill that results from this transaction. See Notes 1 and 13.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2006, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 21 of our Annual Report on Form 10-K for the year ended December 31, 2005. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 32 outpatient dialysis centers, including three centers acquired and one center opened in the first quarter of 2006, two centers opened at the beginning of the third quarter, and one unaffiliated dialysis center which it manages, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of nine hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We provide homecare services, including home peritoneal dialysis.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. 96% of our patients had a Kt/V level greater than 1.2 for the nine months ended September 30, 2006, and 95% for the same period in 2005.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11. 80.4% of our patients had a hemoglobin level greater than 11 for the nine months ended September 30, 2006, and 80.3% for the same period in 2005.

Vascular access is the “lifeline” for hemodialysis patients. The Center for Medicare and Medicaid Services, CMS, has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system. 47% of DCA patients were dialyzed with a fistula during the nine months ended September 30, 2006 and 43% for the same period in 2005.

Patient Treatments

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including the center we manage, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
In-center	51,936	39,627	143,585	113,747
Home peritoneal	4,140	4,358	11,877	12,339
Acute	1,618	1,461	4,814	5,540
	57,694(1)	46,446(1)	160,279(1)	131,626(1)

(1)
Treatments by the managed center included: in-center treatments of 2,373 and 6,890 respectively, for the three months and nine months ended September 30, 2006, and 2,369 and 6,587 for the same period of the preceding year; and home peritoneal treatments of 110 and 161 for the three and nine months ended September 30, 2006, with no such treatments during the same periods of the preceding year. Treatments for the Ohio center in which we have a 40% interest that is consolidated effective August, 2006 included in-center treatments of 2,148 and 5,668, home peritoneal treatments of 92 and 252 and acute treatments of 84 and 288, of which 1,473 in-center, 56 home peritoneal and 61 acute treatments were performed subsequent to the center becoming consolidated for financial reporting purposes, compared to 1,560 in-center and 44 acute treatments for the three months ended September 30, 2006 and 4,781 in-center and 170 acute treatments for the nine months ended September 30, 2005. See Notes 1, 13 and 15 to “Notes to Consolidated Financial Statements.”

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately a 9% increase in dialysis treatments for the first nine months of 2006 compared to the same period of the preceding year at centers that were operable during the entire first nine months of 2005. This includes treatment at the Ohio center in which we have a 40% ownership interest and we are acquiring the remaining 60% interest, and the Georgia Center we manage, but does not include acute treatments. See Notes 1, 13 and 15 to “Notes to Consolidated Financial Statements.”

New Business Development

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. The company has recently completed construction of two dialysis facilities and is currently constructing two new dialysis centers and is in various stages of development with others. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” until the earlier of their initial twelve months of operations, or when they achieve consistent profitability. During the first nine months of 2006, we incurred an aggregate of approximately $1,171,000 in pre-tax losses for start-up centers, including $324,000 incurred in the third quarter of 2006.

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

Reimbursement

Approximately 58% and 60% of our medical services revenues were derived from Medicare and Medicaid reimbursement for the three months and nine months ended September 30, 2006 compared to 55% and 58% for the same periods of the preceding year with rates established by CMS, and which rates are subject to legislative changes. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our medical services revenue by type of payor for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Medicare	50%	51%	51%	51%
Medicaid and comparable programs	8	4	9	7
Hospital inpatient dialysis services	4	4	4	5
Commercial insurers and other private payors	38	41	36	37
	100%	100%	100%	100%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Outpatient hemodialysis services	$8,746	54%	$5,911	52%	$23,441	54%	$17,045	52%
Home peritoneal dialysis services	870	5	820	7	2,666	6	2,361	7
Inpatient hemodialysis services	564	3	458	4	1,541	4	1,568	5
Ancillary services	6,101	38	4,184	37	15,601	34	11,904	36
	$16,281	100%	$11,373	100%	$43,219	100%	$32,878	100%

Compliance

The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, including anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition. We have developed a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. Among the different programs is our Compliance Program, which has been implemented to assure our compliance with fraud and abuse laws and to supplement our existing policies relating to claims submission, cost report preparation, internal audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders.

Results of Operations

The following table shows our results of operations (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
Operating revenues:	2006	2005	2006	2005
Medical service revenue	$16,281	$11,373	$43,219	$32,878
Product sales	223	—	677	—
Total sales	16,504	11,373	43,896	32,878
Other income	82	108	365	357
Total operating revenues	16,586	11,481	44,261	33,235

Operating costs and expenses:
Cost of medical services	9,896	7,179	26,386	20,446
Cost of product sales	145	—	420	—
Total cost of sales	10,041	7,179	26,806	20,446
Corporate selling, general and administrative expenses	1,677	890	4,696	3,303
Facility selling, general and administrative expenses	2,329	1,794	6,517	5,257
Total, selling, general and administrative expenses	4,006	2,684	11,213	8,560
Stock compensation expense	122	—	293	—
Depreciation and amortization	618	422	1,704	1,244
Provision for doubtful accounts	345	222	738	675
Total operating costs and expenses	15,132	10,507	40,754	30,925

Operating income	1,454	974	3,507	2,310

Other income (expense)	255	(16)	388	(26)

Income before income taxes, minority and other equity interests and equity in affiliate earnings	1,709	958	3,895	2,284

Income tax provision	505	352	1,364	971

Income before minority interest and other equity interests and equity in affiliate earnings	1,204	606	2,531	1,313

Minority and other equity interests in income of consolidated subsidiaries	(414)	(128)	(819)	(281)

Equity in affiliate earnings	24	59	217	274

Net income	$814	$537	$1,929	$1,306

Medical services revenues increased approximately $4,908,000 (43%) and $10,341,000 (31%) for the three months and nine months ended September 30, 2006, compared to the same periods of the preceding year with the increase largely attributable to a 31% increase in total dialysis treatments performed by our centers from 41,473 during the third quarter of 2005 to 54,477 during the third quarter of 2006, and a 20% increase in total dialysis treatments performed by the company from 120,088 during the first nine months of 2005 to 148,607 during the first nine months of 2006. The increase in treatments resulted in increases of approximately $2,991,000 (42%) and $6,644,000 (32%) in treatment revenues during the three months and nine months ended September 30, 2006, compared to the same periods of the preceding year. Medical services revenue for our Toledo, Ohio subsidiary, which has been consolidated for financial reporting purposes since August 1, were approximately $698,000. The increase in treatments includes treatments at the three new centers we opened during 2005 which were in operation throughout the first half of 2006, three centers we acquired and one additional center opened during the first quarter of 2006 and two centers opened during the third quarter of 2006. The increase in treatments is also attributable to the consolidation of our Toledo, Ohio facility, with 1,473 in-center, 56 home peritoneal and 61 acute treatments for this facility since its consolidation effective August, 2006. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met. See Notes 1, 13 and 15 to “Notes to Consolidated Financial Statements.”

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

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005. Operations of the medical products division are included in our operating results subsequent to the merger. These operations represent a minor portion of our operations with sales revenues of $224,000 and $677,000 during the three months and nine months ended September 30, 2006, which represent 1.3% and 1.5% respectively, of operating revenues for these periods.

Operating income increased approximately $480,000 (49%) and $1,197,000 (52%) for the three months and nine months ended September 30, 2006, compared to the preceding year, including start-up costs associated with our new centers. This includes operating income of approximately $317,000 for our Toledo, Ohio subsidiary, which has been consolidated for financial reporting purposes since August 1, 2006. See Notes 1, 13 and 15 to “Notes to Consolidated Financial Statements.”

Cost of medical services sales as a percentage of medical services revenue amounted to 61% for the three months and nine months ended September 30, 2006, compared to 63% and 62% for the same periods of the preceding year with the decrease largely attributable to decrease in salaries expense as a percentage of medical service revenues.

Cost of sales for our medical products division amounted to 65% and 62% of medical product sales for the three months and nine months ended September 30, 2006. Cost of sales for this division is largely related to product mix.

Approximately 28% and 27% of our medical services revenues for the three and nine months ended September 30, 2006, and 29% and 28% for the same periods of the preceding year, derived from the administration of EPO to our dialysis patients. This drug is only available from one manufacturer in the United States. Price increases for this product without our ability to increase our charges would increase our costs and thereby adversely impact our earnings. We cannot predict the timing, if any, or extent of any future price increases by the manufacturer, or our ability to offset any such increases. Effective January 1, 2006, Medicare is reimbursing dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complementary increases in the composite rate. Management believes these changes will have little impact on the company’s average Medicare revenue per treatment.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $1,323,000 (49%) and $2,653,000 (31%) for the three months and nine months ended September 30, 2006, compared to the same periods of the preceding year. Corporate selling, general and administrative expenses includes $163,000 and $177,000 review and implementation costs related to Sarbanes-Oxley Section 404 compliance. Non-cash stock compensation expense of approximately $122,000 and $293,000 for the three months and nine months ended September 30, 2006, has been shown separately on the statements of income. The increase in selling, general and administrative expenses reflects operations of our new dialysis centers and increased support activities resulting from expanded operations. Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenues. Selling, general and administrative expenses as a percentage of sales revenues amounted to approximately 29% and 30% for the three months and nine months ended September 30, 2006, and 27% and 30% for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $123,000 and $64,000 for the three months and nine months ended September 30, 2006 compared to the same periods of the preceding year. The provision amounted to 2% of sales for the three months and nine months ended September 30, 2006 and for the same periods of the preceding year. Medicare bad debt recoveries of $176,000 and $361,000 were recorded during the three months and nine months ended September 30, 2006, compared to approximately $6,000 and $173,000 for the same periods of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 3% sales for the three months and nine months ended September 30, 2006, compared to 2% and 3% for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

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

Other non-operating income increased approximately $204,000 and $261,000 for the three months and nine months ended September 30, 2006, compared to the same periods of the preceding year. This includes an increase in interest income of $36,000 and $93,000, an increase in rental income of $42,000 and $125,000, a decrease in miscellaneous other income of $9,000 and $2,000 for the three months and nine months ended September 30, 2006, $215,000 litigation settlement income in the third quarter of 2006 and an increase in interest expense to unrelated parties of $80,000 and $170,000 for the three months and nine months ended September 30, 2006, due to increased average non-intercompany borrowings and interest rate increases. Interest expense to our former parent, Medicore, Inc., on an intercompany note and intercompany advances was $68,000 and $158,000 for the three months and nine months ended September 30, 2005 with no such expense during the first nine months of 2006 as a result of our merger with our former parent in September, 2005. The prime rate was 8.25% at September 30, 2006, and 7.25% at December 31, 2005. See Notes 1, 3, 4, 5 and 14 of “Notes to the Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

Minority and other equity interests represents the proportionate equity interests of minority owners of our subsidiaries in which we own a minority interest and the 60% outside ownership interest in our Toledo, Ohio subsidiary, DCA of Toledo, LLC, whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our 40% owned Ohio subsidiary up until the time we took control of this facility and began consolidating it for financial reporting purposes August 1, 2006. We are currently in the process of purchasing the 60% interest, which will result in DCA of Toledo, LLC becoming a wholly-owned subsidiary of our company. See Notes 1, 13 and 15 to “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Working capital totaled approximately $16,141,000 at September 30, 2006, which reflected an increase of $8,525,000 (112%) during the nine months ended September 30, 2006. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,395,000, which included net cash used in operating activities of $1,124,000; net cash used in investing activities of $5,902,000 (including payment on an employment contract liability of $1,960,000, acquisition of dialysis centers of $861,304, additions to property and equipment of $3,378,000 and distributions of $163,000 received from our 40% owned Ohio subsidiary prior to August 1, 2006 when it became consolidated for financial reporting purposes (the company should complete the purchase of the remaining 60% interest in the immediate future); and net cash provided by financing activities of $4,630,000 (including borrowings under our line of credit of $4,000,000, debt repayments of $300,000, distributions to subsidiary minority members of $274,000, receipts of $383,000 from the exercise of stock options, and capital contributions of $828,000 by subsidiary minority members).

Net cash provided by operating activities consists of net income before non-cash items, consisting of depreciation and amortization of $1,693,000, bad debt expense of $738,000, deferred income taxes, including utilization of net operating loss carryforwards of $909,000, stock compensation expense of $293,000, income applicable to minority and other equity interests of $819,000, and equity in affiliate earnings of $217,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $2,395,000 decrease in cash, included, an increase in accounts receivable of $4,788,000, an increase in prepaid expenses and other current assets of $1,672,000 (including land and construction costs associated with property to be sold to either medical directors of certain subsidiaries of the company or unaffiliated physicians of $1,750,000), a decrease in an employment contract liability of $1,960,000 as a result of payment, a decrease in current debt of $795,000 primarily resulting from refinancing a Georgia mortgage and modifying our Maryland mortgage, a decrease in accounts payable of $173,000, and a decrease in accrued expenses of $140,000. The major source of cash from operating activities is medical services revenue. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan. This loan had a remaining principal balance of $562,000 at September 30, 2006 and $583,000 at December 31, 2005. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia, which had an outstanding principal balance of approximately $622,000 at September 30, 2006 and $633,000 at December 31, 2005. We have refinanced the Georgia mortgage for another five years with the same financial institution and modified our Maryland mortgage including extending the term. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $104,000 at September 30, 2006, and $371,000 at December 31, 2005. There was no additional equipment financing under this agreement during the first nine months of 2006. See Note 3 to “Notes to Consolidated Financial Statements.”

We opened centers in Baltimore, Maryland, Edgefield, South Carolina, and Norwood, Ohio during 2005, our second center in Aiken, South Carolina in the first quarter of 2006, and recently opened a center in York, Pennsylvania and a center in Calhoun, Georgia. We are in the process of developing a new dialysis center in Georgia and a new center in South Carolina. Payment of approximately $381,000 was made during 2005 on our Keystone Kidney Care acquisition, leaving a remaining balance of approximately $381,000 which was paid in August, 2006. During the first quarter of 2006, the company acquired a Virginia dialysis center and a Maryland dialysis company with two dialysis centers. See Note 9 to “Notes to Consolidated Financial Statements.”

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians for the development of additional outpatient centers. Such expansion requires capital. We had been funding our expansion through internally generated cash flow and financing from our former parent, Medicore, Inc. See Notes 1, 4, 5 and 14 to “Notes to Consolidated Financial Statements.” To assist with our future expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with KeyBank National Association in October, 2005. We borrowed $4,000,000 under this new credit facility during the first nine months of 2006. No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion. See Note 3 to “Notes to Consolidated Financial Statements.”

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

New Accounting Pronouncements

In June, 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The company is evaluating the impact of adopting FIN 48, but does not expect FIN 48 to have a significant effect on its financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for us beginning in 2009. The company is evaluating the impact on its financial statements of adopting SFAS 157. See Note 1 to “Notes to Consolidated Financial Statements.”

In September, 2006, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletion No. 108 ("SAB 108"), which provides interpretive guidance on how the effects of prior year misstatements should be considered in quantifying current year financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The company is evaluating the impact of adopting SAB 108 but does not expect SAB 108 to have a significant effect on its financial statements. See Note 1 to “Notes to Consolidated Financial Statements.”

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,002,000 at September 30, 2006.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $5,184,000 at September 30, 2006.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts, and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $30,000 on our results of operations for the nine months ended September 30, 2006.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)  Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2006, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b) Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Equity Securities Sold by the Company During the Third Quarter Ended September 30, 2006 and Not Registered Under the Securities Act

Securities sold by the company in the third quarter of 2006 include (i) an option exercise by an officer of the company in August, 2006 for 3,750 shares of common stock at an exercise price of $4.02 for options which had been granted in June, 2004; and (ii) 750 shares of common stock, 250 shares each, to the company’s three independent directors, which had vested under a stock award granted in March, 2006, previously reported in the company’s quarterly report on Form 10-Q for the first quarter ended March 31, 2006, Part II, Item 2.

All the shares were issued pursuant to the non-public offering exemption contained in Section 4(2) of the Securities Act of 1933 (the “Securities Act”), or Regulation D promulgated under the Securities Act. All persons who acquired the company’s common stock, which shares are “restricted” shares as defined in Rule 144(a)(3) of the Securities Act, are officers or directors of the company, and are knowledgeable about the affairs and financial condition of the company, and have acquired the common stock for investment purposes and not with a view to distribution.

For details relating to the issuance of 10,000 shares of common stock to the company’s new Chief Operating Officer subsequent to the end of the third quarter, see Item 5, “Other Information,” below.

Item 5. Other Information

The company has contracted with Don Waite to serve as interim Chief Operating Officer (“COO”) commencing November 8, 2006, as the replacement for Mike Rowe, who left the company as of November 7, 2006 to pursue new opportunities. Mr. Waite previously served as the company’s Vice President of Finance and Chief Financial Officer from August, 2004 through November, 2005 before leaving the company to attend to personal matters. He is a partner in an insurance premium financing company. From 1999 through 2004, Mr. Waite was Vice President and Partner of Nephrology Specialty Group, Inc., a dialysis company which established and operated a chain of outpatient dialysis centers prior to its sale in 2004 to an international dialysis services company. The agreement with Mr. Waite is for an initial term of six months and calls for Mr. Waite to provide the COO services as an independent contractor. After the initial six month period, the agreement will extend automatically for one month periods subject to termination by either party. As consideration for his services Mr. Waite is receiving, in lieu of cash consideration, 10,000 restricted shares of the company’s common stock under the company’s 1999 Stock Incentive Plan. The issued shares are to be earned by Mr. Waite on a pro rata basis over the course of the initial six-month period, and to the extent that Mr. Waite voluntarily terminates his agreement or is terminated by the company for breach of the agreement prior to the expiration of the initial six-month period, unearned shares are to be returned to the company. In the event of the company’s termination of Mr. Waite without his breach of the agreement prior to the expiration of the six-month period, Mr. Waite will be entitled to retain all of the issued shares. After the completion of the six-month period, for each month Mr. Waite continues his services as COO, Mr. Waite will receive $10,000 per month as compensation until such time as either party terminates the agreement, or an employment agreement is entered into.

Mr. Waite has no family relationship with any other director or executive officer of the company and other than the agreement described above has no interest, direct or indirect, in any transaction involving the company or any of its subsidiaries.

Item 6. Exhibits

10 Material Contracts

10.1	Contractor Agreement dated November 8, 2006.

31 Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certifications of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32 Section 1350 Certifications

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

99 Additional exhibits

99.1
Press Release dated November 9, 2006 reporting financial results for the three months and the nine months ended September 30, 2006 together with Consolidated Statements of Income (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 13, 2006, Item 9.01(d)(99)(i)).

_______________

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

DIALYSIS CORPORATION OF AMERICA

By: /s/ DANIEL R. OUZTS
DANIEL R. OUZTS, Vice President of Finance,
Chief Financial Officer, Chief Accounting Officer and
Treasurer

Dated: November 14, 2006

EXHIBIT INDEX

 Exhibit No.

10	Material contracts

10.1	Contractor Agreement dated November 8, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certifications of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and U.S.C. Section 1350.

99	Additional exhibits

99.1
Press Release dated November 9, 2006 reporting financial results for the three months and the nine months ended September 30, 2006 together with Consolidated Statements of Income (incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 13, 2006, Item 9.01(d)(99)(i)).

*
In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.