Form 10-Q
period 2007-03-31
DIALYSIS CORP OF AMERICA
filed 2007-05-10
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10—Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐                 Accelerated Filer ☒                 Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,573,596 shares as of May 10, 2007.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2007 and March 31, 2006, include the accounts of the Registrant and its subsidiaries.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Sales:
Medical services revenue	$16,596,907	$12,871,653
Product sales	231,060	239,462
Total sales revenues	16,827,967	13,111,115
Other income	62,560	105,868
	16,890,527	13,216,983
Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	10,298,293	7,837,957
Cost of product sales	247,632	143,675
Total cost of sales revenues	10,545,925	7,981,632
Selling, general and administrative expenses:
Corporate	1,648,523	1,402,587
Facility	2,730,323	2,041,073
Total	4,378,846	3,443,660
Stock compensation expense	113,970	134,516
Depreciation and amortization	635,736	545,110
Provision for doubtful accounts	356,097	155,414
	16,030,574	12,260,332

Operating income	859,953	956,651

Other (expense) income, net	(9,227)	66,981

Income before income taxes, minority interest and equity in affiliate earnings	850,726	1,023,632

Income tax provision	345,772	416,974

Income before minority interest and equity in affiliate earnings	504,954	606,658

Minority interest in income of consolidated subsidiaries	(121,734)	(180,281)

Equity in affiliate earnings	—	92,406
Net income	$383,220	$518,783

Earnings per share:
Basic	$.04	$.06
Diluted	$.04	$.05

Weighted average shares outstanding:
Basic	9,569,429	9,302,227
Diluted	9,612,101	9,533,273

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2007	2006(A)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$851,612	$3,491,569
Accounts receivable, less allowance
of $2,879,000 at March 31, 2007;
$2,512,000 at December 31, 2006	18,959,381	16,142,202
Inventories, less allowance for obsolescence
of $78,000 at March 31, 2007 and December 31, 2006	2,060,973	1,985,415
Deferred income tax asset	1,105,000	1,105,000
Prepaid expenses and other current assets	1,316,439	2,731,888
Prepaid and refundable income taxes	306,764	174,174
Total current assets	24,600,169	25,630,248

Property and equipment:
Land	1,333,191	1,338,191
Buildings and improvements	5,717,460	6,128,626
Machinery and equipment	12,541,328	12,056,713
Leasehold improvements	8,448,991	7,921,149
	28,040,970	27,444,679
Less accumulated depreciation and amortization	11,682,036	11,091,432
	16,358,934	16,353,247

Deferred income taxes	121,523	359,295
Goodwill	8,373,286	6,681,160
Other assets	1,036,826	831,776
Total other assets	9,531,635	7,872,231
	$50,490,738	$49,855,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,838,870	$1,998,125
Accrued expenses	4,848,085	5,744,348
Deposit on acquisition of minority interest from subsidiary	750,000	—
Income taxes payable	30,382	660,092
Current portion of long-term debt	101,000	130,000
Total current liabilities	7,568,337	8,532,565

Long-term debt, less current portion	9,900,369	8,618,325
Total liabilities	17,468,706	17,150,890

Minority interest in subsidiaries	3,473,755	3,643,347

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,573,596 shares issued and outstanding at March 31, 2007; 9,564,346 shares issued and outstanding at December 31, 2006	95,735	95,643
Additional paid-in capital	15,832,682	15,729,206
Retained earnings	13,619,860	13,236,640
Total stockholders’ equity	29,548,277	29,061,489
	$50,490,738	$49,855,726

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission in March, 2007.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$383,220	$518,783
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	628,029	542,164
Amortization	7,707	2,946
Bad debt expense	356,097	155,414
Deferred income tax provision (benefit)	—	(23,750)
Deferred tax asset applied	237,772	321,378
Stock compensation expense	113,970	134,516
Minority interest	121,734	180,281
Equity in affiliate earnings	—	(92,406)
Increase (decrease) relating to operating activities from:
Accounts receivable	(3,048,276)	(1,222,401)
Inventories	(52,772)	(239,294)
Prepaid expenses and other current assets	1,350,049	(479,556)
Prepaid and refundable income taxes	(132,590)	60,913
Accounts payable	(159,255)	113,761
Accrued expenses	(841,265)	(859,255)
Income taxes payable	(629,710)	—
Deposit on acquisition of minority interest in subsidiary	750,000	—
Net cash (used in) operating activities	(915,290)	(886,506)

Investing activities:
Additions to property and equipment, net of minor disposals	(421,798)	(200,318)
Payments received on physician affiliate loans	7,545	4,856
Distribution from affiliate	—	25,033
Payment of employment contract liability	—	(1,960,000)
Payment disserting merger shareholders	—	(2,100)
Acquisition of dialysis centers	(2,159,821)	(481,006)
Other assets	(135,080)	(10,617)
Net cash (used in) investing activities	(2,709,154)	(2,624,152)

Financing activities:
Line of credit borrowings	1,300,000	1,500,000
Payments on long-term debt	(46,956)	(101,383)
Exercise of stock options	—	280,924
Capital contributions by subsidiaries’ minority members	—	372,717
Distribution to subsidiary minority members	(268,557)	(119,810)
Net cash provided by financing activities	984,487	1,932,448

Decrease in cash and cash equivalents	(2,639,957)	(1,578,210)

Cash and cash equivalents at beginning of period	3,491,569	2,937,557

Cash and cash equivalents at end of period	$851,612	$1,359,347

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 34 operating dialysis centers (including two centers acquired in the first quarter of 2007) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The company also manages an unaffiliated Georgia center (see Note 7), and provides inpatient dialysis treatments to 10 hospitals. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent, the company also engages in medical product sales. The medical products operations are not a significant component of the company’s operations with operating revenues of $231,000 during the first quarter of 2007 and $239,000 for the same period of the preceding year (1.4% and 1.8%, respectively of operating revenues) and operating income of $16,000 during the first quarter of 2007 and $30,000 for the same period of the preceding year (1.9% and 3.1%, respectively of operating income). See Notes 4 and 12.

Medical Services Revenue

Our revenues by payor are as follows:

	Three Months Ended March 31,
	2007	2006
Medicare	52%	51%
Medicaid and comparable programs	9	10
Hospital inpatient dialysis services	4	4
Commercial insurers and other private payors	35	35
	100%	100%
Our sources of revenue (in thousands) are as follows:

	Three Months Ended March 31,
	2007		2006
Outpatient hemodialysis services	$9,025	54%	$6,989	54%
Home dialysis services	950	6	831	6
Inpatient hemodialysis services	597	4	474	4
Ancillary services	6,025	36	4,578	36
	$16,597	100%	$12,872	100%
Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The company’s Toledo, Ohio subsidiary, which was 40% owned until December, 2006, has been consolidated since August, 2006, due to the company taking control of this facility. This subsidiary was previously accounted for using the equity method of accounting. See Note 11.

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

Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions. Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The company believes that it is in compliance with all applicable laws and regulations. Compliance with such laws and regulations can be subject to government review and interpretation as well as regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 44% of receivables at March 31, 2007 and 45% at December 31, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of the company’s medical products division acquired pursuant to the company’s merger with its former parent. See “Consolidation” above in this Note 1 and Notes 4 and 12.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised as follows:

	March 31, 2007	December 31, 2006
Property to be sold (See Note 5)	$—	$625,716
Prepaid expenses	889,069	1,089,186
Other	427,370	1,016,986
	$1,316,439	$2,731,888

Accrued Expenses

Accrued expenses are comprised as follows:

	March 31, 2007	December 31, 2006
Accrued compensation	$1,083,674	$1,817,953
Excess insurance liability	3,095,335	2,835,216
Other	669,076	1,091,179
	$4,848,085	$5,744,348

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts expected by the company from the insurers. The company communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules. These amounts remain in excess insurance liability until resolution. The company identified approximately $625,000 and $536,000 of the excess insurance liability as of March 31, 2007 and December 31, 2006, respectively, as relating to duplicate payments and other amounts that will be refunded. Approximately $37,000 and $200,000 determined to be nonrefundable that had been included in excess insurance liability were recorded in medical services revenues during the three months ended March 31, 2007 and March 31, 2006, respectively.

Vendor Concentration

There is only one supplier of erythropoietin (EPO) in the United States. This supplier markets a similar product, which is indicated to be effective for a longer period than EPO. The use of this drug has not impacted our revenues from our current treatment of anemia. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $4,376,000 for the first quarter of 2007 and $3,363,000 for the same period of the preceding year, comprised 26% of medical services revenues for these periods.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Goodwill

Goodwill represents cost in excess of net assets acquired. The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment, which testing indicated no impairment for goodwill. See Note 8.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $236,000 at March 31, 2007 and $135,000 at December 31, 2006 are included in other assets. Amortization expense was $7,707 for the three months ended March 31, 2007 and $2,946 for the same period of the preceding year.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

The company measures compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period. Stock compensation expense was approximately $114,000 and $135,000 for shares vesting during the first quarter of 2007 and the first quarter of 2006, respectively, with related income tax benefits of approximately $39,000 and $46,000, respectively.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The company adopted Statement of Financial Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment:” (“FAS 123(R)”) effective January 1, 2006. Provisions of FAS123(R) require companies to recognize the fair value of stock option grants as a compensation costs in their financial statements. In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to unvested options to be recognized over the vesting period of the options. The board of directors approved accelerated vesting of all unvested options as of December 31, 2005, resulting in there being no unvested options as of December 31, 2005.

Earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended March 31,
	2007	2006
Net income	$383,220	$518,783

Weighted average shares outstanding	9,569,429	9,292,449
Shares issuable for employment agreement and director fees	—-	9,778
Weighted average shares basic computation	9,569,429	9,302,227

Weighted average shares outstanding	9,569,429	9,292,449
Shares issuable for stock awards and director fees	29,667	10,528
Weighted average shares diluted computation	9,599,096	9,302,977
Effect of diluted stock options	13,005	230,296
Weighted average shares, as adjusted diluted computation	9,612,101	9,533,273

Earnings per share:
Basic	$.04	$.06
Diluted	$.04	$.05

The company had various potentially dilutive outstanding stock options during the periods presented. See Note 6.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Other Income (Expense)

Operating:

Other operating income is comprised as follows:

	Three Months Ended March 31,
	2007	2006
Management fee income	$62,560	$105,868

Non-operating:

Other non-operating (expense) income is comprised as follows:

	Three Months Ended March 31,
	2007	2006
Rental income	$94,711	$91,058
Interest income	46,475	45,595
Interest expense	(180,398)	(79,385)
Other	29,985	9,713
Other (expense) income, net	$(9,227)	$66,981

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 2—INTERIM ADJUSTMENTS

The financial summaries for the three months ended March 31, 2007 and March 31, 2006 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2006.

NOTE 3—LONG-TERM DEBT

The company, through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement, obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, 1% over prime until May, 2006, and prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, monthly payments thereafter of $2,217 plus interest until May, 2006, when the loan was modified, and $2,402 plus interest thereafter until maturity on May 2, 2026. This loan had an outstanding principal balance of approximately $548,000 at March 31, 2007 and $555,000 December 31, 2006.

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, prime plus ½% with a minimum of 6.0% effective December 16, 2002 thereafter until April, 2006, when the mortgage was refinanced, with a rate thereafter of prime with a rate floor of 5.75% and a rate ceiling of 8.00%. Payments are $6,000 including principal and interest commencing May, 2006, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011. The remaining principal balance under this mortgage amounted to approximately $605,000 at March 31, 2007 and $617,000 at December 31, 2006.

The equipment financing agreement represents financing for kidney dialysis machines for the company’s dialysis facilities. There was no financing under this agreement during the first quarter of 2007 or the first quarter of 2006. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” The remaining principal balance under this financing amounted to approximately $48,000 at March 31, 2007 and $76,000 at December 31, 2006.

The prime rate was 8.25% as of March 31, 2007 and December 31, 2006. For interest payments, see Note 9.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at March 31, 2007 and December 31, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 3—LONG-TERM DEBT—Continued

On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008. There was no financing under this agreement in 2005. Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit is secured by the company’s pledge of its ownership in its subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan. The company has the right to convert the base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. The company was in compliance with the requirements of this credit facility at March 31, 2007 and December 31, 2006.

The company has $8,800,000 in outstanding borrowings under its line of credit at March 31, 2007, including four LIBOR loans totaling $7,300,000, and a $1,500,000 base rate loan. The interest rates on the LIBOR loans range from 6.848% to 6.875% and include the LIBOR rate plus an applicable margin of 1.50%. The base rate loan has an interest rate of 8.25% as of March 31, 2007. The LIBOR loans are all three month loans including a $1,500,000 loan maturing April 3, 2007, a $1,300,000 loan maturing May 22, 2007, a $3,500,000 loan maturing June 5, 2007, and a $1,000,000 loan maturing June 8, 2007.

NOTE 4—INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at March 31, 2007 or December 31, 2006, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,300,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities. The company has applied approximately $560,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company. The company has also applied approximately $2,660,000 of the deferred tax asset toward its 2005, 2006 and 2007 tax liabilities. See Notes 1 and 12.

For income tax payments, see Note 9.

NOTE 5—OTHER RELATED PARTY TRANSACTIONS

The company has constructed dialysis facilities, which it sold upon completion to medical directors of the company. The company’s subsidiaries that operate those dialysis facilities lease the facilities from the purchasers on terms which are as favorable as could be obtained from unaffiliated parties. The cost of the land and construction costs for any such facilities are included in Prepaid Expenses and Other Current Assets. See Note 1.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 6—STOCK OPTIONS AND STOCK AWARDS

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

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 3,750 options were exercised in July, 2005 with the company receiving a cash payment of $15,075 and an additional 13,750 options were exercised in December, 2005 with the company receiving $55,275 cash payments. 25,000 options were exercised in March, 2006 with the company receiving a $100,500 cash payment for the exercise price. An additional 87,500 options were exercised in March, 2006 with an exercise price of $351,750 that was satisfied through payment of 27,205 shares of company stock. The non-cash exercises represent a non-ccash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.”  See Note 9.  7,500 options were exercised in May and June, 2006 and 3,750 options were exercised in August, 2006 with the company receiving a total of $45,225 cash payments, leaving 18,750 options outstanding.

On June 8, 2006, the company’s shareholders approved an amendment to the company’s stock option plan to allow for the grant of stock awards in addition to options. The employment agreement of Stephen W. Everett, President, CEO and a director of the company, contains provisions for the receipt of up to 40,000 shares of the company’s company stock, pursuant to which 10,000 shares were issued during 2006, with an additional up to 10,000 performance based shares for 2006 not earned. See Note 7. The company granted stock awards of 1,000 shares each to each of its independent directors with the shares vesting in 250 share increments for each director at the end of each quarter of 2006. On June 27, 2006, the company granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006. One of the June, 2006 stock awards for 30,000 shares, which contained performance criteria, was cancelled in November, 2006 upon resignation of the officer. 8,500 of the June, 2006 stock awards vested during 2006. In November, 2006, the company entered a six-month contract through May 7, 2007 with an individual to serve as Interim Chief Operating Officer for which the compensation is 10,000 shares of common stock to be earned over the six month period.

As a result of board of director approval of accelerated vesting of remaining unvested options, all outstanding options at December 31, 2005 were vested.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 7—COMMITMENTS

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

The company and Mr. Everett finalized a new five-year employment agreement, effective January 3, 2006, with an initial annual salary of $275,000 and minimum increases of $10,000 per year thereafter. The agreement contains provisions for receipt of up to 40,000 shares of the company’s common stock of which 10,000 shares was granted upon shareholder approval in June, 2006 of an amendment to the company’s 1999 Stock Incentive Plan to provide for stock awards. Issuance of the remaining 30,000 shares is based upon agreed upon performance criteria with the potential for 10,000 shares to be earned annually for 2006 - 2008. No performance shares were earned during 2006. The agreement provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a non-competition agreement with the company during the term of the agreement and for one year after termination. See Note 6.

A non-affiliated owner of a Georgia facility that is managed by the company held a put option to sell to a subsidiary of the company all the assets of that dialysis facility. The company’s subsidiary held a call option to purchase the assets of the Georgia facility. Each of the put and call options were exercisable through September, 2005. In August, 2005, our subsidiary notified the owner of the Georgia facility of its intent to exercise the call option. The parties agreed to extend the call option through December 31, 2006 with the option further extended until January 14, 2007. The call option was exercised on January 11, 2007 with the terms of the acquisition of the Georgia facility’s assets being negotiated. The put option expired unexercised and was not extended. The company will have an 80% interest in the facility to be operated through its subsidiary with the present owner to have a 20% interest. The company has determined that there will be no impairment of the goodwill that will result from this transaction.

NOTE 8—ACQUISITIONS

The company has made various acquisitions commencing in 2001. These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on the company’s analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market. Management reviews the purchase price and any resulting goodwill based on established current per patient valuations for dialysis centers. Also considered are the synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on the overall valuation of the company. These transactions resulted in an aggregate of approximately $8,373,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period with the exception of the goodwill on the acquisition of the stock of a Pennsylvania dialysis company in August, 2004 as described below. Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

In August, 2004, the company acquired a Pennsylvania dialysis company resulting in $1,358,000 of goodwill, the excess of the net purchase price over the estimated fair value of net assets acquired that is being amortized over the life of the agreement. The goodwill is not amortizable for tax purposes, since the transaction was a stock acquisition.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 8—ACQUISITIONS—Continued

During the first quarter of 2006, the company acquired a Virginia dialysis center and a Maryland company with two dialysis centers. These transactions resulted in approximately $326,000 of goodwill amortizable over 15 years for tax purposes.

In December, 2006, the company acquired the remaining 60% interest in its 40% owned Toledo, Ohio dialysis facility pursuant to a put option valued at $3,200,000 resulting in goodwill of approximately $2,707,000 amortizable over 15 years for tax purposes. See Note 11.

During the first quarter of 2007, the company acquired an Ohio dialysis center and a Pennsylvania dialysis center. These transactions resulted in approximately $1,692,000 of goodwill amortizable over 15 years for tax purposes.

NOTE 9—SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 to 7:

	Three Months Ended March 31,
	2007	2006
Interest paid (see Note 3)	$178,000	$39,000
Income taxes paid (see Note 4)	870,000	85,000
Share payment (87,500 options exercised; 27,205 shares paid)
for stock option exercises (see Note 6)	—	352,000

NOTE 10—STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the three months ended March 31, 2007 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2006	$95,643	$15,729,206	$13,236,640	$29,061,489
Stock compensation, issued (9,250 shares)	92	103,476	—	103,568
Net income	—	—	383,220	383,220
Balance March 31, 2007	$95,735	$15,832,682	$13,619,860	$29,548,277

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
NOTE 11—PRO FORMA FINANCIAL INFORMATION FORMER AFFILIATE

The following amounts (in thousands) represent certain pro forma consolidated operating data reflecting consolidation of the company’s Toledo, Ohio subsidiary as if this subsidiary had been 100% owned and consolidated effective January 1, 2006. This subsidiary was consolidated as a 40% owned subsidiary for financial reporting purposes effective August 1, 2006, due to the company taking control of the facility, which was previously accounted for by the equity method and not consolidated, and was consolidated as a 100% owned subsidiary upon payment for the put option exercised on the 60% interest owned by the former medical director in December, 2006. See Note 1 and Note 8:

Three Months Ended March 31, 2006
Operating revenues	$13,804
Net income	$604

Earnings per share:
Basic	$.06
Diluted	$.06

NOTE 12—ACQUISITION OF FORMER PARENT COMPANY

On September 21, 2005, the company’s former parent, Medicore, Inc., which owned approximately 56% of the company, merged into the company. In conjunction with the merger, a payment of $1,960,000 due pursuant to the employment agreement buyout of the CEO of the former parent, who is Chairman of the Board of the company, was deferred and reflected as a current liability on the company’s consolidated balance sheet at December 31, 2005. Payment of this liability was made in January, 2006. The merger simplified the corporate structure and enabled the ownership of the control interest in the company to be in the hands of the public shareholders. The merger provided the company with additional capital resources to continue to build its dialysis business. See Notes 1 and 4.

NOTE 13—TRANSACTIONS WITH VIRAGEN, INC.

The company’s former parent, Medicore, Inc., had a royalty agreement with Viragen, Inc., a former subsidiary of Medicore pursuant to which it was to receive a royalty on Viragen’s gross sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. A payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the existing royalty agreement. Pursuant to the company’s merger with its former parent, royalties are now payable to the company. See Notes 1, 4 and 12.

NOTE 14—SUBSEQUENT EVENTS

In April, 2007, a company owned by the medical director of the company’s Toledo, Ohio subsidiary acquired a 30% interest in the subsidiary for $750,000 through that subsidiary issuing an additional interest. The purchaser remitted a $750,000 deposit toward the transaction in March, 2007, which is reflected as a current liability as of March 31, 2007 pending closing of the transaction in April, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2007, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2006. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Our discussion of MD&A should be read in conjunction with our consolidated financial statements (unaudited), including the notes, included elsewhere in this report on Form 10-Q.

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 34 outpatient dialysis centers, including two centers acquired in the first quarter of 2007, and one unaffiliated dialysis center which it manages and is acquiring (see Note 7 to “Notes to Consolidated Financial Statements”), to patients with chronic kidney failure. We provide dialysis treatments to dialysis patients of ten hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We also provide homecare services, including home peritoneal dialysis and home hemodialysis.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. Approximately 94% of our patients had a Kt/V level greater than 1.2, for the first quarter ended March 31, 2007, compared to approximately 95% for the same period in 2006.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11. Approximately 84% of our patients had a hemoglobin level greater than 11 for the first quarter ended March 31, 2007, compared to approximately 82% for the same period in 2006.

Vascular access is the “lifeline” for hemodialysis patients. The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis. Approximately 51% of DCA patients were dialyzed with a fistula during the first quarter ended March 31, 2007, compared to approximately 46% for the same period last year.

Patient Treatments

The following table shows the number of in-center, home and acute inpatient treatments performed by us through the dialysis centers we operate, including one center we manage, and an Ohio center in which we had a 40% ownership interest, that we consolidated effective August 1, 2006, in which center we acquired the other 60% interest in December, 2006, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended March 31,
	2007		2006
In center	53,980		43,518
Home	3,868		3,746
Acute	1,689		1,561
	59,537	(1)	48,825	(1)

(1)
Treatments by the managed Georgia center include: in-center treatments of 2,560 and 2,255, respectively, for the three months ended March 31, 2007 and March 31, 2006; home treatments of 130 and 25, respectively, for the three months ended March 31, 2007 and March 31, 2006; with no acute treatments for the three months ended March 31, 2007 and March 31, 2006. Treatments by the Ohio center for the three months ended March 31, 2006, which was prior to its consolidation on August 1, 2006, include: 1,604 in-center treatments, 71 home treatments and 98 acute treatments.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately a 12% increase in dialysis treatments for the first quarter of 2007 at centers that were operable during the entire first quarter of the preceding year compared to a 10% increase for the first quarter of 2006.

New Business Development

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies, with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. The company is currently constructing one new Ohio dialysis center and is completing the construction of a new dialysis center in South Carolina. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the quarter ended March 31, 2007, we incurred an aggregate of approximately $206,000 in pre-tax losses for start-up centers compared to $468,000 for the same period of the preceding year.

EPO Utilization

We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients. EPO is currently available from only one manufacturer, and no alternative drug has been available to us for the treatment of anemia in our dialysis patients. If our available supply of EPO were reduced, either by the manufacturer or due to excessive demand, our revenues and net income would be adversely affected. The manufacturer of EPO, which increased the price of EPO by approximately 2% in January, 2007, could implement additional price increases which would adversely affect our net income considering the large portion of our overall supply costs represented by EPO. This manufacturer developed another anemia drug which is effective for a longer period of time, but currently that product has not impacted our revenues and profit from the treatment of anemia in our patients.

Chronic kidney disease patients must either obtain a kidney transplant or obtain regular dialysis treatments for the rest of their lives. Due to a lack of suitable donors and the possibility of transplanted organ rejection, the most prevalent form of treatment for chronic kidney disease patients is hemodialysis through a kidney dialysis machine. Hemodialysis patients usually receive three treatments each week with each treatment lasting between three and five hours on an outpatient basis. Although not as common as hemodialysis in an outpatient facility, home peritoneal dialysis is an available treatment option, representing the third most common type of chronic kidney disease treatment after outpatient hemodialysis and kidney transplantation.

Reimbursement

Approximately 62% of our medical services revenues are derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services. The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

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

Results of Operations

The following table shows our results of operations (in thousands):
	Three Months Ended March 31,
	2007	2006
Medical services revenue	$16,597	$12,872
Product sales	231	239
Total sales	16,828	13,111
Other income	63	106
Total operating revenues	16,891	13,217

Cost of medical services	10,403	7,838
Cost of product sales	143	144
Total cost of sales	10,546	7,982
Corporate selling, general and administrative expenses	1,649	1,402
Facility selling, general and administrative expenses	2,730	2,041
Total selling, general and administrative expense	4,379	3,443
Stock compensation expense	114	135
Depreciation and amortization	636	545
Provision for doubtful accounts	356	155
Total operating costs and expenses	16,031	12,260

Operating income	860	957

Other (expense) income, net	(9)	67

Income before income taxes, minority interest
and equity in affiliate earnings	851	1,024

Income tax provision	346	417

Income before minority interest and equity in affiliate earnings	505	607

Minority interest in income of consolidated subsidiaries	(122)	(180)

Equity in affiliate earnings	—	92

Net income	$383	$519

Medical services revenue increased approximately $3,725,000 (29%) for the three months ended March 31, 2007, compared to the same period of the preceding year. Medical services revenue for the three months ended March 31, 2007 includes approximately $37,000 of amounts previously included in excess insurance liability that was determined to be earned revenues compared to approximately $200,000 during the same period of the preceding year. Comprehensive analysis and resolution efforts throughout 2006 resulted in higher resolved excess insurance liability amounts recorded as earned revenue throughout 2006, than is expected to be the case on a going forward basis as reflected in first quarter 2007 versus first quarter 2006 results. See Note 1 to “Notes to Consolidated Financial Statements.” Dialysis treatments performed increased from 48,825 during the first quarter of 2006 to 59,537 during the first quarter of 2007, a 22% increase which includes treatments at managed facilities, including an Ohio center for which we acquired the 60% interest not already owned by the company in December, 2006, and a Georgia center in which we are in the process of acquiring an 80% interest. See Notes 7, 8 and 11 to “Notes to Consolidated Financial Statements”. The increase in treatments includes treatments at three centers we acquired during the first quarter of 2006 that were in operation throughout the first quarter of 2007, three new centers we opened during 2006, two centers acquired in the first quarter of 2007, and treatments at the Ohio center not consolidated during the first quarter of 2006. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

In addition to the decrease in excess insurance liability amounts recorded in revenues as noted above, as well as decreases in revenues related to settlement of prior period billings in the first quarter of 2007 compared to the preceding year, operating results for the first quarter of 2007 were negatively impacted by various other factors as further described below. These items include the effect of increased supply cost as a percentage of sales revenues, an increase in the provision for bad debts, and an increase in interest expense. In addition, there was an increase in repair and maintenance costs related to increased preventative maintenance, normal ongoing maintenance (the timing of which is not always predictable) and initial maintenance costs incurred at acquired facilities.

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

Operating income decreased approximately $97,000 (10%) for the three months ended March 31, 2007, compared to the preceding year, including pre-tax start-up losses associated with our new centers of $206,000 for the three months ended March 31, 2007 compared to $468,000 for the same period of the preceding year.

Other operating income, representing management fee income pursuant to management services agreements with our Toledo, Ohio facility (until its consolidation effective August 1, 2006) and an unaffiliated Georgia center, decreased approximately $43,000 during the first quarter of 2007 compared to the same period of the preceding year. This decrease largely resulted from the consolidation of our Toledo facility effective August 1, 2006, whereas that facility had previously been accounted for on the equity method with no management fee income elimination in our consolidated financial statements. See Notes 7, 8 and 11 to “Notes to Consolidated Financial Statements.”

Cost of medical services sales as a percentage of sales increased to 63% for the three months ended March 31, 2007, compared to 61% for the same period of the preceding year, largely as a result of an increase in supply costs as a percentage of medical service sales, including increased payroll costs as a percentage of sales revenues due to normal payroll rate increases, as well as salary market increases to maintain competitive salaries in certain markets, and an increase in supply costs as a percentage of sales revenues. In addition to other supply cost increases, the cost of EPO was 2% higher during the first quarter of 2007 than during the first quarter of 2006, which significantly affected our supply cost as a percentage of sales revenues due to the large portion of our overall supply cost which EPO comprises.

Approximately 26% of our medical services revenue for the three months ended March 31, 2007 and the same period of the preceding year derived from the administration of EPO to our dialysis patients. Beginning in 2006, Medicare started reimbursing dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes have had little impact on the company’s average Medicare revenue per treatment.

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005. Operations of the medical products division are included in our operating results subsequent to the merger. These operations represent a minor portion of our operations with operating revenues of $231,000 for the first quarter of 2007 and $239,000 for the same period of the preceding year (1.4% of first quarter 2007 operating revenues and 1.8% of first quarter 2006 operating revenues). Operating income for the medical products division was $16,000 for the first quarter of 2007 and $30,000 for the same period of the preceding year (1.9% of first quarter 2007 operating income and 3.1% of first quarter 2006 operating income).

Cost of sales for our medical products division amounted to 62% of sales for the three months ended March 31, 2007 compared to 60% for the same period of the preceding year. Cost of sales for this division is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $935,000 (27%) for the three months ended March 31, 2007, compared to the same period of the preceding year. This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations. Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue. Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 26% for the three months ended March 31, 2007, and for the same period of the preceding year.

Provision for doubtful accounts increased approximately $201,000 for the three months ended March 31, 2007, compared to the same period of the preceding year, from $155,000 to $356,000. The provision amounted to 2% of medical services revenue for the three months ended March 31, 2007, compared to 1% for the same period of preceding year. Medicare bad debt recoveries of $101,000 were recorded during the three months ended March 31, 2007, compared to approximately $79,000 for the same period of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 3 % of medical services revenue for the three months ended March 31, 2007, compared to 2% for the same period of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days sales outstanding were 96 as of March 31, 2007, compared to 89 as of December 31, 2006. The increase in days sales outstanding during the first quarter was largely the result of Medicare processing delays, which the company has been advised are being resolved. Days sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix. Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

After a patient’s insurer has paid the applicable coverage for the patient, the patient is billed for the applicable co-payment or balance due. If payment is not received from the patient for his applicable portion, collection letters and billings are sent to that patient until such time as the patient’s account is determined to be uncollectible, at which time the account will be charged against the allowance for doubtful accounts. Patient accounts that remain outstanding four months after initial collection efforts are generally considered uncollectible.

Non-operating expense amounted to approximately $9,000 for the three months ended March 31, 2007, compared to non-operating income of approximately $67,000 for the same period of the preceding year largely as a result of an increase in interest expense of $101,000 due to increased average borrowings reflecting funding required for acquisitions over the last several months.

The prime rate was 8.25% at March 31, 2007, and December 31, 2006. See Note 3 to “Notes to Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our Toledo, Ohio subsidiary until its consolidation effective August 1, 2006, prior to which it was accounted for on the equity method. See Notes 1, 8 and 11 to “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Working capital totaled approximately $17,032,000 at March 31, 2007, which reflected a decrease of $66,000 during the three months ended March 31, 2007. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,640,000, which included net cash used in operating activities of $915,000; net cash used in investing activities of $2,709,000 (including additions to property and equipment of $422,000, and payments of $2,160,000 on dialysis center acquisitions); and net cash provided by financing activities of $984,000 (including borrowings of $1,300,000 under our line of credit, debt repayments of $47,000, and distributions to subsidiary minority members of $269,000).

Net cash provided by operating activities consists of net income before non-cash items which for the first quarter of 2007 consisted of depreciation and amortization of $636,000, bad debt expense of $356,000, deferred tax asset utilized of $238,000, income applicable to minority interest of $122,000, and non-cash stock compensation expense of $114,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $2,640,000 decrease in cash, included an increase in accounts receivable of $2,817,000, a decrease in prepaid expenses and other current assets of $1,415,000 a decrease in accrued expenses of $896,000, a deposit liability of $750,000 and a decrease in income taxes payable of $630,000 resulting from first quarter 2007 income tax payments. The decrease in prepaid expenses and other current assets reflects the sale in the first quarter of 2007 of $626,000 of property classified as property to be sold at December 31, 2006 and the collection of $417,000 during the first quarter of 2007 from the minority owner in the company’s 60% owned subsidiary that purchased the York, Pennsylvania facility housing the company’s York, Pennsylvania dialysis center. The decrease in accrued expenses includes a decrease in accrued incentive compensation of approximately $700,000 due to payment of 2006 bonuses during the first quarter of 2007. The deposit liability represents a deposit received of $750,000 during the first quarter of 2007 toward the second quarter 2007 acquisition of a 30% minority interest in DCA of Toledo. The major source of cash from operating activities is medical service revenue. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities. See Notes 1 and 14 to “Notes to Consolidated Financial Statements.”

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan. This loan had a remaining principal balance of $548,000 at March 31, 2007 and $555,000 at December 31, 2006. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia which we refinanced upon maturity in April, 2006 for an additional five years with a new maturity of April, 2011. This loan had an outstanding principal balance of approximately $605,000 at March 31, 2007 and $617,000 at December 31, 2006. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $48,000 at March 31, 2007 and $76,000 at December 31, 2006. There was no additional equipment financing under this agreement during the first quarter of 2007 or the same period of the preceding year. See Note 3 to “Notes to Consolidated Financial Statements.”

We are in the process of developing a new dialysis center in each of  Ohio and South Carolina.

Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $750,000 to $1,500,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association. See Notes 3 and 5 to “Notes to Consolidated Financial Statements.” To assist with our expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with Key Bank National Association in October 2005. We have outstanding borrowings of $8,800,000 under this credit facility as of March 31, 2007. No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

New Accounting Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for us beginning in 2009. The company is evaluating the impact on its financial statements of adopting SFAS 157. See Note 1 to “Notes to Consolidated Financial Statements.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,127,000 at March 31, 2007.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $9,953,000 at March 31, 2007.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $29,000 on our results of operations for the quarter ended March 31, 2007.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)          Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2007, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b)          Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

	32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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
DANIEL R. OUZTS, Vice President, Finance, Chief Financial Officer, Chief Accounting Officer and Treasurer

Dated: May 10, 2007

EXHIBIT INDEX

 Exhibit No.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

	32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*
In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.