Form 10-Q
period 2007-06-30
DIALYSIS CORP OF AMERICA
filed 2007-08-09
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,573,596 shares as of August 9, 2007.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2007 and June 30, 2006, include the accounts of the Registrant and its subsidiaries.

PART II -- OTHER INFORMATION		27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	27

i

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating revenues:
Sales:
Medical services revenue	$18,117,808	$14,066,900	$34,714,715	$26,938,553
Product sales	300,531	214,168	531,591	453,630
Total sales revenues	18,418,339	14,281,068	35,246,306	27,392,183
Other income	66,849	176,999	129,409	282,867
	18,485,188	14,458,067	35,375,715	27,675,050
Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	10,894,244	8,651,984	21,296,708	16,489,941
Cost of product sales	182,244	131,936	325,705	275,611
Total cost of sales revenues	11,076,488	8,783,920	21,622,413	16,765,552
Selling, general and administrative expenses:
Corporate	1,893,397	1,616,541	3,541,920	3,019,128
Facility	2,862,590	2,147,134	5,592,913	4,188,207
Total	4,755,987	3,763,675	9,134,833	7,207,335
Stock compensation expense	87,505	36,386	201,475	170,902
Depreciation and amortization	655,226	540,898	1,290,962	1,086,008
Provision for doubtful accounts	353,083	237,499	709,180	392,913
	16,928,289	13,362,378	32,958,863	25,622,710

Operating income	1,556,899	1,095,689	2,416,852	2,052,340

Other (expense) income, net	(27,981)	66,293	(37,208)	133,274

Income before income taxes, minority interest
and equity in affiliate earnings	1,528,918	1,161,982	2,379,644	2,185,614

Income tax provision	520,649	442,411	866,421	859,385

Income before minority interest
and equity in affiliate earnings	1,008,269	719,571	1,513,223	1,326,229

Minority interest in income
of consolidated subsidiaries	(255,142)	(224,233)	(376,876)	(404,514)

Equity in affiliate earnings	---	100,062	---	192,468

Net income	$753,127	$595,400	$1,136,347	$1,114,183

Earnings per share:
Basic	$.08	$.06	$.12	$.12
Diluted	$.08	$.06	$.12	$.12

Weighted average shares outstanding:
Basic	9,573,244	9,527,692	9,572,178	9,415,582
Diluted	9,611,096	9,561,302	9,611,599	9,546,823

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006(A)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,480,645	$3,491,569
Accounts receivable, less allowance
of $2,788,000 at June 30, 2007;
$2,512,000 at December 31, 2006	21,081,534	16,142,202
Inventories, less allowance for obsolescence
of $78,000 at June 30, 2007 and December 31, 2006	2,061,414	1,985,415
Deferred income tax asset	1,105,000	1,105,000
Prepaid expenses and other current assets	1,319,957	2,731,888
Prepaid and refundable income taxes	321,625	174,174
Total current assets	27,370,175	25,630,248

Property and equipment:
Land	1,333,191	1,338,191
Buildings and improvements	5,705,642	6,128,626
Machinery and equipment	12,820,358	12,056,713
Leasehold improvements	8,553,705	7,921,149
	28,412,896	27,444,679
Less accumulated depreciation and amortization	12,218,814	11,091,432
	16,194,082	16,353,247

Deferred income taxes	---	359,295
Goodwill	8,373,286	6,681,160
Other assets	1,041,427	831,776
Total other assets	9,414,713	7,872,231
	$52,978,970	$49,855,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,025,792	$1,998,125
Accrued expenses	5,123,249	5,744,348
Income taxes payable	67,907	660,092
Current portion of long-term debt	73,000	130,000
Total current liabilities	7,289,948	8,532,565

Deferred income taxes	288,301	---
Long-term debt, less current portion	10,640,783	8,618,325
Total liabilities	18,219,032	17,150,890

Minority interest in subsidiaries	4,744,558	3,643,347

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares:
9,573,596 shares issued and outstanding at June 30, 2007;
9,564,346 shares issued and outstanding at December 31, 2006	95,735	95,643
Additional paid-in capital	15,546,658	15,729,206
Retained earnings	14,372,987	13,236,640
Total stockholders' equity	30,015,380	29,061,489
	$52,978,970	$49,855,726

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission in March, 2007.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$1,136,347	$1,114,183
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,273,977	1,080,115
Amortization	16,985	5,893
Bad debt expense	709,180	392,913
Deferred income tax benefit	---	(7,336)
Deferred tax asset applied	647,596	637,082
Stock and stock option compensation expense	201,475	170,902
Minority interest	376,876	404,514
Equity in affiliate earnings	---	(192,468)
Increase (decrease) relating to operating activities from:
Accounts receivable	(5,523,512)	(2,130,058)
Inventories	(53,213)	(271,400)
Prepaid expenses and other current assets	1,324,731	(1,637,106)
Prepaid and refundable income taxes	(147,451)	60,913
Accounts payable	27,667	1,207,187
Accrued expenses	(614,671)	(702,083)
Income taxes payable	(592,185)	---
Net cash (used in) provided by operating activities	(1,216,198)	133,251

Investing activities:
Additions to property and equipment, net of minor disposals	(902,894)	(2,370,355)
Payments received on physician affiliate loans	17,902	9,404
Distribution from affiliate	---	105,291
Payment of employment contract liability	---	(1,960,000)
Payment disserting merger shareholders	---	(2,100)
Acquisition of dialysis centers	(2,159,821)	(481,006)
Other assets	(159,315)	(19,297)
Net cash used in investing activities	(3,204,128)	(4,718,063)

Financing activities:
Line of credit borrowings	2,050,000	2,500,000
Payments on long-term debt	(84,542)	(211,235)
Exercise of stock options	---	368,174
Minority investment in Toledo subsidiary	750,000	---
Capital contributions by subsidiaries’ minority members	---	767,717
Distribution to subsidiary minority members	(306,056)	(214,242)
Net cash provided by financing activities	2,409,402	3,210,414

Decrease in cash and cash equivalents	(2,010,924)	(1,374,398)

Cash and cash equivalents at beginning of period	3,491,569	2,937,557

Cash and cash equivalents at end of period	$1,480,645	$1,563,159

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. The company owns 34 operating dialysis centers (including two centers acquired in the first quarter of 2007) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. The company also manages an unaffiliated Georgia center (see Note 7), and provides inpatient dialysis treatments to 11 hospitals. Subsequent to the completion of the company’s merger with Medicore, Inc., its former parent, the company also engages in medical product sales. The medical products operations are not a significant component of the company’s operations with operating revenues of $532,000 during the first half of 2007 and $454,000 for the same period of the preceding year (1.5% and 1.6%, respectively of operating revenues) and operating income of $62,000 during the first half of 2007 and $45,000 for the same period of the preceding year (2.6% and 2.2%, respectively of operating income). See Notes 4 and 11.

Medical Services Revenue

Our revenues by payor are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medicare	50%	52%	51%	52%
Medicaid and comparable programs	9	9	9	9
Hospital inpatient dialysis services	4	4	4	4
Commercial insurers and other private payors	37	35	36	35
	100%	100%	100%	100%

Our sources of revenue (in thousands) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Outpatient hemodialysis services	$9,970	55%	$7,676	55%	$18,995	55%	$14,665	54%
Home peritoneal dialysis services	801	4	966	7	1,751	5	1,797	7
Inpatient hemodialysis services	636	4	504	3	1,233	3	978	4
Ancillary services	6,711	37	4,921	35	12,736	37	9,499	35
	$18,118	100%	$14,067	100%	$34,715	100%	$26,939	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

The company’s Toledo, Ohio subsidiary, which was 40% owned until December, 2006, has been consolidated since August, 2006, due to the company taking control of this facility. This subsidiary was previously accounted for using the equity method of accounting. In April, 2007, this subsidiary sold a 30% minority interest for $750,000. See Note 12.

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

Vendor Volume Discounts

The company has contractual arrangements with certain vendors pursuant to which it receives discounts based on volume of purchases. These discounts are recorded in accordance with paragraph 4 of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 53% of receivables at June 30, 2007, and 45% at December 31, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of the company’s medical products division acquired pursuant to the company’s merger with its former parent. See “Consolidation” above in this Note 1 and Notes 4 and 11.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised as follows:

	June 30,	December 31,
	2007	2006
Property to be sold (See Note 5)	$ ---	$625,716
Prepaid expenses	827,162	1,089,186
Other	492,795	1,016,986
	$1,319,957	$2,731,888

Accrued Expenses

Accrued expenses are comprised as follows:

	June 30,	December 31,
	2007	2006
Accrued compensation	$1,232,832	$1,817,953
Excess insurance liability	3,131,451	2,835,216
Other	758,966	1,091,179
	$5,123,249	$5,744,348

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts expected by the company from the insurers. The company communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules. These amounts remain in excess insurance liability until resolution. The company identified approximately $623,000 and $536,000 of the excess insurance liability as of June 30, 2007 and December 31, 2006, respectively, as relating to duplicate payments and other amounts that will be refunded. Approximately $179,000 and $216,000 during the three months and six months ended June 30, 2007, and $134,000 and $334,000 for the same periods of the preceding year determined to be nonrefundable that had been included in excess insurance liability were recorded in medical services revenues.

Vendor Concentration

There is only one supplier of erythropoietin (EPO) in the United States. This supplier markets a similar product, which is indicated to be effective for a longer period than EPO. The use of this drug has not impacted our revenues from our current treatment of anemia. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $5,408,000 and $9,784,000 for the three months and six months ended June 30, 2007, and $3,754,000 and $7,117,000 for the same periods of the preceding year, comprised 30% and 28%, and 27% and 26% of medical services revenues for these periods, respectively.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $226,000 at June 30, 2007 and $135,000 at December 31, 2006 are included in other assets. Amortization expense was $9,278 and $16,985 for the three months and six months ended June 30, 2007 and $2,947 and $5,893 for the same periods of the preceding year.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Stock-Based Compensation

The company measures compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period. Stock compensation expense relating to employee stock awards, including performance-based awards, was approximately $70,000 and $184,000 during the three months and six months ended June 30, 2007, and $36,000 and $181,000 during the same period of the preceding year, with related income tax benefits of approximately $24,000 and $63,000 for the three months and six months ended June 30, 2007, and $12,000 and $58,000 for the same period of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Stock option expense related to the April, 2007 incentive stock option with a total grant date value of $329,000 is being expensed over the four-year vesting period and amounted to approximately $17,000 for the three months and six months ended June 30, 2007, with no such expense for the same periods of the preceding year. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of the company’s common stock of .666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years. Since this is an incentive stock option, the related expense is not deductible for tax purposes. See Note 6.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$753,127	$595,400	$1,136,347	$1,114,183

Weighted average shares outstanding	9,573,244	9,527,692	9,572,178	9,415,582

Weighted average shares outstanding	9,573,244	9,527,692	9,572,178	9,415,582
Shares issuable for stock awards and director fees	25,852	2,245	26,918	410
Weighted average shares diluted computation	9,599,096	9,529,937	9,599,096	9,415,992
Effect of diluted stock options	12,000	31,365	12,503	180,831
Weighted average shares, as adjusted diluted computation	9,611,096	9,561,302	9,611,599	9,546,823

Earnings per share:
Basic	$.08	$.06	$.12	$.12
Diluted	$.08	$.06	$.12	$.12

The company had various potentially dilutive outstanding stock options during the periods presented. See Note 6.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income (Expense)

Operating:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Management fee income	$66,849	$176,999	$129,409	$282,867

Non-operating:

Other non-operating (expense) income is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental income	$95,543	$91,056	$190,254	$182,114
Interest income	40,973	46,126	87,448	91,721
Interest expense	(201,890)	(77,601)	(382,288)	(156,986)
Other	37,393	6,712	67,378	16,425
Other (expense) income, net	$(27,981)	$66,293	$(37,208)	$133,274

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 2007 and June 30, 2006 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2006.

NOTE 3--LONG-TERM DEBT

The company, through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement, obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, 1% over prime until May, 2006, and prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland. The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement. Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, monthly payments thereafter of $2,217 plus interest until May, 2006, when the loan was modified, and $2,402 plus interest thereafter until maturity on May 2, 2026. This loan had an outstanding principal balance of approximately $541,000 at June 30, 2007 and $555,000 at December 31, 2006.

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, prime plus ½% with a minimum of 6.0% effective December 16, 2002 thereafter until April, 2006, when the mortgage was refinanced, with a rate thereafter of prime with a rate floor of 5.75% and a rate ceiling of 8.00%. Payments are $6,000 including principal and interest commencing May, 2006, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011. The remaining principal balance under this mortgage amounted to approximately $604,000 at June 30, 2007 and $617,000 at December 31, 2006.

The equipment financing agreement represents financing for kidney dialysis machines for the company’s dialysis facilities. There was no financing under this agreement during the first half of 2007 or the first half of 2006. Payments under the agreement are pursuant to various schedules extending through August, 2007. Financing under the equipment purchase agreement is a noncash financing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” The remaining principal balance under this financing amounted to approximately $19,000 at June 30, 2007 and $76,000 at December 31, 2006.

The prime rate was 8.25% as of June 30, 2007 and December 31, 2006. For interest payments, see Note 9.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at June 30, 2007 and December 31, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008. There was no financing under this agreement in 2005. Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit is secured by the company’s pledge of its ownership in its subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan. The company has the right to convert the base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. The company was in compliance with the requirements of this credit facility at June 30, 2007 and December 31, 2006.

The company has $9,550,000 in outstanding borrowings under its line of credit at June 30, 2007, including four LIBOR loans totaling $7,300,000, and a $2,250,000 base rate loan. The interest rate on the LIBOR loans is 6.875% and includes the LIBOR rate plus an applicable margin of 1.50%. The base rate loan has an interest rate of 8.25% as of June 30, 2007. The LIBOR loans are all three month loans including a $1,500,000 loan maturing July 3, 2007, a $1,300,000 loan maturing August 22, 2007, a $3,500,000 loan maturing September 5, 2007, and a $1,000,000 loan maturing September 8, 2007.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at June 30, 2007 or December 31, 2006, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,300,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities. The company has applied approximately $260,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company. The company has also applied approximately $3,070,000 of the deferred tax asset toward its 2005, 2006 and 2007 tax liabilities. See Notes 1 and 11.

For income tax payments, see Note 9.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

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
June 30, 2007
(Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK AWARDS

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

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009. 3,750 options were exercised in July, 2005 with the company receiving a cash payment of $15,075 and an additional 13,750 options were exercised in December, 2005 with the company receiving $55,275 cash payments. 25,000 options were exercised in March, 2006 with the company receiving a $100,500 cash payment for the exercise price. An additional 87,500 options were exercised in March, 2006 with an exercise price of $351,750 that was satisfied through payment of 27,205 shares of company stock. The non-cash exercises represent a non-cash investing activity, which is a supplemental disclosure required by Financial Accounting Standards Board Statement No. 95, “Statement of Cash Flows.” See Note 9. 7,500 options were exercised in May and June, 2006 and 3,750 options were exercised in August, 2006 with the company receiving a total of $45,225 cash payments, leaving 18,750 options outstanding.

As a result of board of director approval of accelerated vesting of remaining unvested options, all outstanding options at December 31, 2005 were vested.

In April, 2007, the board of directors granted a five-year option to an officer for 50,000 shares exercisable at $12.18 through April 15, 2012. The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008.

On June 8, 2006, the company’s shareholders approved an amendment to the company’s stock option plan, now entitled the 1999 Stock Incentive Plan, to allow for the grant of stock awards in addition to options. The employment agreement of Stephen W. Everett, President, CEO and a director of the company, contains provisions for the receipt of up to 40,000 shares of the company’s company stock, pursuant to which 10,000 shares were issued during 2006, with an additional up to 10,000 performance based shares for 2006 not earned. See Note 7. The company granted stock awards of 1,000 shares each to each of its independent directors with the shares vesting in 250 share increments for each director at the end of each quarter of 2006. The 750 director shares which vested in the fourth quarter of 2006, were issued during the first quarter of 2007. See Note 10. On June 27, 2006, the company granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006. One of the June, 2006 stock awards for 30,000 shares,

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK AWARDS--(Continued)

which contained performance criteria, was cancelled in November, 2006 upon resignation of the officer. 8,500 of the June, 2006 stock awards vested during 2006 for which the related shares were issued during the first quarter of 2007. See Note 10. In November, 2006, the company entered a six-month contract through May 7, 2007 with an individual to serve as Interim Chief Operating Officer for which the compensation was 10,000 shares of common stock to be earned over the six month period.

NOTE 7--COMMITMENTS

Effective January 1, 1997, the company established a 401(k) savings plan (salary deferral plan) with an eligibility requirement of one year of service and 21 year old age requirement. The company established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed. As an incentive to save for retirement, the company will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching. To date, employer matching expense has been minimal.

The company and Mr. Everett finalized a new five-year employment agreement, effective January 3, 2006, with an initial annual salary of $275,000 and minimum increases of $10,000 per year thereafter. The agreement contains provisions for receipt of up to 40,000 shares of the company’s common stock of which 10,000 shares were granted upon shareholder approval in June, 2006 of an amendment to the company’s 1999 Stock Incentive Plan to provide for stock awards. Issuance of the remaining 30,000 shares is based upon agreed upon performance criteria with the potential for 10,000 shares to be earned annually for 2006 - 2008. No performance shares were earned during 2006. The agreement provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a non-competition agreement with the company during the term of the agreement and for one year after termination. See Note 6.

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

NOTE 8--ACQUISITIONS

The company has made various acquisitions commencing in 2001. These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on the company’s analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market. Management reviews the purchase price and any resulting goodwill based on established current per patient valuations for dialysis centers. Also considered are the synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on the overall valuation of the company. These transactions resulted in an aggregate of approximately $8,373,000 of goodwill, representing the excess of the purchase price over the fair value of the net

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE 8--ACQUISITIONS--(Continued)

assets acquired. The goodwill is being amortized for tax purposes over a 15-year period with the exception of the goodwill on the acquisition of the stock of a Pennsylvania dialysis company in August, 2004 as described below. Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

In August, 2004, the company acquired a Pennsylvania dialysis company resulting in $1,358,000 of goodwill, the excess of the net purchase price over the estimated fair value of net assets acquired. The goodwill is not amortizable for tax purposes, since the transaction was a stock acquisition.

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

NOTE 9--SUPPLEMENTAL CASH FLOW INFORMATION

The following amounts represent (rounded to the nearest thousand) non-cash financing and investing activities and other cash flow information in addition to information disclosed in Notes 3 to 7:

	Six Months Ended
	June 30,
	2007	2006
Interest paid (see Note 3)	$378,000	$153,000
Income taxes paid (see Note 4)	947,000	199,000
Share payment (87,500 options exercised; 27,205 shares paid)
for stock option exercises (see Note 6)	---	352,000

NOTE 10--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the six months ended June 30, 2007 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2006	$95,643	$15,729,206	$13,236,640	$29,061,489
Stock compensation, issued (9,250 shares)	92	103,476	---	103,568
Stock option compensation vesting	---	17,135	---	17,135
Sale of minority interest by subsidiary	---	(303,159)	---	(303,159)
Net income	---	---	1,136,347	1,136,347
Balance June 30, 2007	$95,735	$15,546,658	$14,372,987	$30,015,380

See Notes 1, 6 and 12.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 11--ACQUISITION OF FORMER PARENT COMPANY

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

NOTE 12--OTHER TRANSACTIONS

The company’s former parent, Medicore, Inc., had a royalty agreement with Viragen, Inc., a former subsidiary of Medicore pursuant to which it was to receive a royalty on Viragen's gross sales of interferon and related products. The agreement provides for aggregate royalty payments of $2.4 million to be paid based on the following percentages of Viragen sales: 5% of the first $7 million, 4% of the next $10 million, and 3% of the next $55 million. The effective date of the agreement was November 15, 1994, with royalty payments due quarterly, commencing March 31, 1995. A payment of approximately $108,000, earned under a previous royalty agreement, is due as the final payment under the existing royalty agreement. Pursuant to the company’s merger with its former parent, royalties are now payable to the company. See Notes 1, 4 and 11.

The company's Toledo, Ohio subsidiary sold a 30% minority interest to the medical directors of the facility for total consideration of $750,000 and non-compete agreements. This transaction resulted in a charge against capital of approximately $303,000 due to a decrease in the company’s equity position in this subsidiary. See Notes 1 and 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2007, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2006. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 34 outpatient dialysis centers, including two centers acquired in the first quarter of 2007, and one unaffiliated dialysis center which it manages and is acquiring (see Note 7 to “Notes to Consolidated Financial Statements”), to patients with chronic kidney failure. We provide dialysis treatments to dialysis patients of 11 hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We also provide homecare services, including home peritoneal dialysis and home hemodialysis.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. Approximately 95% of our patients had a Kt/V level greater than 1.2, for the six months ended June 30, 2007, compared to approximately 96% for the same period in 2006.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11. Approximately 82% of our patients had a hemoglobin level greater than 11 for the six months ended June 30, 2007, compared to approximately 81% for the same period in 2006.

Vascular access is the “lifeline” for hemodialysis patients. The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis. Approximately 50% of DCA patients were dialyzed with a fistula during the six months ended June 30, 2007, compared to approximately 46% for the same period last year.

Patient Treatments

The following table shows the number of in-center, home and acute inpatient treatments performed by us through the dialysis centers we operate, including one center we manage, and an Ohio center in which we had a 40% ownership interest, that we consolidated effective August 1, 2006, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
In center	57,149	48,131	111,129	91,649
Home peritoneal	4,161	3,991	8,029	7,737
Acute	1,696	1,635	3,385	3,196
	63,006	53,757	122,543	102,582

_______________
(1)    Treatments by the managed Georgia center include: in-center treatments of 2,621 and 5,181, respectively, for the three months and six months ended June 30, 2007, and 2,762 and 4,517 for the same periods of the preceding year; home treatments of 150 and 280, respectively, for the three months and six months ended June 30, 2007, and 26 and 51 for the same period of the preceding year; with no acute treatments for the three months and six months ended June 30, 2007, or the same periods of the preceding year. Treatments by the Ohio center for the three months and six months ended June 30, 2006, which was prior to its consolidation on August 1, 2006, include, respectively: 1,916 and 3,520 in-center treatments, 89 and 160 home treatments, and 106 and 204 acute treatments.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately a 7% increase in dialysis treatments for the first half of 2007 at centers that were operable during the entire first half of the preceding year compared to a 8% increase for the first half of 2006.

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

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the three months and six months ended June 30, 2007, we incurred approximately $112,000 and $318,000 in pre-tax losses for start-up centers compared to $379,000 and $847,000 for the same periods of the preceding year.

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

Reimbursement

Approximately 60% of our medical services revenues for the first half of 2007 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services. The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

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

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006
Medical service revenue	$18,118	$14,067	$34,715	$26,938
Product sales	300	214	532	454
Total sales revenues	18,418	14,281	35,247	27,392
Other income	67	177	129	283
Total operating revenues	18,485	14,458	35,376	27,675

Cost of medical services	10,894	8,652	21,297	16,490
Cost of product sales	182	132	326	275
Total cost of sales revenues	11,076	8,784	21,623	16,765
Corporate selling, general and administrative	1,893	1,617	3,542	3,019
Facility selling, general and administrative	2,863	2,147	5,593	4,188
Total, selling, general and administrative	4,756	3,764	9,135	7,207
Stock compensation expense	88	36	201	171
Depreciation and amortization	655	541	1,291	1,086
Provision for doubtful accounts	353	237	709	393
Total operating costs and expenses	16,928	13,362	32,959	25,622

Operating income	1,557	1,096	2,417	2,053

Other (expense) income, net	(28)	66	(37)	133

Income before income taxes, minority
interest and equity in affiliate earnings	1,529	1,162	2,380	2,186

Income tax provision	521	443	867	859

Income before minority interest and
equity in affiliate earnings	1,008	719	1,513	1,327

Minority interest in income of
consolidated subsidiaries	(255)	(224)	(377)	(405)

Equity in affiliate earnings	---	100	---	192

Net income	$753	$595	$1,136	$1,114

Medical services revenue increased approximately $4,051,000 (29%) and $7,776,000 (29%) for the three months and six months ended June 30, 2007, compared to the same period of the preceding year. Medical services revenue includes approximately $134,000 and $334,000 for the three months and six months ended June 30, 2007 of amounts previously included in excess insurance liability that was determined to be earned revenues compared to approximately $179,000 and $216,000 for the same periods of the preceding year. Comprehensive analysis and resolution efforts throughout 2006 resulted in higher resolved excess insurance liability amounts recorded as earned revenue throughout 2006, than is expected to generally be the case on a going forward basis. See Note 1 to “Notes to Consolidated Financial Statements.” Dialysis treatments performed increased from 53,757 during the second quarter of 2006 to 63,006 during the second quarter of 2007, a 17% increase, and 102,582 during the first half of

2006 to 122,543 during the first half of 2007, a 19% increase which includes treatments at managed facilities, including an Ohio center that we have consolidated since August, 2006, and a Georgia center in which we are in the process of acquiring an 80% interest. See Notes 1, 7 and 8 to “Notes to Consolidated Financial Statements”. The increase in treatments includes treatments at three centers we acquired during the first quarter of 2006 that were in operation throughout the first half of 2007, three new centers we opened during 2006, two centers acquired in the first quarter of 2007, and treatments at the Ohio center not consolidated during the first half of 2006. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

We record contractual adjustments based on fee schedules for a patient’s insurance plan except in circumstances where the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined. Out-of-network providers generally do not provide fee schedules and coinsurance information and, consequently, represent the largest portion of contractual adjustment changes. Based on historical data we do not anticipate that a change in estimates would have a significant impact on our financial condition, results of operations or cash flows.

Operating income increased approximately $461,000 (42%) for the three months and $365,000 (18%) for the six months ended June 30, 2007, compared to the same periods of the preceding year, including pre-tax start-up losses associated with our new centers of $112,000 and $318,000 for the three months and six months ended June 30, 2007, respectively, compared to $379,000 and $847,000 for the same periods, respectively, of the preceding year.

Other operating income, representing management fee income pursuant to management services agreements with our Toledo, Ohio facility (until its consolidation effective August 1, 2006) and an unaffiliated Georgia center, decreased approximately $110,000 during the second quarter of 2007 and $153,000 during the first half of 2007 compared to the same periods of the preceding year. This decrease largely resulted from the consolidation of our Toledo facility effective August 1, 2006, whereas that facility had previously been accounted for on the equity method with no management fee income elimination in our consolidated financial statements. See Notes 1, 7 and 8 to “Notes to Consolidated Financial Statements.”

Cost of medical services sales as a percentage of sales decreased to 60% for the three months ended June 30, 2007, compared to 62% for the same period of the preceding year, as a result of decreases in supply costs and payroll costs as a percentage of sales revenues. Cost of medical services sales as a percentage of sales amounted to approximately 61% for the six months ended June 30, 2007 and for the same period of the preceding year.

Approximately 30% of our medical services revenue for the three months ended June 30, 2007, and 28% for the six months ended June 30, 2007, resulted from the administration of EPO to our dialysis patients compared to 27% and 26% for the same periods of the preceding year. Beginning in 2006, Medicare started reimbursing dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate. Management believes these changes have had little impact on the company’s average Medicare revenue per treatment.

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005. Operations of the medical products division are included in our operating results subsequent to the merger. These operations represent a minor portion of our operations with operating revenues of $301,000 and $532,000 during the three months and six months ended June 30, 2007, compared to $214,000 and $454,000 for the same periods of the preceding year (1.6% of second quarter 2007 and 1.5% of first half operating revenues compared to 1.5% and 1.6% for the same periods of 2006). Operating income for the medical products division was $46,000 and $62,000 for the three months and six months ended June 30, 2007, and $15,000 and $45,000 for the same periods of the preceding year (2.9% of second quarter 2007 and 2.6% of first half 2007 operating income, and .6% of first quarter 2006 and 2.2% of first half 2006 operating income).

Cost of sales for our medical products division amounted to 62% of sales for the three months and six months ended June 30, 2007 compared to 60% for the same periods of the preceding year. Cost of sales for this division is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $992,000 (26%) for the three months and $1,927,000 (27%) for the six months ended June 30, 2007, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations. Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue. Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 26% for the three months and six months ended June 30, 2007, and for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $116,000 and $316,000 for the three months and six months ended June 30, 2007, compared to the same periods of the preceding year. The provision amounted to 2% of medical services revenue for the three months and six months ended June 30, 2007, compared to 2% and 1% for the same periods of preceding year. Medicare bad debt recoveries of $40,000 and $141,000 were recorded during the three months and six months ended June 30, 2007, compared to approximately $106,000 and $185,000 for the same periods of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 2% of medical services revenue for the three months and six months ended June 30, 2007 and for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days sales outstanding were 99 as of June 30, 2007, compared to 89 as of December 31, 2006. The increase in days sales outstanding during the first half was largely the result of Medicare processing delays, which the company has been advised by its fiscal intermediary are being resolved. Days sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers and by payor mix. Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Non-operating expense amounted to approximately $28,000 and $37,000 for the three months and six months ended June 30, 2007, compared to non-operating income of approximately $66,000 and $133,000 for the same periods of the preceding year which includes an increase in interest expense of $124,000 and $225,000 due to increased average borrowings reflecting funding required for acquisitions.

The prime rate was 8.25% at June 30, 2007, and December 31, 2006. See Note 3 to “Notes to Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results. Equity in affiliate earnings represents our proportionate interest in the earnings of our Toledo, Ohio subsidiary until its consolidation effective August 1, 2006, prior to which it was accounted for on the equity method. See Notes 1 and 8 to “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Working capital totaled approximately $20,080,000 at June 30, 2007, which reflected an increase of $2,983,000 during the six months ended June 30, 2007. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $2,011,000, which included net cash used in operating activities of $1,216,000; net cash used in investing activities of $3,204,000 (including additions to property and equipment of $903,000, and payments of $2,160,000 on dialysis center acquisitions); and net cash provided by financing activities of $2,409,000 (including borrowings of $2,050,000 under our line of credit, debt repayments of $85,000, a minority investment in our Toledo subsidiary of $750,000, and distributions to subsidiary minority members of $306,000). See Notes 1 and 12 to “Notes to Consolidated Financial Statements.”

Net cash provided by operating activities consists of net income before non-cash items which for the first half of 2007 consisted of depreciation and amortization of $1,291,000, bad debt expense of $709,000, deferred tax asset utilized of $648,000, income applicable to minority interest of $376,876, and non-cash stock and stock option compensation expense of $201,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $2,010,000 decrease in cash, included an increase in accounts receivable of $4,939,000, a decrease in prepaid expenses and other current assets of $1,412,000, a decrease in accrued expenses of $621,000, and a decrease in income taxes payable of $592,000 resulting from first half 2007 income tax payments. The decrease in prepaid expenses and other current assets includes the sale of $626,000 of property classified as property to be sold at December 31, 2006, and the collection of $417,000 from the minority owner in the company’s 60% owned subsidiary that purchased the York, Pennsylvania facility housing the company’s York, Pennsylvania dialysis center. The decrease in accrued expenses includes a decrease in accrued incentive compensation of approximately $784,000 primarily due to payment of 2006 bonuses. The major source of cash from operating activities is medical service revenue. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities. See Note 1.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan. This loan had a remaining principal balance of $541,000 at June 30, 2007 and $555,000 at December 31, 2006. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia which we refinanced upon maturity in April, 2006 for an additional five years with a new maturity of April, 2011. This loan had an outstanding principal balance of approximately $604,000 at June 30, 2007 and $617,000 at December 31, 2006. See Note 3 to “Notes to Consolidated Financial Statements.”

We have an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $19,000 at June 30, 2007 and $76,000 at December 31, 2006. There was no additional equipment financing under this agreement during the first half of 2007 or the same period of the preceding year. See Note 3 to “Notes to Consolidated Financial Statements.”

We are in the process of developing a new dialysis center in each of Ohio and South Carolina.

Capital is needed primarily for the development of dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $750,000 to $1,500,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions. Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income. We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association. See Notes 3 and 5 to “Notes to Consolidated Financial Statements.” To assist with our expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with KeyBank National Association in October, 2005. We have outstanding borrowings of $9,550,000 under this credit facility as of June 30, 2007. No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, a valuation allowance for our deferred tax assets, and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from the amounts estimated and recorded in our financial statements.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $1,182,000 at June 30, 2007.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $9,944,000 at June 30, 2007.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $30,000 on our results of operations for the six months ended June 30, 2007.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)    Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2007, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b)    Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On June 7, 2007, the company held its annual meeting of shareholders to vote on two matters: (i) the election of five directors; and (ii) to ratify the appointment of Moore Stephens, P.C., as independent auditors of the company for the 2007 fiscal year. All directors, each of whom served as directors of the company over the past years, were elected, and the appointment of the independent auditors was ratified. The voting tabulations were as follows:

Election of Directors:

	For	Withheld		Total
Thomas K. Langbein	8,301,401	441,089	=	8,742,490
Stephen W. Everett	8,550,913	191,577	=	8,742,490
Robert W. Trause	8,249,450	493,040	=	8,742,490
Alexander Bienenstock	8,487,319	255,171	=	8,742,490
Peter D. Fischbein	8,495,175	247,315	=	8,742,490

Ratification of appointment of Moore Stephens, P.C. as the company’s independent auditors for fiscal 2007:

For	Against	Abstain
8,663,711	70,781	7,998

Item 6.  Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

	32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
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
DANIEL R. OUZTS, Vice President, Chief Financial
Officer, Chief Accounting Officer and Treasurer

Dated: August 9, 2007

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