Form 10-Q
period 2007-09-30
DIALYSIS CORP OF AMERICA
filed 2007-11-09
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10--Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,573,596 shares as of November 9, 2007.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I  --  FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months and nine months ended September 30, 2007 and September 30, 2006, include the accounts of the Registrant and its subsidiaries.

i

PART I  --  FINANCIAL INFORMATION

Item 1.    Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Operating revenues:
Sales:
Medical services revenue	$18,819,993	$16,280,763	$53,534,708	$43,219,316
Product sales	272,029	223,651	803,620	677,281
Total sales revenues	19,092,022	16,504,414	54,338,328	43,896,597
Other income	80,910	82,010	210,319	364,877
	19,172,932	16,586,424	54,548,647	44,261,474
Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	11,167,118	9,895,768	32,463,826	26,385,709
Cost of product sales	162,990	144,635	488,695	420,246
Total cost of sales revenues	11,330,108	10,040,403	32,952,521	26,805,955
Selling, general and administrative expenses:
Corporate	2,130,059	1,676,894	5,671,979	4,696,022
Facility	2,715,047	2,329,274	8,307,960	6,517,481
Total	4,845,106	4,006,168	13,979,939	11,213,503
Stock compensation expense	52,509	122,070	253,984	292,972
Depreciation and amortization	672,873	618,169	1,963,835	1,704,177
Provision for doubtful accounts	450,254	345,436	1,159,434	738,349
	17,350,850	15,132,246	50,309,713	40,754,956

Operating income	1,822,082	1,454,178	4,238,934	3,506,518

Other (expense) income, net	(46,770)	255,166	(83,978)	388,440

Income before income taxes, minority and other
equity interests and equity in affiliate earnings	1,775,312	1,709,344	4,154,956	3,894,958

Income tax provision	580,885	504,933	1,447,306	1,364,318

Income before minority and other equity interests
and equity in affiliate earnings	1,194,427	1,204,411	2,707,650	2,530,640

Minority and other equity interests in income
of consolidated subsidiaries	(267,010)	(414,482)	(643,886)	(818,996)

Equity in affiliate earnings	---	24,459	---	216,927

Net income	$927,417	$814,388	$2,063,764	$1,928,571

Earnings per share:
Basic	$.10	$.09	$.22	$.20
Diluted	$.10	$.08	$.21	$.20

Weighted average shares outstanding:
Basic	9,573,596	9,549,079	9,572,656	9,460,570
Diluted	9,604,278	9,599,004	9,609,136	9,565,308

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006(A)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,256,819	$3,491,569
Accounts receivable, less allowance
of $2,380,000 at September 30, 2007;
$2,512,000 at December 31, 2006	18,839,388	15,695,302
Inventories, less allowance for obsolescence
of $78,000 at September 30, 2007 and December 31, 2006	2,109,336	1,985,415
Deferred income tax asset	1,105,000	1,105,000
Prepaid expenses and other current assets	2,982,418	3,178,788
Prepaid and refundable income taxes	174,174	174,174
Total current assets	29,467,135	25,630,248

Property and equipment:
Land	1,333,191	1,338,191
Buildings and improvements	5,705,642	6,128,626
Machinery and equipment	13,086,893	12,056,713
Leasehold improvements	9,116,985	7,921,149
	29,242,711	27,444,679
Less accumulated depreciation and amortization	12,812,781	11,091,432
	16,429,930	16,353,247

Deferred income taxes	---	359,295
Goodwill	8,386,599	6,681,160
Other assets	1,039,787	831,776
Total other assets	9,426,386	7,872,231
	$55,323,451	$49,855,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,979,214	$1,998,125
Accrued expenses	6,126,458	5,744,348
Income taxes payable	140,557	660,092
Current portion of long-term debt	56,000	130,000
Total current liabilities	9,302,229	8,532,565

Deferred income taxes	542,138	---
Long-term debt, less current portion	9,623,126	8,618,325
Total liabilities	19,467,493	17,150,890

Minority interest in subsidiaries	4,892,600	3,643,347

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,573,596 shares issued and outstanding at September 30, 2007; 9,564,346 shares issued and outstanding at December 31, 2006	95,735	95,643
Additional paid-in capital	15,567,219	15,729,206
Retained earnings	15,300,404	13,236,640
Total stockholders' equity	30,963,358	29,061,489
	$55,323,451	$49,855,726

 (A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission in March, 2007.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$2,063,764	$1,928,571
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,963,835	1,704,177
Bad debt expense	1,159,434	738,349
Deferred income tax benefit	(6,519)	(7,336)
Deferred tax asset applied	907,952	916,319
Stock and stock option compensation expense	253,984	292,972
Minority interest	643,886	818,996
Equity in affiliate earnings	---	(216,927)
Increase (decrease) relating to operating activities from:
Accounts receivable	(4,178,520)	(4,717,901)
Inventories	(101,135)	(361,744)
Prepaid expenses and other current assets	109,170	(1,741,859)
Prepaid and refundable income taxes	---	199,561
Accounts payable	981,089	(234,714)
Accrued expenses	356,590	(442,432)
Income taxes payable	(519,535)	---
Net cash provided by (used in) operating activities	3,633,995	(1,123,968)

Investing activities:
Additions to property and equipment, net of minor disposals	(1,802,336)	(3,377,542)
Payments received on physician affiliate loans	28,431	13,261
Distribution from affiliate	---	163,821
Payment of employment contract liability	---	(1,960,000)
Payment dissenting merger shareholders	---	(2,100)
Acquisition of dialysis centers	(2,173,134)	(861,304)
Consolidation of former subsidiary	---	149,225
Other assets	(193,577)	(27,106)
Net cash used in investing activities	(4,140,616)	(5,901,745)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006
Financing activities:
Line of credit borrowings	$1,050,000	$4,000,000
Payments on long-term debt	(119,199)	(300,245)
Exercise of stock options	---	383,249
Minority investment in Toledo subsidiary	750,000	---
Capital contributions by subsidiaries’ minority members	---	821,717
Distribution to subsidiary minority members	(408,930)	(274,252)
Net cash provided by financing activities	1,271,871	4,630,469

Increase (decrease) in cash and cash equivalents	765,250	(2,395,244)

Cash and cash equivalents at beginning of period	3,491,569	2,937,557

Cash and cash equivalents at end of period	$4,256,819	$542,313

Supplemental disclosure of cash flow information:

Interest paid	$554,831	$248,552
Income taxes paid	1,057,409	279,677
Share payment (87,500 stock options exercised; 27,205 shares paid)	---	351,750

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

The company is primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments.  The company owns and operates 34 dialysis centers (including two centers acquired in the first quarter of 2007) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia, including managing an unaffiliated Georgia center (see Note 7), and provides inpatient dialysis treatments to 11 hospitals.  The company also engages in medical product sales.  The medical products operations are not a significant component of the company’s operations with operating revenues of $804,000 during the first nine months of 2007 and $677,000 for the same period of the preceding year (1.5% of operating revenues for each period) and operating income of $104,000 during the first nine months of 2007 and $57,000 for the same period of the preceding year (2.6% and 2.2%, respectively of operating income).  See Notes 4 and 10.

Medical Services Revenue

Our revenues by payor are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Medicare	48%	50%	50%	51%
Medicaid and comparable programs	9	8	9	9
Hospital inpatient dialysis services	4	4	4	4
Commercial insurers and other private payors	39	38	37	36
	100%	100%	100%	100%

Our sources of revenue (in thousands) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Outpatient hemodialysis services	$10,095	54%	$8,746	54%	$29,091	54%	$23,411	54%
Home and peritoneal dialysis services	1,104	6	870	5	2,855	5	2,666	6
Inpatient hemodialysis services	841	4	564	3	2,073	4	1,541	4
Ancillary services	6,780	36	6,101	38	19,516	37	15,601	36
	$18,820	100%	$16,281	100%	$53,535	100%	$43,219	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.”  Intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions.  Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  The company believes that it is in compliance with applicable laws and regulations.  Compliance with such laws and regulations can be subject to government review and interpretation as well as regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients.  Receivables from Medicare and Medicaid comprised 48% of receivables at September 30, 2007, and 45% at December 31, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of the company’s medical products division.  See “Consolidation” above in this Note 1.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised as follows:

	September 30,	December 31,
	2007	2006
Property to be sold (See Note 5)	$ ---	$625,716
Prepaid expenses	1,330,700	1,089,186
Other	1,651,718	1,463,886
	$2,982,418	$3,178,888

Accrued Expenses

Accrued expenses are comprised as follows:

	September 30,	December 31,
	2007	2006
Accrued compensation	$1,038,921	$1,817,953
Excess insurance liability	3,126,279	2,835,216
General insurance premiums payable	497,839	329,419
Self-insured health plan obligations payable	876,580	---
Other	586,839	761,760
	$6,126,458	$5,744,348

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts expected by the company from the insurers.  The company communicates with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by the company based on estimated fee schedules.  These amounts remain in excess insurance liability until resolution.  The company identified approximately $729,000 and $536,000 of the excess insurance liability as of September 30, 2007 and December 31, 2006, respectively, as relating to duplicate payments and other amounts that will be refunded.  Approximately $97,000 and $313,000 during the three months and nine months ended September 30, 2007, and $130,000 and $464,000 for the same periods of the preceding year determined to be nonrefundable that had been included in excess insurance liability were recorded in medical services revenues.

The company has a self-insured health insurance plan that is administered by a third party administrator.  The company is responsible for claims and administrative fees for which the obligation payable at September 30, 2007 was approximately $877,000.  The company has a deposit of approximately $400,000 to assure fulfillment of its obligations under the plan that is refundable upon the company’s satisfaction of its plan obligations with this deposit included in Prepaid expenses and other current assets.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

There is only one supplier of erythropoietin (EPO) in the United States.  This supplier markets a similar product, which is indicated to be effective for a longer period than EPO.  The use of that drug has not impacted our revenues from our current treatment of anemia.  There are no other suppliers of any similar drugs available to dialysis treatment providers.  Revenues from the administration of EPO, which amounted to approximately $4,957,000 and $14,412,000 for the three months and nine months ended September 30, 2007, and $4,521,000 and $11,613,000 for the same periods of the preceding year, comprised 26% and 27%, and 28% and 27% of medical services revenues for these periods, respectively.

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.  Deferred expenses of approximately $217,000 at September 30, 2007 and $135,000 at December 31, 2006 are included in other assets.  Amortization expense was approximately $9,000 and $26,000 for the three months and nine months ended September 30, 2007 and approximately $5,000 and $11,000 for the same periods of the preceding year.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Stock-Based Compensation

The company measures compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period.  Stock compensation expense relating to employee stock awards, including performance-based awards, was approximately $32,000 and $216,000 during the three months and nine months ended September 30, 2007, and $122,000 and $293,000 during the same periods of the preceding year, with related income tax benefits of approximately $11,000 and $74,000 for the three months and nine months ended September 30, 2007, and $42,000 and $100,000 for the same periods of the preceding year.

Stock option expense related to an April, 2007 incentive stock option with a total grant date value of $329,000 is being expensed over the four-year vesting period and amounted to approximately $21,000 for the three months and $38,000 for the nine months ended September 30, 2007, with no such expense for the same periods of the preceding year.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of the company’s common stock of .666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  As this is an incentive stock option, the related expense is not deductible for tax purposes.  See Note 6.

The company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment:” (“FAS 123(R)”) effective January 1, 2006.  Provisions of FAS123(R) require companies to recognize the fair value of stock option grants as a compensation costs in their financial statements.  In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to unvested options to be recognized over the vesting period of the options.  The board of directors approved accelerated vesting of all unvested options as of December 31, 2005, resulting in there being no unvested options as of December 31, 2005.

Earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$927,417	$814,388	$2,063,764	$1,928,571

Weighted average shares outstanding	9,573,596	9,549,079	9,572,656	9,460,570

Weighted average shares outstanding	9,573,596	9,549,079	9,572,656	9,460,570
Shares issuable for stock awards and director fees	19,500	34,750	24,418	12,459
Weighted average shares diluted computation	9,593,096	9,583,829	9,597,074	9,473,029
Effect of dilutive stock options	11,182	15,175	12,062	92,279
Weighted average shares, as adjusted diluted computation	9,604,278	9,599,004	9,609,136	9,565,308

Earnings per share:
Basic	$.10	$.09	$.22	$.20
Diluted	$.10	$.08	$.21	$.20

The company had various potentially dilutive outstanding stock options during the periods presented.  See Note 6.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Other Income (Expense)

Operating:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Management fee income	$80,910	$82,010	$210,319	$364,877

Non-operating:

Other non-operating (expense) income is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental income	$98,260	$92,118	$288,514	$274,232
Interest income	44,766	58,129	132,214	149,850
Interest expense	(199,670)	(113,471)	(581,958)	(270,457)
Other	9,874	3,390	77,252	19,815
Litigation settlement income	---	215,000	---	215,000
Other income, net	$(46,770)	$255,166	$(83,978)	$388,440

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 2007 and September 30, 2006 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the operating results for such periods.  Operating results for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2006.

NOTE 3--LONG-TERM DEBT

The company, through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement, obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, 1% over prime until May, 2006, and prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland.  The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement.  Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, monthly payments thereafter of $2,217 plus interest until May, 2006, when the loan was modified, and $2,402 plus interest thereafter until maturity on May 2, 2026.  This loan had an outstanding principal balance of approximately $534,000 at September 30, 2007 and $555,000 at December 31, 2006 with an interest rate of 7.75% at September 30, 2007 and 8.25% at December 31, 2006.

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, prime plus ½% with a minimum of 6.0% effective December 16, 2002 thereafter until April, 2006, when the mortgage was refinanced, with a rate thereafter of prime with a rate floor of 5.75% and a rate ceiling of 8.00%.  Payments are $6,000 including principal and interest commencing May, 2006, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011.  The remaining principal balance under this mortgage amounted to approximately $596,000 at September 30, 2007 and $617,000 at December 31, 2006 with an interest rate of 7.75% at September 30, 2007 and 8.00% at December 31, 2006.

The equipment financing agreement represents financing for kidney dialysis machines for the company’s dialysis facilities.  There was no financing under this agreement during the first nine months of 2007 or the first nine months of 2006.  Payments under the agreement were pursuant to various schedules extending through August, 2007.  The remaining principal balance under this financing was paid during the third quarter of 2007 and amounted to approximately $76,000 at December 31, 2006.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios.  The company was in compliance with the debt covenants at September 30, 2007 and December 31, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

On October 24, 2005, the company entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008.  There was no financing under this agreement in 2005.  Each of the company’s wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries.  Further, the obligation under the revolving line of credit is secured by the company’s pledge of its ownership in its subsidiaries.  The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes.  Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement.  The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan.  The company has the right to convert the base rate loan to a LIBOR loan, and vice versa.  The agreement contains customary reporting and financial covenant requirements for this type of credit facility.  The company was in compliance with the requirements of this credit facility at September 30, 2007 and December 31, 2006.

The company has $8,550,000 in outstanding borrowings under its line of credit at September 30, 2007, including four LIBOR loans totaling $7,300,000, and a $1,250,000 base rate loan.  The interest rate on the individual LIBOR loans ranges from 6.875% to 7.25% and includes the individual LIBOR rates plus an applicable margin of 1.50%.  The base rate loan has an interest rate of 7.75% as of September 30, 2007.  The LIBOR loans are all three month loans including a $1,500,000 loan maturing October 3, 2007, a $1,300,000 loan maturing November 23, 2007, a $3,500,000 loan maturing December 5, 2007, and a $1,000,000 loan maturing December 10, 2007.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at September 30, 2007 or December 31, 2006, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

As a result of the company’s merger with its former parent, the company acquired a deferred tax asset of approximately $3,300,000, representing tax benefits from the former parent’s net operating loss carryforwards that the company can utilize to satisfy future income tax liabilities.  The company has applied approximately $260,000 of the acquired deferred tax asset to offset a deferred income tax liability of the same amount, which would otherwise represent a future tax liability of the company.  The company has also applied approximately $3,070,000 of the deferred tax asset toward its 2005, 2006 and 2007 tax liabilities.  See Notes 1 and 10.

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

The company has constructed dialysis facilities, which it sold upon completion to entities in which medical directors of the related facilities have an interest.  The company’s subsidiaries that operate those dialysis facilities lease the facilities from the purchasers on terms which are as favorable as could be obtained from unaffiliated parties.  The cost of the land and construction costs for any such facilities are included in Prepaid expenses and other current assets until the sale of the facilities.  See Note 1.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK AWARDS

In September, 2001, the board of directors granted five-year options for an aggregate of 150,000 shares exercisable at $.75 per share through September 5, 2006, to certain officers, directors and key employees.  The remaining 105,000 options were exercised during 2006, 100,000 in March, 2006 and 5,000 options in April, 2006 with the company receiving cash payments totaling $78,750 during 2006 for the exercise price.

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

On June 8, 2006, the company’s shareholders approved an amendment to the company’s stock option plan, now entitled the 1999 Stock Incentive Plan, to allow for the grant of stock awards in addition to options.  The employment agreement of Stephen W. Everett, President, CEO and a director of the company, contains provisions for the receipt of up to 40,000 shares of the company’s company stock, pursuant to which 10,000 shares were issued during 2006, with an additional maximum of 10,000 performance based shares for 2006 not earned.  See Note 7.  The company granted stock awards of 1,000 shares each to each of its independent directors with the shares vesting in 250 share increments for each director at the end of each quarter of 2006.  The 750 director shares which vested in the fourth quarter of 2006, were issued during the first quarter of 2007.  See Note 9.  On June 27, 2006, the company granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 6--STOCK OPTIONS AND STOCK AWARDS--(Continued)

yearly increments over four years commencing December 31, 2006.  One of the June, 2006 stock awards for 30,000 shares, which contained performance criteria, was cancelled in November, 2006 upon resignation of the officer.  8,500 shares of the June, 2006 stock awards vested on December 31, 2006 for which the related shares were issued during the first quarter of 2007.  One of the June, 2006 stock awards for 8,000 shares was cancelled in July, 2007 upon resignation of the employee for which the remaining 6,000 shares will therefore not vest.  See Note 9.  In November, 2006, the company entered a six-month contract through May 7, 2007 with an individual to serve as Interim Chief Operating Officer for which the compensation was 10,000 shares of common stock which were earned over the six month period.

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

The company and Mr. Everett finalized a new five-year employment agreement, effective January 3, 2006, with an initial annual salary of $275,000 and minimum increases of $10,000 per year thereafter.  The agreement contains provisions for receipt of up to 40,000 shares of the company’s common stock of which 10,000 shares were granted upon shareholder approval in June, 2006 of an amendment to the company’s 1999 Stock Incentive Plan to provide for stock awards.  Issuance of the remaining 30,000 shares is based upon agreed upon performance criteria with the potential for 10,000 shares to be earned annually for 2006 - 2008.  No performance shares were earned during 2006 leaving the potential for 10,000 shares to be earned annually for 2007 and 2008. The agreement provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a non-competition agreement with the company during the term of the agreement and for one year after termination.  See Note 6.

A non-affiliated owner of a Georgia facility that is managed by the company held a put option to sell to a subsidiary of the company all the assets of that dialysis facility.  The company’s subsidiary held a call option to purchase the assets of the Georgia facility.  Each of the put and call options were exercisable through September, 2005.  The put option expired.  Our subsidiary exercised the call option.  The terms of the acquisition of the Georgia facility’s assets are being negotiated.

NOTE 8--ACQUISITIONS

The company has made various acquisitions since 2001.  These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on the company’s analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity.  Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market.  Management reviews the purchase price and any resulting goodwill based on valuations for dialysis centers.  Also considered are the synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on the overall valuation of the company.  These transactions resulted in an aggregate of approximately $8,387,000 of goodwill, representing the excess of the purchase price over the fair value of the net

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8--ACQUISITIONS--(Continued)

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

During the first quarter of 2006, the company acquired the assets of a Virginia dialysis center and a Maryland company with two dialysis centers.  These transactions resulted in approximately $326,000 of goodwill amortizable over 15 years for tax purposes.

In December, 2006, the company acquired the remaining 60% interest in its 40% owned Toledo, Ohio dialysis facility pursuant to a put option valued at $3,200,000 resulting in goodwill of approximately $2,707,000 amortizable over 15 years for tax purposes.

During the first quarter of 2007, the company acquired the assets of an Ohio dialysis center and a Pennsylvania dialysis center.  These transactions resulted in approximately $1,705,000 of goodwill amortizable over 15 years for tax purposes.

NOTE 9--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended September 30, 2007 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2006	$95,643	$15,729,206	$13,236,640	$29,061,489
Stock compensation, issued (9,250 shares)	92	103,476	---	103,568
Stock option compensation vesting	---	37,696	---	37,696
Sale of minority interest by subsidiary	---	(303,159)	---	(303,159)
Net income	---	---	2,063,764	2,063,764
Balance September 30, 2007	$95,735	$15,567,219	$15,300,404	$30,963,358

See Notes 1, 6 and 11.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 10--ACQUISITION OF FORMER PARENT COMPANY

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

NOTE 11--OTHER TRANSACTIONS

The company’s former parent, Medicore, Inc., had a royalty agreement with Viragen, Inc., a former subsidiary of Medicore pursuant to which it was to receive a royalty on Viragen's gross sales of interferon and related products.   Due to Viragen’s minimal sales activity, royalty payments to date have not been significant.  As a result of Viragen’s October, 2007 filing of an assignment for the benefit of creditors, a business liquidation mechanism as an alternative to a formal bankruptcy proceeding, the company does not anticipate collecting additional royalties under the royalty agreement.  See Notes 1, 4 and 10.

The company’s Toledo, Ohio subsidiary sold a 30% minority interest to the medical directors of the facility for total consideration of $750,000 and non-compete agreements.  This transaction resulted in a charge against capital of approximately $303,000 due to a decrease in the company’s equity position in this subsidiary.  See Notes 1 and 9.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2007, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A.  Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2006.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.  You should read this quarterly report on Form 10-Q, with the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 34 outpatient dialysis centers, including two centers acquired in the first quarter of 2007, and one unaffiliated dialysis center which it manages and is negotiating to acquire (see Note 7 to “Notes to Consolidated Financial Statements”), to patients with chronic kidney failure.  We provide dialysis treatments to dialysis patients of 11 hospitals and medical centers through acute inpatient dialysis services agreements with those entities.  We also provide homecare services, including home peritoneal dialysis and home hemodialysis.

Quality Clinical Results

Our goal is to provide consistent quality clinical care to our patients from caring and qualified doctors, nurses, patient care technicians, social workers and dieticians.  We have demonstrated an unwavering commitment to quality renal care through our continuous quality improvement initiatives.  We strive to maintain our position as one of the leading quality providers in the dialysis industry and set our goals to exceed the national average standards.

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism.  Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible.  Approximately 95% of our patients had a Kt/V level greater than 1.2 for the nine months ended September 30, 2007, compared to approximately 96% for the same period in 2006.

Anemia is a shortage of oxygen-carrying red blood cells.  Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems.  Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors.  Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  Approximately 82% of our patients had a hemoglobin level greater than 11 for the nine months ended September 30, 2007, compared to approximately 80% for the same period in 2006.

Vascular access is the “lifeline” for hemodialysis patients.  The Center for Medicare and Medicaid Services, CMS, has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis.  Approximately 50% of DCA patients were dialyzed with a fistula during the nine months ended September 30, 2007, compared to approximately 47% for the same period last year.

Patient Treatments

The following table shows the number of in-center, home and acute inpatient treatments performed by us through the dialysis centers we operate, including one Georgia center we manage, and an Ohio center in which we had a 40% ownership interest, that we consolidated effective August 1, 2006, and those hospitals and medical centers for which we provide inpatient acute dialysis services for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
In center	57,841		51,936		168,970		143,585
Home and peritoneal	3,997		4,140		12,026		11,877
Acute	2,281		1,618		5,666		4,814
	64,119	(1)	57,694	(1)	186,662	(1)	160,276	(1)
_______________

(1)
Treatments by the managed Georgia center include: in-center treatments of 2,719 and 7,900, respectively, for the three months and nine months ended September 30, 2007, and 2,373 and 6,890 for the same periods of the preceding year; home peritoneal treatments of 110 and 390, respectively, for the three months and nine months ended September 30, 2007, and 110 and 161 for the same periods of the preceding year; with no acute treatments for the three months and nine months ended September 30, 2007, or the same periods of the preceding year.  The Toledo, Ohio facility was consolidated effective August 1, 2006.  The treatments during the three months and nine months ended September 30, 2006, prior to consolidation, include, respectively: 675 and 4,195 in center treatments, 36 and 196 home peritoneal treatments, and 23 and 227 acute treatments.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities.  We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions.  We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.  We experienced approximately a 6% increase in dialysis treatments for the first nine months of 2007 at centers that were operable during the entire first nine months of the preceding year compared to a 9% increase for the first nine months of 2006.

New Business Development

Dialysis Corporation of America’s future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies, with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers  in areas targeted by us.  Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. The company is currently developing three new dialysis centers, one each in Indiana, Ohio and South Carolina.  There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner.  For the three months and nine months ended September 30, 2007, we incurred approximately $82,000 and $400,000 in pre-tax losses for start-up centers compared to $324,000 and $1,171,000 for the same periods of the preceding year.

EPO Utilization

We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients.  EPO is currently available from only one manufacturer, and no alternative drug has been available to us for the treatment of anemia in our dialysis patients.  If our available supply of EPO were reduced, either by the manufacturer or due to excessive demand, our revenues and net income would be adversely affected.  Our EPO gross margin is impacted by reimbursement changes by CMS and cost changes by the manufacturer, which are outside of our control.  Such changes could adversely affect our net income considering the large portion of our overall supply costs represented by EPO.  This manufacturer developed another anemia drug which is effective for a longer period of time, but currently that product has not impacted our revenues and profit from the treatment of anemia in our patients.

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

Reimbursement

Approximately 59% of our medical services revenues for the first nine months of 2007 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes.  Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.  The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

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

Results of Operations

The following table shows our unaudited results of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2007	2006	2007	2006
Medical service revenue	$18,820	$16,281	$53,535	$43,219
Product sales	272	223	804	677
Total sales revenues	19,092	16,504	54,339	43,896
Other income	81	82	210	365
Total operating revenues	19,173	16,586	54,549	44,261

Cost of medical services	11,167	9,896	32,464	26,386
Cost of product sales	163	145	489	420
Total cost of sales revenues	11,330	10,041	32,953	26,806
Corporate selling, general and administrative	2,130	1,677	5,672	4,696
Facility selling, general and administrative	2,715	2,329	8,308	6,517
Total, selling, general and administrative	4,845	4,006	13,980	11,213
Stock compensation expense	53	122	254	293
Depreciation and amortization	673	618	1,964	1,704
Provision for doubtful accounts	450	345	1,159	738
Total operating costs and expenses	17,351	15,132	50,310	40,754

Operating income	1,822	1,454	4,239	3,507

Other (expense) income, net	(47)	255	(84)	388

Income before income taxes, minority
and other equity interests and equity
in affiliate earnings	1,775	1,709	4,155	3,895

Income tax provision	581	505	1,447	1,364

Income before minority and other equity
interests and equity in affiliate earnings	1,194	1,204	2,708	2,531

Minority and other equity interests in income of
consolidated subsidiaries	(267)	(414)	(644)	(819)

Equity in affiliate earnings	---	24	---	217

Net income	$927	$814	$2,064	$1,929

Medical services revenue increased approximately $2,539,000 (16%) and $10,315,000 (24%) for the three months and nine months ended September 30, 2007, compared to the same periods of the preceding year.  Medical services revenue includes approximately $97,000 and $313,000 for the three months and nine months ended September 30, 2007 of amounts previously included in excess insurance liability that was determined to be earned revenues compared to approximately $130,000 and $464,000 for the same periods of the preceding year.  Comprehensive analysis and resolution efforts throughout 2006 resulted in higher resolved excess insurance liability amounts recorded as earned revenue throughout 2006 than is expected to generally be the case on a going forward basis.  See Note 1 to “Notes to Consolidated Financial Statements.”  Dialysis treatments performed increased from 57,694 during the third quarter of 2006 to 64,119 during the third quarter of 2007, an 11% increase, and from 160,276 during the first nine months of 2006 to 186,662 during the first nine months of 2007, a 17% increase which includes treatments at managed facilities, including an Ohio center that we consolidated in August, 2006, and a Georgia center in which we are in the process of negotiating for the acquisition of an 80% interest. See Notes 1, 7 and 8 to “Notes to Consolidated Financial Statements.”  The increase in treatments includes treatments at three centers we acquired during the first quarter of 2006 that were in operation throughout the first nine months of 2007, three new centers we opened during 2006, two centers acquired in the first quarter of 2007, and treatments at the Ohio center not consolidated during the first seven months of 2006.  Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us.  This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service.  We routinely recognize these revenues as we become aware that these limits have been met.

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

Operating income increased approximately $368,000 (25%) for the three months and $732,000 (21%) for the nine months ended September 30, 2007, compared to the same periods of the preceding year, including pre-tax start-up losses associated with our new centers of $82,000 and $400,000 for the three months and nine months ended September 30, 2007, respectively, compared to $324,000 and $1,171,000 for the same periods, respectively, of the preceding year.

Other operating income, representing management fee income pursuant to management services agreements with our Toledo, Ohio facility (until its consolidation effective August 1, 2006) and an unaffiliated Georgia center, decreased approximately $1,000 during the third quarter of 2007 and $155,000 during the first nine months of 2007 compared to the same periods of the preceding year.  This decrease largely resulted from the consolidation of that Ohio facility effective August 1, 2006, whereas that facility had previously been accounted for on the equity method with no management fee income elimination in our consolidated financial statements.  See Notes 1, 7 and 8 to “Notes to Consolidated Financial Statements.”

Cost of medical services sales as a percentage of sales decreased to 59% for the three months ended September 30, 2007, compared to 61% for the same period of the preceding year, as a result of decreases in supply costs and payroll costs as a percentage of sales revenues.  Cost of medical services sales as a percentage of sales amounted to approximately 61% for the nine months ended September 30, 2007 and for the same period of the preceding year.

Approximately 26% of our medical services revenue for the three months ended September 30, 2007, and 27% for the nine months ended September 30, 2007, resulted from the administration of EPO to our dialysis patients compared to 28% and 27% for the same periods of the preceding year.  Beginning in 2006, Medicare started reimbursing dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complementary increases in the composite rate for Medicare reimbursement.  Management believes these changes have had minimal impact on the company’s average Medicare revenue per treatment.

The medical products division operations  represent a minor portion of our operations with operating revenues of $272,000 and $804,000 during the three months and nine months ended September 30, 2007, compared to $224,000 and $677,000 for the same periods of the preceding year (1.4% of third quarter 2007 and 1.5% of first nine months of 2007 operating revenues compared to 1.3% and 1.5% for the same periods of 2006).  Operating income for the medical products division was $42,000 and $104,000 for the three months and nine months ended September 30, 2007, and $12,000 and $57,000 for the same periods of the preceding year (2.3% of third quarter 2007 and 2.4% of first nine months of 2007 operating income, and .8% of third quarter 2006 and 2.4% of first nine months of 2006 operating income).

Cost of sales for our medical products division amounted to 60% of medical product sales for the three months and 61% for the nine months ended September 30, 2007 compared to 65% and 62% for the same periods of the preceding year.  Cost of sales for this division is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $839,000 (21%) for the three months and $2,766,000 (25%) for the nine months ended September 30, 2007, compared to the same periods of the preceding year.  This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations.  Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue.  Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 25% for the three months and 26% for the nine months ended September 30, 2007, compared to 24% and 26% for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $105,000 and $421,000 for the three months and nine months ended September 30, 2007, compared to the same periods of the preceding year.  The provision amounted to 2% of medical services revenue for the three months and nine months ended September 30, 2007, and for the same periods of preceding year.  Medicare bad debt recoveries of $30,000 and $171,000 were recorded during the three months and nine months ended September 30, 2007, compared to approximately $176,000 and $361,000 for the same periods of the preceding year.  Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 3% of medical services revenue for the three months and 2% for the nine months ended September 30, 2007 and 3% for the same periods of the preceding year.  The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings.  The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix.  Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.  Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

Days sales outstanding were 88 as of September 30, 2007, compared to 89 as of December 31, 2006.  The increase in days sales outstanding during the first half of 2007 that had resulted in days sales outstanding of 99 as of June 30, 2007, resulting from Medicare processing delays, was largely resolved during the third quarter of 2007.  Days sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers and by payor mix.

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

Non-operating expense amounted to approximately $47,000 and $84,000 for the three months and nine months ended September 30, 2007, compared to non-operating income of approximately $255,000 and $388,000 for the same periods of the preceding year and includes an increase in interest expense of $86,000 and $312,000 due to increased average borrowings reflecting funding required for acquisitions and facility development.  In addition, litigation settlement income of $215,000 was recorded in the third quarter of 2006.

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

Liquidity and Capital Resources

Working capital totaled approximately $20,165,000 at September 30, 2007, which reflected an increase of $3,067,000 during the nine months ended September 30, 2007.  Included in the changes in components of working capital was an increase in cash and cash equivalents of $765,000, which included net cash provided by operating activities of $3,634,000; net cash used in investing activities of $4,141,000 (including additions to property and equipment of $1,802,000, and payments of $2,173,000 on dialysis center acquisitions); and net cash provided by financing activities of $1,272,000 (including borrowings of $1,050,000 under our line of credit, debt repayments of $119,000, a minority investment in our Toledo, Ohio subsidiary of $750,000, and distributions to subsidiary minority members of $409,000).  See Notes 1 and 11 to “Notes to Consolidated Financial Statements.”

Net cash provided by operating activities consists of net income before non-cash items which for the first nine months of 2007 consisted of depreciation and amortization of $1,964,000, bad debt expense of $1,159,000, deferred tax asset utilized of $908,000, deferred tax benefits of $7,000, income applicable to minority interest of $644,000, and non-cash stock and stock option compensation expense of $254,000, as adjusted for changes in components of working capital.  Significant changes in components of working capital, in addition to the $765,000 increase in cash, included an increase in net accounts receivable of $3,144,000, an increase in accounts payable of $981,000 an increase in accrued expenses of $382,000, and a decrease in income taxes payable of $520,000, which includes income tax payments during the first nine months of 2007 and utilization of a deferred tax asset from net operating loss carryforwards.  The decrease in prepaid expenses and other current assets includes the sale of $626,000 of property classified as property to be sold at December 31, 2006, and the collection of $417,000 from the minority owner in the company’s 60% owned subsidiary that purchased the York, Pennsylvania facility housing the company’s York, Pennsylvania dialysis center.  The increase in accrued expenses includes a decrease in accrued incentive compensation of approximately $784,000 primarily due to payment of 2006 bonuses that is more than offset by increases in excess insurance liability of approximately $291,000 and accrued amounts payable under the company’s self-insured health plan of approximately $877,000.  The major source of cash from operating activities is medical service revenue.  The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.  See Note 1.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan.  This loan had a remaining principal balance of $534,000 at September 30, 2007 and $555,000 at December 31, 2006.  In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia which we refinanced upon maturity in April, 2006 for an additional five years with a new maturity of April, 2011. This loan had an outstanding principal balance of approximately $596,000 at September 30, 2007 and $617,000 at December 31, 2006.  See Note 3 to “Notes to Consolidated Financial Statements.”

We had an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $76,000 at December 31, 2006 that we paid off during the third quarter of 2007.  There was no financing under this agreement during the first nine months of 2007 or the same period of the preceding year.  See Note 3 to “Notes to Consolidated Financial Statements.”

We are in the process of developing three new dialysis centers, one each in Indiana, Ohio and South Carolina.  The Indiana center will be owned by the medial director of that facility which the company will manage pursuant to a management services agreement.  The physician has a put option and the company has a call option to provide for the company to acquire a controlling interest in the center.  We are also in negotiations to develop an additional Pennsylvania center.

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers.  Such expansion requires capital.  We have been funding our expansion through internally generated cash flow and a $15,000,000 revolving line of credit with KeyBank National Association.  See Notes 3 and 5 to “Notes to Consolidated Financial Statements.”  We have outstanding borrowings of $8,550,000 under this credit facility as of September 30, 2007.  No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

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

Goodwill and Intangible Asset Impairment:  In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  This impairment test requires the determination of the fair value of the intangible asset.  If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $3,941,000 at September 30, 2007.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates.  There is an interest rate risk associated with our variable rate debt obligations, including Libor and base rate borrowings under our line of credit and variable rate mortgage obligations which totaled approximately $9,679,000 at September 30, 2007.

We have exposure to both rising and falling interest rates.  Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $60,000 on our results of operations for the nine months ended September 30, 2007.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.  Controls and Procedures

(a)           Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2007, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b)           Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Dated: November 9, 2007

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