Form 10-K
period 2007-12-31
DIALYSIS CORP OF AMERICA
filed 2008-03-14
CIK 201653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to __________
Commission file number 0-8527

                  DIALYSIS CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

FLORIDA	59-1757642
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1302 CONCOURSE DRIVE, SUITE 204, LINTHICUM, MARYLAND	21090
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (410) 694-0500

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
common stock, $.01 par value	Nasdaq Stock Market, LLC

Securities registered under Section 12(g) of the Exchange Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (Check One)
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2007, the number of shares of the registrant’s common stock outstanding was 9,573,596 shares and the aggregate market value of the common stock held by non-affiliates computed by reference to the closing price of these shares on the Nasdaq Stock Market was approximately $76,278,000.

As of March 11, 2008, the Company had 9,580,096 shares of its common stock outstanding and the aggregate market value of the common stock  outstanding held by non-affiliates based upon the closing price of these shares on the Nasdaq Stock Market was approximately $57,120,000.

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

Portions of Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its 2008 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report.

DIALYSIS CORPORATION OF AMERICA

Index to Annual Report on Form 10-K
Year Ended December 31, 2007

i

ii

Part I

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this annual report on Form 10-K dated March 14, 2008 and the documents incorporated by reference in this annual report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, potential business combinations, and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans” and “believes,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results or transactions to materially differ from those expressed in the statements, including general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors” section beginning on page 22 of this annual report on Form 10-K.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this annual report.  You should read this annual report on Form 10-K, the exhibits attached and the documents incorporated by reference completely and with the understanding that the company’s actual results may be materially different from what we expect.

The forward-looking statements speak only as of the date of this annual report on Form 10-K, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

Item 1.  Business

Historical

Dialysis Corporation of America is a Florida corporation organized in 1976.  The company develops and operates outpatient kidney dialysis centers that provide quality dialysis and ancillary services to patients suffering from chronic kidney failure, generally referred to as end stage renal disease, or ESRD.  The company also provides acute inpatient dialysis treatments in hospitals, homecare services and dialysis center management services.  The company currently owns 35 outpatient dialysis facilities.  See Note 8 and Note 13 to “Notes to Consolidated Financial Statements.”  During 2007, the company acquired two dialysis centers, one in Ohio and one in Pennsylvania.  Effective January 1, 2008 a subsidiary of the company acquired the assets of a Georgia center that we formerly managed with our having an 80% interest in the facility to be operated through our subsidiary and the former owner having a 20% interest.  See Note 14 to “Notes to Consolidated Financial Statements.”  The company is in the process of developing two new centers, one each in Indiana and Pennsylvania.  The Indiana center will be owned by the medical director of that facility which we will manage pursuant to a management services agreement.  We have an option to acquire a controlling interest in that facility in the future.  Subsequent to the completion of our merger with Medicore, Inc., our former parent in September, 2005, we engage in medical product sales.

Our principal executive offices are located at 1302 Concourse Drive, Suite 204, Linthicum, Maryland 21090, and you may contact us as follows:

Telephone: (410) 694-0500
Fax: (410) 694-0596
Email: info@dialysiscorporation.com

Our internet website can be found at www.dialysiscorporation.com.  You may obtain through our internet website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports filed with the Securities and Exchange Commission, referred to as the SEC, press releases, corporate profiles and corporate governance materials.  We also make those documents available to shareholders free of charge upon request.  The SEC maintains a website at www.sec.gov where our reports and other information about us may be obtained.

General

Management believes the company distinguishes itself on the basis of quality patient care, and a patient-focused, courteous, highly trained professional staff.  In addition to outpatient facilities, we provide acute inpatient dialysis treatments that are conducted under contractual relationships.  Currently we have such relationships with 12 hospitals and medical centers located in areas and states serviced by our outpatient dialysis facilities.  Our homecare services, primarily through the use of peritoneal dialysis, requires us to provide equipment and supplies, training, monitoring and follow-up assistance to patients who are able to perform their treatments at home.

Our medical services revenue is derived primarily from four sources: (i) outpatient hemodialysis services (55%, 54% and 52% of medical services revenue for 2007, 2006 and 2005, respectively); (ii) home and peritoneal dialysis services (5%, 6%, and 7% of medical services revenue for 2007, 2006 and 2005, respectively); (iii) inpatient hemodialysis services for acute patient care provided through agreements with hospitals and medical centers (4%, 3% and 5% of medical services revenue for 2007, 2006 and 2005, respectively); and (iv) ancillary services associated with dialysis treatments, primarily the administration of erythropoietin (“EPO”), a bio-engineered protein that stimulates the production of red blood cells (a deteriorating kidney loses its ability to regulate red blood cell count, resulting in anemia), (36%, 37% and 36% of medical services revenue for 2007, 2006 and 2005, respectively with EPO representing 27% of medical services revenue for 2007 and 28% for each of 2006 and 2005).  Dialysis is an ongoing and necessary therapy to sustain life for kidney dialysis patients.  ESRD patients can receive up to 156 dialysis treatments each year.

Essential to our operations and income is Medicare reimbursement which is a fixed rate determined by the Center for Medicare and Medicaid Services (“CMS”) of the Department of Health and Human Services (“HHS”).  The level of our revenues and profitability may be adversely affected by future legislation that could result in rate cuts.  Further, our operating costs tend to increase over the years in excess of increases in the prescribed dialysis treatment rates.  From commencement of the Medicare ESRD program in 1972 through 1983, the ESRD composite rate was unchanged, and thereafter decreased over the years until January, 2000, when the rate was minimally increased by Congress, and further minimally increased in January, 2001.  Congress approved a 1.6% composite rate increase for each of 2005 and 2006, and a 1.6% increase that was effective April 1, 2007.  Also for 2007, the drug add-on adjustment to the composite rate increased 0.5%.  In 2005, Medicare implemented an additional change in the manner it reimburses dialysis treatments, which includes a pricing revision to the current average wholesale price for separately billable drugs and biologicals.  Effective January 1, 2006, payments for pharmaceuticals (including EPO) were set at the pharmaceutical’s average sales price as determined by the Inspector General of HHS, plus 6%, which remained the same for 2007.  Effective April, 2006, CMS implemented a policy for monitoring the dosage of EPO based upon the patient’s hematocrit level and for limiting the quantity of EPO that can be administered in any one month.  Effective January 1, 2008, CMS further decreased the quantity of EPO that may be administered in any month.  Medicare has implemented a case mix payment system, adjusting the composite rate for a limited number of patient characteristics.  The increase in the composite rate is intended to offset reductions in pharmaceutical reimbursements.  See under this Item 1, “Operations – Medicare Reimbursement.”  Commercial third-party reimbursement rates, which have increased as a percentage of our revenues over the last two years, are also susceptible to reduction.  See “Operations – Medicare Reimbursement.”  The inpatient dialysis service agreements for treating acute kidney disease are not subject to government fixed rates, but rather are negotiated with hospitals.  Typically these rates are at least equivalent to or higher than the government fixed rates on a per treatment basis.

Dialysis Industry

Kidneys act as a filter removing harmful substances and excess water from the blood, enabling the body to maintain proper and healthy balances of chemicals and water.  Chronic kidney failure, or ESRD, results from chemical imbalance and buildup of toxic chemicals, and is a state of kidney disease characterized by advanced irreversible renal impairment.  ESRD is a likely consequence of complications resulting from diabetes, hypertension, advanced age, and specific hereditary, cystic and urological diseases.  ESRD patients, in order to survive, must either obtain a kidney transplant, which procedure is limited due to lack of suitable kidney donors and the incidence of rejection of transplanted organs, or obtain dialysis treatments for the rest of their lives.

Based upon CMS information published in the 2007 USRDS, the number of ESRD patients requiring dialysis treatments in the United States at December 31, 2005 was approximately 350,000, and continues to grow at a rate of approximately 3% to 4% a year.  This is thought to be attributable primarily to the aging of the population, greater patient longevity as a result of improved dialysis technology, and better treatment and survival rates for illnesses that lead to chronic kidney disease.  The statistics further reflect over 4,500 dialysis facilities, with a current annual cost for treating ESRD patients in the United States at approximately $32 billion at December, 2005, of which Medicare accounted for approximately $20 billion.

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

Business Strategy

Dialysis Corporation of America has 32 years’ experience in developing and operating dialysis treatment facilities.  Our priority is to provide quality patient care.  We continue to establish alliances with physicians and hospitals and attempt to initiate dialysis service arrangements with nursing homes and managed care organizations.

We actively seek and negotiate with physicians and others to establish new outpatient dialysis facilities.  We acquired two centers in 2007 and an additional center effective January 1, 2008.  We are in the process of developing two new dialysis centers, one in Pennsylvania and one in Indiana.  With respect to the Indiana facility, the physician has a put option and the company has a call option to acquire a controlling interest in the center.  We are in different phases of negotiations with physicians for potential new facilities in a variety of states.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities.  We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions.  We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.  Same center growth relates to those centers that were operable during the entire prior year.  During 2007, we experienced approximately 6% increase in dialysis treatments for our facilities that qualified to be included in same center growth compared to 10% during the preceding year.

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

Expansion is either through the development of our own dialysis facilities, or acquisition of existing outpatient dialysis centers.  While an acquisition of existing outpatient dialysis centers is a faster means for achieving operational status at that center, these transactions can be more costly, and therefore, the company takes a selective approach to its acquisition strategy.  The primary reason for physicians selling or participating in the development of centers is the avoidance of administrative and financial responsibilities, freeing their time to devote to their professional practice.  Other motivating forces are the physician’s desire to be part of a larger organization allowing for economies of scale and the ability to realize a return on their investment if they have an interest in the dialysis entity.

To construct and develop a new facility ready for operation takes an average of six to eight months, and approximately 12 months or longer to generate income, all of which are subject to variables based on location, size and competitive elements.  Some of our centers are in the developmental stage, since they have not reached the point where the patient base is sufficient to generate and sustain earnings.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Construction of a 15 station facility, typically the size of our dialysis facilities, costs in a range of $750,000 to $1,500,000, including equipment and initial working capital requirements, depending on location, size and related services to be provided by the proposed facility.  An acquisition of an existing facility is usually based primarily upon the patient base and earnings, and to a lesser extent, location and competition.  As a result, the costs associated with an acquisition of a facility can be substantially greater than that of a development.  Nevertheless, we attempt to selectively identify potential acquisitions where the costs can be maintained within the range of development costs for a similar project.  Any significant expansion, whether through acquisition or development of new facilities, is dependent upon existing funds or financing from other sources.  We have a revolving credit facility intended to provide available funds for the development and acquisition of new dialysis facilities and for other general working capital and corporate purposes.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to “Notes to Consolidated Financial Statements.”

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

Operations

Location, Capacity and Use of Facilities

We currently own 35 outpatient dialysis facilities in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, Virginia and South Carolina.  These dialysis facilities have a total designed capacity 524 licensed stations.

Of our 35 dialysis facilities, 34 are owned by us through subsidiaries as follows: 21 wholly-owned subsidiaries, one of which owns two facilities, and 13 majority-owned subsidiaries in conjunction with the medical directors of those centers who hold minority interests.  Three of the dialysis centers are located on properties that we own and lease to our subsidiaries.  See Item 2, “Properties.”

One of our Georgia subsidiaries exercised a call option which resulted in the acquisition of the assets effective January 1, 2008 of the Georgia facility we previously managed.  We hold an 80% interest in this facility and the former owner holds the remaining 20% interest.  See Note 13 to “Notes to Consolidated Financial Statements.”

Additionally, the company provides acute care inpatient dialysis services to 12 hospitals in areas serviced by our dialysis facilities.  We are in the process of negotiating additional acute dialysis services contracts in the areas surrounding certain of our facilities, which we will also do in tandem with development of future proposed sites.  Furthermore, most of our dialysis facilities have the capacity to provide training, supplies and on-call support services for home peritoneal patients.  Dialysis Corporation of America provided approximately 252,000 hemodialysis treatments in 2007, an increase of approximately 32,000 treatments compared to fiscal 2006.

We estimate that on average our centers were operating at approximately 51% of capacity as of December 31, 2007, based on the assumption that a dialysis center is able to provide up to three treatments a day per station, six days a week.  We believe we can increase the number of dialysis treatments at almost all of our centers without making significant additional capital expenditures.

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

We maintain a team of dialysis specialists to provide for the individual needs of each patient.  In accordance with participation requirements under the Medicare ESRD program, each facility retains a medical director qualified and experienced in the practice of nephrology and the administration of a renal dialysis facility.  See “Physician Relationships” below.  Each facility is overseen by a governing body comprised of an administrator, the medical director of that facility and the company’s regional administrator for that area.  The governing body supervises the facility’s daily operations, patient care, services necessary for the operation of the facility, and staff, which consists of registered nurses, licensed practical nurses, patient care technicians, a social worker to assist the patient and family to adjust to dialysis treatment and to provide help in financial assistance and planning, and a registered dietitian.  In addition, there are independent consultants who visit with our dialysis patients.  These individuals supervise the patient’s needs and treatments.  See “Employees” below.  In furtherance of our business strategy, we strive to attract and retain skilled nurses and other staff, competition for whom is intense.

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

Inpatient Dialysis Services

We presently provide inpatient dialysis services to 12 hospitals in Georgia, Ohio, Pennsylvania, and Virginia under agreements either with us or with one of our subsidiaries in the area.  The agreements are for a term ranging from one to five years, with automatic renewal terms, subject to termination by notice of either party.  Inpatient services are typically necessary for patients with acute kidney failure resulting from trauma or similar causes, patients in the early stages of ESRD, and ESRD patients who require hospitalization for other reasons.

Ancillary Services

Our dialysis facilities provide certain ancillary services to ESRD patients including the administration of certain prescription drugs, such as EPO, upon a physician’s prescription.  EPO is a bio-engineered protein which stimulates the production of red blood cells and is used in connection with dialysis to treat anemia, a medical complication frequently experienced by ESRD patients.  EPO decreases the necessity for blood transfusions in ESRD patients.  Amgen is the only manufacturer of EPO in the United States.  Although we have a good relationship with this manufacturer and have not experienced any problems in receipt of our supply of EPO, any loss or limitation of supply of this product could have a material adverse effect on patient treatment and our operating revenue and income.

Amgen has developed an additional product, darbepoetin alfa, known as Aranesp®, which has been approved by the FDA.  Roche has also developed and received FDA approval for its drug, Mircera®, used to treat anemia, although it is currently unavailable to patients in the United States due to Amgen’s current patent on EPO.  These drugs can be administered to patients less frequently than EPO, which is generally administered to the patient with each dialysis treatment.  Although we are unable to predict the impact of these products on our operations, a significant increase in the development and use of these alternatives to EPO could have an adverse effect on our revenues, earnings and cash flow.

Physician Relationships

An integral element to the success of a facility is its association with area nephrologists.  A dialysis patient generally seeks treatment at a facility near the patient’s home where the patient’s nephrologist has an established practice.  Consequently, we rely on our ability to develop affiliations with area nephrologists.

The conditions of a facility’s participation in the Medicare ESRD program mandate that treatment at a dialysis facility be under the general supervision of a medical director who is a physician.  We retain, by written agreement, qualified physicians or groups of qualified physicians to serve as medical directors for each of our facilities.  Generally, the medical directors are board eligible or board certified in internal medicine by a professional board specializing in nephrology and have had at least 12 months of experience or training in the care of dialysis patients at ESRD facilities.  The medical directors are typically a source of patients treated at the particular center served.  Our dialysis centers are operated through subsidiaries, either corporations or limited liability companies.  The medical directors of 13 of our centers, through their affiliated entities, have a minority ownership interest in the center they service.  We make every effort to comply with federal and state regulations concerning our relationship with the physicians and the medical directors treating patients at our facilities.  See “Government Regulation” below.

Agreements with medical directors typically range from a term of five to ten years, with renewal provisions, usually two renewal options each for five years. Each agreement specifies the duties, responsibilities and compensation of the medical director.  Under each agreement, the medical director or professional association maintains his, her or its own medical malpractice insurance.  The agreements also typically provide for non-competition in a limited geographic area surrounding that particular dialysis center during the term of the agreement and upon termination for a limited period.  These agreements, however, do not prohibit physicians providing services at our facilities from providing direct patient care services at other locations; and consistent with the federal and state law, such agreements do not require a physician to refer patients to our dialysis centers.  Customarily, physician’s professional fees for services are billed directly to the patient or to government payment authorities by the treating physician and paid directly to the physician or the professional association.

Our ability to establish and operate a dialysis facility in a particular area is substantially dependent on the availability of a qualified physician or nephrologist to serve as the medical director.  The loss of a medical director who could not be readily replaced would have a material adverse effect on the operations of that facility. In our 32 years of operation, we have not been unable to provide for or replace a medical director.  Compensation of medical directors is separately negotiated for each facility and generally depends on competitive factors, the size of the facility, and the fair market value of the services to be provided.

Quality Assurance

We have implemented a quality assurance program to maintain and improve the quality of dialysis treatment and care we provide to our patients in each facility.  Quality assurance activities involve the ongoing examination of care provided, the identification of therapy deficiencies, the need for any necessary improvements in the quality of care, and evaluation of improved technology.  Specifically, this program requires each center’s staff, including its medical director and nurse administrator, to regularly review quality assurance data and initiate programs for improvement, including dialysis treatment services, equipment, technical and environmental improvements, and staff-patient and personnel relationships.  These evaluations are in addition to assuring regulatory compliance with CMS and the Occupational Safety and Health Administration.  Our Vice President of Clinical Services, a certified nephrology nurse, oversees this program in addition to ensuring that we meet federal and state compliance requirements for our dialysis centers.  See “Government Regulation” below.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism.  Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible.  Approximately, 95% of our patients had a Kt/V level greater than 1.2 for 2007 and 2006.

Anemia is a shortage of oxygen-carrying red blood cells.  Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems.  Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors.  Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  Approximately 80% and 81% of our patients had a hemoglobin level greater than 11 for 2007 and 2006, respectively.

Vascular access is the “lifeline” for hemodialysis patients.  CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life-sustaining dialysis.  Approximately 53% of our patients were dialyzed with a fistula during 2007 and 49% during 2006, respectively.

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

Other ancillary services and items are eligible for separate reimbursement under Medicare and are not part of the composite rate, including certain drugs such as EPO, for which the allowable rate for the fourth quarter of 2007 was $9.058 and for the first quarter of 2008 is $8.963 per 1,000 units for amounts in excess of three units per patient per year, and certain physician-ordered tests provided to dialysis patients.  Approximately 27% of our medical services revenue in 2007 was derived from providing dialysis patients with EPO. Effective April, 2006, and revised again in January, 2008, CMS implemented a policy for monitoring the dosage of EPO based upon the patient’s hematocrit level and for limiting the quantity of EPO that can be administered in any one month.  This policy restricts payments based on EPO doses and hemoglobin levels for certain patients and has affected physician prescription patterns.  Other ancillary services, mostly other drugs, account for approximately an additional 9% of our medical services revenue.  We submit claims monthly and are usually paid by Medicare within 21 days of the submission.

There have been a variety of proposals to Congress for Medicare reform.  We are unable to predict what, if any, future changes may occur in the rate of reimbursement.  Congress approved a 1.6% composite rate increase for each of 2005 and 2006, and a 1.6% increase which became effective April 1, 2007.  For 2007, the drug-add on adjustment to the composite rate increased 0.5%.  Medicare reimburses dialysis providers for the ten most utilized ESRD drugs at an amount equal to the cost of such drugs, and for other ESRD drugs Medicare reimburses at an amount equal to the average sale price of the drug as determined by the Inspector General of HHS, plus 6%, and the composite rate has been increased by an amount estimated by HHS to be the dialysis provider’s average profit for these drugs.  To make this change budget-neutral, a drug add-on composite has been included.  Accordingly, CMS determined that the Medicare ESRD composite rate would increase by approximately 8.7% or $11 per treatment, and that payments for separately billable drugs would be reduced as described above.  CMS reimburses providers using a case mix formula.  CMS adjusted reimbursements based on predefined patient parameters such as patient height, weight and age.  Congress has mandated a budget neutrality factor adjustment so that aggregate payments under the system equal payments that would have been made without the case mix adjustments and the add-on composite for reimbursement of the drugs.  Management believes there has been minimal impact on its average Medicare revenue per treatment as a result of these changes in Medicare reimbursement.  Our Medicare composite payment rate for 2007 was between $130 and $150 per dialysis treatment.  Any reduction in the Medicare composite reimbursement rate could have a material adverse effect on our results of operations, financial position and cash flows.

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

Sources of Medical Services Revenue

	Year Ended December 31,
	2007	2006	2005
Medicare	49%	52%	51%
Medicaid and Comparable Programs	8%	9%	8%
Hospital inpatient dialysis services	4%	3%	5%
Commercial and private payors	39%	36%	36%

Management Services

We have a management services agreement with each of our subsidiaries, providing each of them with administrative and management services, including, but not limited to, assisting in procuring capital equipment, preparing budgets, bookkeeping, accounting, data processing, and other corporate based information services, materials and human resource management, billing and collection, and accounts receivable and payable processing.  These services are provided for a percentage of net revenues of each particular facility.

Corporate Integrity Program

We have developed a Corporate Integrity Program to assure we continue to achieve our goal of providing the highest level of care and service in a professional and ethical manner consistent with applicable federal and state laws and regulations.  This program is intended to (i) reinforce our management’s, employees’ and professional affiliates’ awareness of their responsibilities to comply with applicable laws in the increased and complex regulatory environment relating to our operations, (ii) benefit the overall care and services for our dialysis patients, and (iii) assure our operations are in compliance with the law, which, in turn, should assist us in operating in a cost-effective manner, and accordingly, benefit our shareholders.

We have developed a Compliance Program to assure compliance with fraud and abuse laws, enhance communication of information, and provide a mechanism to quickly identify and correct any problems that may arise.  This Compliance Program supplements and enhances our existing policies, including those applicable to claims submission, cost report preparation, internal audit and human resources.

Our board of directors has established an audit committee consisting of three independent members of the board who oversee audits, accounting, financial reporting, and who have established procedures for receipt, retention and resolution of complaints relating to those areas (no complaints to date), among other responsibilities.  The audit committee operates under a charter providing for its detailed responsibilities.

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

Our Code of Ethics and Business Conduct is posted on our website at www.dialysiscorporation.com under the caption “Investor Relations – Corporate Governance.”  We will also provide the Code to any person without charge upon request to our corporate Secretary and counsel, Joshua M. Jaffe, Esq., Jaffe & Falk, LLC, at 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604, telephone (201) 288-8282, or email, jmj@jaffefalkllc.com.

The Corporate Integrity Program is reviewed and upgraded from time to time, to provide a highly professional work environment and lawful and efficient business operations to better serve our patients and our shareholders.

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

Our record of compliance with federal, state and local governmental laws and regulations remains excellent.  Nevertheless, we are unable to predict the scope and effect of any changes in government regulations, particularly any modifications in the reimbursement rate for medical services or requirements to obtain certification from CMS.  Enforcement, both privately and by the government, has become more stringent, particularly in attempts to combat fraud and waste.  Since our inception in 1976, we continue to maintain our licenses, including our Medicare and Medicaid and equivalent certifications.  The permanent loss of any licenses and certifications would have a material adverse effect on our results of operations, financial position and cash flows.

We regularly review legislative and regulatory changes and developments and will restructure a business arrangement if we determine such might place our operations in material noncompliance with applicable laws or regulations.  See “Fraud and Abuse” and “Stark II” below.  To date, none of our business arrangements with physicians, patients or others have been the subject of investigation by any governmental authority.  No assurance can be given, however, that our business arrangements will not be the subject of future investigation or prosecution by federal or state governmental authorities which could result in civil and/or criminal sanctions.  CMS was expected to promulgate a final rule by February, 2008, which was deferred until February 4, 2009, to revise the conditions of coverage for ESRD facilities like ours.  The proposed rule considered the establishment of performance expectations for the dialysis facilities, eliminates certain procedural requirements, and encourages continuous quality improvement.  We do not know if there will be a final rule, and we are unable to predict the extent or impact of any such rule.

Certification and Reimbursement

Our dialysis centers must meet certain requirements, including, among others, those relating to patient care, patient rights, medical records, the physical set-up of the center, and personnel, in order to be certified by CMS, to be covered under the Medicare program and to receive Medicare reimbursement.  See above under “Operations – Medicare Reimbursement.”  Our dialysis centers are certified under the Medicare program, and are certified under applicable state Medicaid programs.

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

The fraud and abuse laws apply because our medical directors have financial relationships with the dialysis facilities and typically refer patients to those facilities for items and services reimbursed by federal and state health care programs.  Financial relationships with patients who are federal program beneficiaries also implicate the fraud and abuse laws.  Other financial relationships which bear scrutiny under the fraud and abuse laws include relationships with hospitals, nursing homes, and various vendors.

Anti-Kickback Statutes

The federal Anti-Kickback Statute prohibits the knowing and willful solicitation, receipt, offer, or payment of any remuneration, directly or indirectly, in return for or to induce the referral of patients or the ordering or purchasing of items or services payable under the Medicare, Medicaid, or other federal health care program.

Sanctions for violations of the Anti-Kickback Statute include criminal penalties, such as imprisonment and fines of up to $25,000 per violation, and civil penalties of up to $50,000 per violation, as well as mandatory exclusion from Medicare, Medicaid, and other federal health care programs for a minimum of five years.  Under U.S. Sentencing Guidelines, an individual may be fined up to $250,000 and an organization may be fined up to $500,000 upon conviction of offenses described in any federal statute.

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

As required by Medicare regulations, each of our dialysis centers is supervised by a medical director, who is a licensed nephrologist or otherwise qualified physician.  The compensation of our medical directors, who are independent contractors, is fixed by a medical director agreement and reflects competitive factors in each respective location, the size of the center, and the physician’s professional qualifications.  The medical director’s fee is fixed in advance, typically for periods of one to five years and does not take into account the volume or value of any referrals to the dialysis center.  Fifteen of our outpatient dialysis centers are owned jointly between us and physicians who, in most cases, hold a minority position through a professional association.  Other than for two facilities, these physicians also act as the medical directors for those facilities.  We attempt to structure our arrangements with our physicians to comply with the Anti-Kickback Statute.  Many of these physicians’ patients are treated at our facilities.  We believe that the value of the minority interest in a subsidiary acquired by the physician has been consistent with the fair market value of the cash consideration paid, assets transferred to, and/or services performed by that physician for the subsidiary, and there is no intent to induce referrals to any of our centers.  See “Business – Physician Relationships” above.  We lease space for five of our centers from entities in which physicians hold ownership interests, and we sublease space to four of our medical directors at five of our dialysis centers.  These arrangements must be in compliance with the Anti-Kickback Statute.  We believe our arrangements with our medical directors are in material compliance with applicable law.  Several states in which we operate have laws prohibiting physicians from holding financial interests in various types of medical facilities.  If these statutes are interpreted to apply to relationships we have with our medical directors who hold a percentage ownership in our dialysis facilities, we would restructure our relationship with these physicians but could be subject to penalties.

We believe that the Anti-Kickback Statute and other fraud and abuse laws are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs.  The dialysis services we provide generally cannot, by their very nature, be over-utilized since dialysis treatment is not elective, and is only indicated when there is temporary or permanent kidney failure.  Medical necessity is capable of being supported by objective documentation, drastically reducing the possibility of over-utilization.  Additionally, there are safe harbors for certain arrangements.  Nevertheless, while relationships created by medical director ownership of minority interests in our facilities satisfy many but not all of the criteria for the safe harbor, there can be no assurance that these relationships will not subject us to investigation or prosecution by enforcement agencies.  In an effort to further our compliance with the law, we have adopted a corporate Compliance Program that addresses medical necessity and medical chart audits to confirm medical necessity of referrals.

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

If the provisions of Stark II were found to apply to our arrangements however, we believe that we would be in compliance.  We compensate our nephrologist-physicians, or practices with which they are affiliated, as medical directors of our dialysis centers pursuant to medical director agreements, which we believe meet the exception for personal service arrangements under Stark II.  Non-affiliated physicians who send their patients to or treat their patients at any of our facilities do not receive any compensation from us.

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

A limited number of dialysis facilities are leased from entities in which physicians hold ownership interests, and we sublease space to four of our medical directors.  Stark II provides an exception for these types of affiliated physician lease agreements if specific requirements are met.  The company believes these leases materially satisfy the requirements for these exceptions.

If CMS or any other government entity otherwise interprets the Stark II regulations, we may be required to restructure certain existing compensation or investment agreements with our medical directors, or, in the alternative, refuse to accept referrals for designated health services from certain physicians.  Stark II prohibits Medicare or Medicaid reimbursement of items or services provided pursuant to a prohibited referral, and imposes substantial civil monetary penalties on facilities which submit claims for reimbursement for such prohibited referrals.  If such were to be the case, we could be required to repay amounts reimbursed for drugs, equipment and services that CMS determines to have been furnished in violation of Stark II, in addition to substantial civil monetary penalties, which could adversely affect our operations and financial results.  We believe that if Stark II is interpreted by CMS or any other governmental entity to apply to our arrangements, it is possible that we could be permitted to bring our financial relationships with referring physicians into material compliance with the provisions of Stark II on a prospective basis.  However, prospective compliance may not eliminate the amounts or penalties, if any, that might be determined to be owed for past conduct, and there can be no assurance that the costs and expenses associated with such prospective compliance, if permissible, would not have a material adverse effect on our results of operation, financial position or cash flows.

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

Penalties for violation of the False Claims Act include fines of $5,500 to $11,000 per false claim, plus treble damages.  The federal government can use other criminal federal statutes to prosecute false claims.

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

Other Regulation

The company has received payments from Medicaid in 2007, in excess of $5 million.  Accordingly, the company must and does comply with the employee education processes of the Deficit Reduction Act of 2005.

Certain states have Anti-Kickback legislation and laws dealing with self-referral provisions similar to the federal Anti-Kickback Statute and Stark II.  We have no reason to believe that we are not in compliance with such state laws.

We have developed a Compliance Program as part of our Corporate Integrity Program, designed to assure compliance with fraud and abuse laws and regulations.  See above under the caption “Corporate Integrity Program.”  The establishment and implementation of our Compliance Program, coupled with our existing policies and internal controls, could have the effect of mitigating any civil or criminal penalties for potential violations, of which we have had none since our inception in 1976.  We will continue to use our best efforts to fully comply with federal and state laws, regulations and requirements as applicable to our operations and business.

Medical Products

Subsequent to our merger in September, 2005, with our former parent company, Medicore, Inc., we became engaged in the distribution of medical products, primarily disposables and diabetic supplies, both domestically and internationally, to hospitals, blood banks, laboratories and retail pharmacies.  We additionally distribute a line of blood lancets used to draw blood for testing.  The lancets are distributed under the names Producers of Quality Medical Disposables™, Lady Lite™, our brand name Lite Touch, or under a private label if requested by the customer.  Medical devices are required by the FDA, as a condition of marketing, to secure a 510(k) premarket notification clearance or a Premarket Approval Application.  A product will be cleared by the FDA under a 510(k) if it is found to be substantially equivalent in terms of safety, effectiveness and intended use to another legally marketed product.  We received 510(k) clearance for our blood lancet line and insulin syringes.  Our medical products are subject to continuing FDA oversight, including labeling, “good manufacturing practices,” as defined in FDA regulations, and adverse event reporting, none of which adverse events have occurred to date.  Although we hold a patent related to our lancets, and obtained required FDA approval relating to the production of lancets, we are no longer manufacturing these products.  Marketing of our medical products is conducted by independent manufacturer representatives and our employees.

Competition

The dialysis industry is highly competitive.  There are numerous providers who have dialysis centers in the same areas as our centers.  Many are owned by larger corporations, which operate dialysis centers regionally, nationally and internationally.  Our operations are small in comparison with those corporations.  Some of our major competitors are significantly larger public companies, including Fresenius Medical Care, Inc., and DaVita, Inc.  These companies have substantially greater financial resources, significantly more centers, patients and services than we do, and by virtue of such may have an advantage over us in competing for nephrologists and acquisitions of dialysis facilities in areas and markets we target.  Moreover, competition for acquisitions has increased the cost of acquiring existing dialysis centers.  Fresenius also manufactures and sells dialysis equipment and supplies, which may provide it with a greater competitive edge.  We also face competition from hospitals and physicians that operate their own dialysis facilities.

Competitive factors most important in dialysis treatment are quality of care and service, convenience of location and pleasantness of the environment.  Another significant competitive factor is the ability to attract and retain qualified nephrologists.  These physicians are a substantial source of patients for the dialysis centers, are required as medical directors of the dialysis center for it to participate in the Medicare ESRD program, and are responsible for the supervision of the medical operations of the center.  Our medical directors usually are subject to non-compete restrictions within a limited geographic area from the center they administer.  Additionally, there is always substantial competition for obtaining qualified, competent nurses and technical staff at reasonable labor costs.  There can be no assurance that we will compete effectively.  Over the last year, we have experienced competitive pressures in negotiating contracts with commercial healthcare payers.

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

Employees

As of March 13, 2008, we had 496 full time employees, including administrators, licensed practical nurses, registered nurses, technical specialists, patient care technicians, clerical employees, social workers, dietitians, corporate staff and four employees in the medical products operations.  We retain 40 part-time employees consisting of registered nurses, patient care technicians and clerical employees.  We also utilize 117 per diem personnel to supplement staffing.

We retain seven independent contractors and sub-contractors who include social workers and dietitians at our Georgia, Ohio and Pennsylvania facilities.  These contractors are in addition to the medical directors, who supervise patient treatment at each facility.

We believe our relationship with our employees is excellent and we have not suffered any strikes or work stoppages.  None of our employees is represented by any labor union.  We are an equal opportunity employer.

Item 1A.  Risk Factors

We have listed below certain of the risk factors relating to us and our securities.  There may be other risks and uncertainties that we may face and of which we are currently unaware which could also adversely affect our business, operations and financial condition.  If any of such risks or uncertainties arise, or the risks listed below occur, our operations, earnings and financial condition could be materially harmed, which, in turn, would most likely adversely affect the trading price of our common stock.  Any such event could negatively impact a shareholder’s investment in the company.

Our dialysis operations are subject to extensive government regulation

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

Our arrangements with our physician medical directors do not meet the safe harbor provisions of federal and state laws, and may subject us to greater governmental scrutiny

Neither our arrangements with the medical directors of our facilities, typically retained by us as independent contractors under a fixed fee medical director agreement, nor the minority ownership interests of physicians in certain of our dialysis facilities meet all of the requirements of safe harbors to the Anti-Kickback Statute and similar state laws.  These laws impose civil and criminal sanctions on persons who receive or make payments for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs.  Transactions and arrangements involving physician minority ownership that do not fall within a safe harbor may be subject to greater scrutiny by enforcement agencies, and if determined to violate the anti-kickback statute or Stark II law could subject us to repayment of certain reimbursement amounts, monetary penalties and exclusion from further participation in government programs.  If we are unable to modify the arrangement to satisfy the applicable laws and safe-harbor provisions, we would not be allowed to accept patient referrals from the physician with whom we have the arrangement.  In any of these circumstances, our revenues and earnings would be adversely affected.

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

Our revenues and financial stability are dependent on fixed reimbursement rates under Medicare and Medicaid

During 2005, 2006 and 2007, approximately 51% , 52% and 49%, respectively, of our patient revenues was derived from Medicare reimbursement, and 8%, 9% and 8%, respectively, of our patient revenues in each of these years was derived from Medicaid and equivalent programs.  Decreases in Medicare and Medicaid and equivalent rates and programs for our dialysis treatments would adversely affect our revenues and profitability.

Federal and state governments seek to maintain, if not reduce, costs, and any such actions in the healthcare industry could adversely affect our revenues and earnings, including the following:

•	reductions in payments to us or government programs in which we participate
•	increases in labor and supply costs, which we do experience, without comparable governmental reimbursement rate increases
•	inclusion of those ancillary services which we currently bill separately in the flat composite rate for dialysis treatments

In recent years Congress approved modest percentage increases in the Medicare composite rate (the fixed payment rate for a dialysis treatment including related supplies, laboratory tests and pharmaceuticals) but at the same time CMS adopted a case mix adjustment for the composite rate to link payment more closely with patient acuity, and modified the bases by which it reimburses for separately billable services and pharmaceuticals, such as EPO, resulting in a decrease in the reimbursement rates for these other “ancillary” services.  We do not believe that in the aggregate these changes in Medicare reimbursement have significantly impacted our results of operations, financial position or cash flows.  Nevertheless, the government continues to review the processes for reimbursement of dialysis services including the prospect of “bundling” or adding services that are currently separately billed into the composite rate, which could result in lower overall reimbursement by Medicare.  Future changes in the structure of, and payment rates under, the Medicare program, including the bundling of services under the composite rate, or further reductions in reimbursement for separately billable services without a corresponding increase  in the composite rate, could substantially reduce our results of operations, financial position of cash flows.

A decline in the reimbursement payments from third-party, non-government payors as well as a change in patient coverage from commercial to Medicare could adversely affect our earnings

The dialysis services industry is experiencing a growing number of commercial payors seeking to reduce payment rates as a result of several factors, including recent consolidations, a greater focus by these payors on dialysis services and market conditions generally.  These commercial payors have become more aggressive in attempting to negotiate lower contracted payment rates and imposing limitations on out-of-network access and payment rates.  A decline in the rates paid by private insurers, hospitals and other non-governmental third-party organizations would adversely affect our business.  Alternatively, any change in patient coverage, such as Medicare eligibility as opposed to higher private insurance coverage, would result in a reduction of revenue.  We estimate approximately 41%, 39% and 43% of our patient revenues for 2005, 2006 and 2007, respectively, was obtained from sources other than Medicare or Medicaid and equivalent programs.  We generally charge non-governmental organizations for dialysis treatment rates which exceed the fixed Medicare and Medicaid and equivalent rates.  If private payors reduce their payments or we experience a shift in revenue mix toward Medicare or Medicaid reimbursement, then our results of operations, financial position or cash flows would be disproportionately affected.

Any decrease in the availability of or the reimbursement rate of EPO would reduce our revenues and earnings

EPO, a bio-engineered drug which is the most commonly used pharmaceutical for treating anemia in dialysis patients, is currently available from a single manufacturer, Amgen, Inc.  The available supply of EPO could be delayed or reduced, whether by Amgen itself, through unforeseen circumstances, or as a result of excessive demand.  In addition, Amgen could increase the price of EPO.  This would adversely impact our revenues and profitability, since approximately 28% of our medical revenues in each of 2005 and 2006 and 27% in 2007 were based upon the administration of EPO to our dialysis patients.

Most of our EPO reimbursement is from government programs.  For 2007, Medicare and Medicaid reimbursement represented 71% of the total revenue derived from EPO.  In recent years, CMS revised its rules for reimbursement of pharmaceuticals, including EPO, which resulted in a net reduction of average Medicare payment rates.  In 2006, reimbursement for EPO was at the average sales price plus 6%, which resulted in lower reimbursement for pharmaceuticals, but was offset by the 1.6% composite rate increase.  If government or private payors further reduce reimbursement for EPO, then our revenues and earnings per treatment may decline.

Further changes and rules intended to address EPO and other pharmaceuticals could adversely affect our revenues and income.

Changes in Medicare reimbursement criteria have impacted EPO revenue.  Although CMS implemented a national monitoring policy for EPO claims in April, 2006, this policy did not have an adverse impact on our results of operations, financial position or cash flows.  Under the new policy, CMS initiates monitoring when patient hematocrit levels reach a threshold of 39.0.  CMS expects a reduction in the dosage of EPO for patients whose hemotocrit exceeds this threshold.  If dosage is not reduced, payment will be made as if the reduction had occurred.  The policy also limits the quantity of EPO that can be administered in a month, regardless of hematocrit levels.  We have revised our protocols on anemia management to address this policy.  Nevertheless, since the latter part of 2006 a significant amount of government and media attention has been paid to the management of anemia generally in all fields of medicine resulting in congressional hearings and FDA required label changes to EPO and Aranesp which will continue to be examined in the future.  In January, 2008, CMS put into effect additional changes to its EPO monitoring policy intended to further limit reimbursement.  Commercial payors may also follow suit as they direct greater scrutiny to their policies for EPO use as part of their overall analysis of dialysis services reimbursement.  Further changes in EPO administration policies that result in further restrictions on utilization could result in a decline in our revenues and earnings per treatment.

New drugs could affect use of EPO, adversely impacting our profitability.

Amgen is the sole manufacturer of EPO, which is administered in conjunction with dialysis treatments to address a patient’s anemia.  Amgen has developed and obtained FDA approval for the drug Aranesp®, and Roche has developed and obtained FDA approval for Mircera®, each of which can be used to treat anemia, and which are indicated to be effective for longer periods than EPO.  Based on its longer lasting capabilities, potential margins on these alternative pharmaceuticals could be significantly lower than on EPO, and furthermore, their potential for being administered by a dialysis patient’s physician, could further eliminate potential revenues from the treatment of anemia in our dialysis patients.  The introduction and marketing of alternative pharmaceuticals as an anemia treatment for dialysis patients, could adversely impact our results of operations, financial position or cash flows.  Currently, Mircera® is not available for use in the United States due to a patent held by Amgen.

Our ability to grow is subject to our resources and available locations

Over the past several years we have both built and acquired several dialysis centers, some of which have partners.  We seek areas with qualified and cost-effective nursing and technical personnel and a sufficient population to sustain a dialysis center.  These opportunities are limited and we compete with much larger dialysis companies for appropriate locations.  The time period from the beginning of construction through commencement of operations of a dialysis center generally takes four to six months and sometimes longer.  Once the center is operable, it generates revenues, but usually does not operate at full capacity, and may incur losses for approximately 12 months or longer.  Our growth strategy based on construction also involves the risks of our ability to identify suitable locations to develop additional centers.  Those we do develop may never achieve profitability, and additional financing may not be available to finance future development.

Our inability to acquire or develop dialysis centers in a cost-effective manner would adversely affect our ability to expand our business and as a result, our profitability.

Growth places significant demands on our financial and management skills.  Inability on our behalf to meet the challenges of expansion and to manage any such growth would have an adverse effect on our results of operations, financial position or cash flows.

Our attempt to expand through development or acquisition of dialysis centers which are not currently identified entails risks which shareholders and investors will not have a basis to evaluate

We expand generally by seeking an appropriate location for a dialysis center and by taking into consideration the potential geographic patient base, and the availability of a physician nephrologist to be our medical director and a skilled work force.  Construction, equipment and initial working capital costs for a new dialysis center with 15 stations, typically the size of our dialysis facilities, range from $750,000 to $1,500,000.  While the cost of acquiring a center can be greater than the development costs of a similar center, we attempt to target our acquisitions such that those costs are in the range of costs we would expect to incur in a similar development project.  We cannot assure you that we will be successful in developing or acquiring dialysis facilities, or otherwise successfully expanding our operations.  We are negotiating with nephrologists and others to establish new dialysis centers, but we cannot assure you that these negotiations will result in the development of new centers.  Furthermore, there is no basis for shareholders and investors to evaluate the specific merits or risks of any potential development or acquisition of dialysis facilities.

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

Industry changes could adversely affect our business

Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services.  Our business is designed to function within the current healthcare financing and reimbursement system.  In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things.  In addition, proposals to reform the healthcare system have been considered by Congress, and still remain a priority issue.  Any new legislative initiatives, if enacted, may (i) further increase government regulation of or other involvement in healthcare, (ii) lower reimbursement rates, and (iii) otherwise change the operating environment for healthcare companies.  We cannot predict the likelihood of those events or what impact they may have on our results of operation, financial position or cash flows.

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

The loss of certain executive personnel without retaining qualified replacements could adversely affect our business operations, and as a result, our revenues and earnings could decline

We are dependent upon the services of Thomas K. Langbein, Chairman of the Board, and Stephen W. Everett, our President, Chief Executive Officer and a director.  Mr. Langbein has been involved with us since we organized in 1976.  Mr. Everett joined our company in November, 1998 as Vice President, became Executive Vice President in June, 1999, President on March 1, 2000, and Chief Executive Officer in May, 2003.  Mr. Everett has been involved in the healthcare industry for 27 years.  A five-year employment agreement was entered into with Mr. Everett effective as of January 3, 2006.  Among other things, the employment agreement contains a non-competition provision during the term of the agreement and for one year after termination.  It would be very difficult to replace the services of these individuals, whose services, both individually and combined, if lost, would adversely affect our operations and earnings, and most likely as a result, the trading price of our common stock.  There is no key-man life insurance covering any of our officers.

Shares eligible for future sale by restricted shareholders may adversely affect our stock price

Our officers and directors own 2,161,924 shares of our common stock and vested options exercisable into an additional 15,000 shares of common stock, for an aggregate of 2,176,924 shares or approximately 23% of our outstanding common stock.  All of the shares held by these officers and directors, other than the 15,000 shares obtainable upon exercise of their options, upon satisfying the conditions of Rule 144 under the Securities Act, may be sold without complying with the registration provisions of the Securities Act.  Rule 144 conditions include:

•	holding the shares for six months from acquisition;
•
volume limits of selling every three months an amount of shares which does not exceed the greater of 1% of the outstanding common stock, or the average weekly volume of trading as reported by Nasdaq during the four calendar weeks prior to the sale;

•	filing Form 144 with the SEC;
•	the company continuing to timely file its reports under the Exchange Act;

Our publicly tradable common stock, known as the float, is approximately 7,418,000 shares.  Our common stock owned by our officers and directors represent approximately 29% of the float.  Accordingly, the sale by such officers and directors under Rule 144 may have an adverse affect on the market price of our common stock, and may inhibit our ability to manage subsequent equity or debt financing.

Over the last year, our stock price has exhibited volatility, and any investment in our common stock may, therefore, decline for reasons unrelated to our performance

Our common stock trades on the Nasdaq Global Market under the symbol “DCAI.”  The market price of our common stock has exhibited volatility.  For fiscal 2007, our per share price range was $7.70 to $14.16.

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

Investors should understand that in general, stock prices fluctuate for reasons unrelated to operating results.  Any changes in the above discussed factors, or general economic, political, global and market conditions, could result in a decline in the market price and volume of trading in our common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We own a property in Easton, Maryland which consists of approximately 7,500 square feet, most of which is leased to a competitor under a 10-year lease through June 30, 2009 with two renewals of five years each.  The lease is guaranteed by the tenant’s parent company.

Our Easton, Maryland property has a mortgage to secure a $700,000 development loan with interest at the prime rate, maturing in May, 2026.  This loan had a remaining principal balance of approximately $526,000 at December 31, 2007.  See Item 7, “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and Note 2 to “Notes to Consolidated Financial Statements.”

We own property in Lemoyne, Pennsylvania which consists of approximately 15,000 square feet and houses one of our dialysis centers, accounting for approximately 5,400 square feet, under a five year lease through December 22, 2008, with one additional renewal period of five years.  The center is approved for 17 dialysis stations with space available for expansion.  The remaining space is used for record storage and training sessions.

We acquired property in Valdosta, Georgia in 2000, subject to a five year $788,000 mortgage obtained in April, 2001, subsequently refinanced in April, 2006, with interest at the prime rate, with a minimum rate of 5.75% and a maximum rate of 8%, maturing in April, 2011.  This mortgage had a remaining principal balance of approximately $589,000 at December 31, 2007.  See item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to “Notes to Consolidated Financial Statements.”  We constructed a dialysis center at this property comprising approximately 6,000 square feet which we have leased to one of our subsidiaries for $90,600 per year under a 10-year lease, with two additional renewal periods of five years each.

Our Cincinnati, Ohio dialysis center is leased from a corporation owned by the medical director of that center who, together with his wife, holds a minority interest in the subsidiary operating that center.  Our Calhoun, Georgia dialysis center is leased from a partnership comprised of local doctors who became the medical directors for that facility in 2007.  Our Aiken, South Carolina dialysis center is leased from an entity owned by the medical director of that center.  Our York, Pennsylvania dialysis facility is leased from a limited partnership in which we have a 60% ownership interest with the remaining 40% owned by two doctors, one of whom serves as the medical director for that facility.  These doctors are also affiliated with the entity that owns a 40% minority ownership in the subsidiary that operates that facility.

In addition to our Lemoyne, Pennsylvania, Valdosta, Georgia and Cincinnati, Ohio facilities, we presently own 32 other dialysis centers, that lease their respective facilities from third parties, most under five to ten year initial terms, usually with two additional renewal periods of five years each, for space ranging from approximately 3,000 to 7,000 square feet.

We sublet a minimal amount of space at five of our dialysis centers to the physicians who are our medical directors at those centers for their medical offices.  The subleases are on a commercially reasonable basis and are structured to comply with the safe harbor provisions of the “Anti-Kickback Statute.”  See Item 1, “Business – Government Regulation – Fraud and Abuse.”

During 2005 we acquired undeveloped properties in Georgia, Pennsylvania and South Carolina where we subsequently constructed dialysis centers.  The land purchase prices ranged from $150,000 to $205,000 and were paid in cash.  In September and December, 2006, we completed a sale and leaseback transaction for each of our Georgia and Pennsylvania facilities, respectively, and in February, 2007 completed a similar sale and leaseback transaction for the South Carolina center.  We have another South Carolina center that opened in the beginning of 2008 that may become subject to a similar arrangement in the future.  We continue to actively pursue the development and acquisition of dialysis facilities in other areas which would entail the acquisition or lease of additional property.

Pursuant to the merger with our parent, Medicore, Inc., in 2005, we acquired land and buildings in Hialeah, Florida.  Two properties have buildings consisting of approximately 28,000 square feet and are leased through April 31, 2010 to a public company previously affiliated with Medicore.  The remaining land, aggregating approximately 48,000 square feet, is comprised of two paved parking lots and three parcels of vacant land.

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

We maintain executive offices at 1302 Concourse Drive, Suite 204, Linthicum, Maryland 21090, and 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604, and administrative offices at 214 Senate Avenue, Suite 300, Camp Hill, Pennsylvania 17011, and 2337 West 76th Street, Hialeah, Florida 33016.  These offices aggregate approximately 25,000 square feet of space and are under leases expiring in 2009, except for the Camp Hill lease, which expires in 2012.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of our fiscal year ended December 31, 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range

Our common stock trades on the Global Market of the Nasdaq Stock Market under the symbol “DCAI.”  The following table indicates the high and low sales prices for our common stock for each of the four quarters for the years ended December 31, 2006 and 2007 as reported by Nasdaq.

2006	High	Low
1st Quarter	$13.68	$9.65
2nd Quarter	13.94	10.49
3rd Quarter	13.59	10.58
4th Quarter	14.72	12.04

	Bid Price
2007	High	Low
1st Quarter	$14.16	$12.33
2nd Quarter	12.69	8.61
3rd Quarter	11.00	9.02
4th Quarter	9.83	7.70

As of March 11, 2008, the high and low sales prices of our common stock were $8.06 and $7.60, respectively.

Stockholders

At March 11, 2008, we had 1,005 shareholders of record as reported by Continental Stock Transfer & Trust Company, our transfer agent.  We have been advised by Broadridge Financial Solutions, Inc., which organization holds securities for banks, brokers and depositories, that there are approximately 2,800 beneficial owners of our common stock.

Dividend Policy

We have not declared or paid cash dividends to our shareholders, and we do not anticipate paying dividends in the foreseeable future.  The board of directors intends to retain earnings to finance our growth strategy.  Future dividend policy will be at the discretion of the board of directors, and will depend on our earnings, capital requirements, financial condition and other similar relevant factors.  Any determination to pay a dividend is also subject to the covenants in the KeyBank National Association credit facility (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to “Notes to Consolidated Financial Statements”) which precludes the payment of any dividends (other than stock dividends), as does the mortgage on our Valdosta, Georgia property (see Item 2, “Properties”) which restricts the payment of dividends above 25% of our net worth.

Sale of Securities Not Registered Under the Securities Act

The only unregistered sales of our equity securities during 2007 were (i) the vesting on December 31, 2007 of 6,500 shares of common stock pursuant to an aggregate grant of 64,000 stock awards to certain officers and key employees in the second quarter of 2006 (of which 30,000 shares were cancelled in November, 2006, upon resignation of an officer and 6,000 shares were cancelled in July, 2007 upon resignation of an employee), which stock awards vest in equal yearly increments through 2009 (previously reported on a current report on Form 8-K dated June 30, 2006); and (ii) the grant of an incentive stock option upon the employment of Thomas P. Carey as Vice president of Operations in April, 2007, which option is exercisable at $12.18 per share, vests in equal increments of 12,500 shares at the end of each 12 month period from the date of grant (previously reported on a current report on Form 8-K dated April 19, 2007).  Each of the stock and option awards contain termination and acceleration provisions.  See Item 11, “Executive Compensation.”

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

Stock Repurchases

There were no repurchases of our common stock in 2007.

Equity Compensation Plan Information

Information relating to compensation plans under which equity securities of the company are authorized for issuance is set forth in Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this annual report on Form 10-K, incorporated herein by reference.

PERFORMANCE GRAPH

The following graph shows a five-year comparison of cumulative total shareholder returns for the company, the Nasdaq Market Index and the Dialysis Center Industry Index from December 31, 2002 through December 31, 2007.  The cumulative total shareholder returns on our common stock was measured by dividing the difference between our share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.  The total shareholder return assumes $100 invested at the beginning of the period in our common stock, in the Nasdaq Market Index and the Dialysis Center Industry Index.  We did not pay dividends on our common stock during the measurement period and the calculations of cumulative total shareholders return on the common stock did not include dividends.  Our share price was adjusted to reflect a two-for-one stock split on January 28, 2004.  This graph is presented in accordance with SEC requirements.  You are cautioned against drawing any conclusions from this information, as past results are not necessarily indicative of future performance.  This graph in no way reflects a forecast of future financial performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG DIALYSIS CORPORATION OF AMERICA,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JANUARY 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2007

	2002	2003	2004	2005	2006	2007
Dialysis Corporation of America	100.00	168.34	1227.64	504.02	638.69	427.14
Dialysis Centers Industry	100.00	144.14	210.04	261.79	318.89	360.68
NASDAQ Market Index	100.00	150.36	163.00	165.58	183.68	201.91

The current composition of SIC Code 8092 – Dialysis Centers Industry – is as follows:

DaVita Inc.
Dialysis Corporation of America
Fresenius Medical Care AG & Co. KGaA.

The performance graph is furnished, not filed, and is not deemed to be soliciting material under the proxy rules or incorporated by reference into any company filing.

Item 6.  Selected Financial Data

The following selected financial data for the five years ended December 31, 2007 is derived from the audited consolidated financial statements of the company and its subsidiaries.  The consolidated financial statements and related notes for the three years ended December 31, 2007, together with the related Reports of Independent Certified Public Accountants, are included elsewhere in this annual report on Form 10-K.  The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Consolidated Statements of Operations Data
	(in thousands except per share amounts)
	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenues(1)	$74,535	$62,460	$45,392	$40,986	$29,997
Net income	3,086	3,049	1,900	2,214	1,150
Earnings per share(2)
Basic	.32	.32	.22	.27	.15
Diluted	.32	.32	.20	.25	.13

	Consolidated Balance Sheet Data
	(in thousands)
	December 31,
	2007	2006	2005	2004	2003
Working capital	$18,612	$17,098	$7,617	$3,644	$3,773
Total assets	54,846	49,856	38,803	26,490	19,604
Intercompany advance payable
from Medicore
(non-current portion)(3)	---	---	---	449	234
Intercompany note and accrued interest
Payable to Medicore(3)	---	---	---	1,462	---
Long term debt, net of current portion	7,009	8,618	635	1,586	2,097
Stockholders’ equity	32,006	29,061	25,613	13,330	10,970

_________________________

(1)	Prior year amounts have been reclassified to conform to current year presentation.

(2)	All share and per share data retroactively adjusted for two-for-one stock split effected January 28, 2004.

(3)	Pursuant to merger with former parent company, Medicore, Inc. in September, 2005, intercompany indebtedness was forgiven.

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

Overview

We provide dialysis services, primarily kidney dialysis treatments through 35 outpatient dialysis centers, including one center acquired effective January 1, 2008 (See Note 14 to “Notes to Consolidated Financial Statements”), two centers acquired in the first quarter of 2007, three centers acquired in the first quarter of 2006, and three additional centers opened during 2006, to patients with chronic kidney failure, also know as end-stage renal disease or ESRD.  We provide dialysis treatments to dialysis patients of 12 hospitals and medical centers through acute inpatient dialysis services agreements with those entities.  We provide homecare services, including home peritoneal dialysis.

Quality Clinical Results

Our goal is to provide consistent quality clinical care to our patients from caring and qualified doctors, nurses, patient care technicians, social workers and dieticians.  We have demonstrated an unwavering commitment to quality renal care through our continuous quality improvement initiatives.  We strive to maintain a leadership position as a quality provider in the dialysis industry and often set our goals to exceed the national average standards.  See Item 1, “Business – Operations – Quality Clinical Results.”

Patient Treatments

The following table shows the number of in-center, home peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including one center we managed until January 1, 2008(1) and one in which we had a 40% ownership interest until August 1, 2006(2), and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Year Ended December 31,
	2007		2006		2005
In center	228,456		197,628		155,130
Home peritoneal	15,940		16,115		16,942
Acute	7,930		6,350		7,100
	252,326	(3)	220,093	(3)	179,172	(3)

(1)	At that date we acquired the 80% controlling interest.
(2)	At that date this center was consolidated, in which center we acquired the other 60% interest in December, 2006, and subsequently sold 30% to that facility’s medical director in 2007.
(3)
Treatments by the Georgia center managed through December 31, 2007 and acquired effective January 1, 2008 include: in-center treatments of 10,631; 9,428; and 8,888; respectively, for 2007, 2006 and 2005, home treatments of 506 and 297, respectively for 2007 and 2006 and no acute treatments.

New Business Development

Our future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us.  Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. We currently have two dialysis facilities under development (including one center we will manage pursuant to a management services agreement with provisions pursuant to which we can acquire a controlling interest in the future.  There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial 12 months of operations, or when they achieve consistent profitability, whichever is sooner. For the year ended December 31, 2007, we incurred an aggregate of approximately $608,000 in pre-tax losses for start-up centers compared to $1,423,000 for the preceding year, primarily due to less centers in the start-up phase on average during 2007 than during 2006.

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

Reimbursement

Approximately 57% of our medical services revenue for 2007 was derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes.  Congress approved a 1.6% composite rate increase for each of 2005, 2006 and 2007.  In 2007, Medicare changed the way it reimburses dialysis providers, which includes revision of pricing for separately billable drugs and biologics, with an add-on component to make the change budget-neutral.  Medicare also implemented a case mix payment system as an adjustment to the composite rate.  See Item 1, “Business – Operations – Medicare Reimbursement.”  Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.

The following table shows the breakdown of our revenues by type of payor for the periods presented:

	Year Ended December 31,
	2007	2006	2005
Medicare	49%	52%	51%
Medicaid and comparable programs	8%	9%	8%
Hospital inpatient dialysis services	4%	3%	5%
Commercial insurers and other private payors	39%	36%	36%
	100%	100%	100%

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

	Year Ended December 31,
	2007		2006		2005
Outpatient hemodialysis services	$39,880	55%	$32,856	54%	$23,084	52%
Home and peritoneal dialysis services	3,736	5%	3,625	6%	3,198	7%
Inpatient hemodialysis services	2,897	4%	2,191	3%	2,055	5%
Ancillary services	26,658	36%	22,467	37%	16,350	36%
	$73,171	100%	$61,139	100%	$44,687	100%

Compliance

The healthcare industry is subject to extensive regulation by federal and state authorities.  There are a variety of fraud and abuse measures to combat waste, including Anti-Kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs.  Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition.  See Item 1, “Business – Government Regulation.”  We have developed a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.  Among the different programs is our Compliance Program, which has been implemented to assure our compliance with fraud and abuse laws and to supplement our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders.  See Item 1, “Business – Corporate Integrity Program.”

Results of Operations

The following table shows our results of operations (in thousands):

	Year Ended December 31,
	2007	2006	2005
Medical services revenue	$73,171	$61,139	$44,687
Product sales	1,078	891	207
Total sales	74,249	62,030	44,894
Other income	286	430	498
Total operating revenues	74,535	62,460	45,392

Cost of medical services	44,248	36,969	27,860
Cost of product sales	598	549	119
Total cost of sales	44,846	37,518	27,979
Corporate selling, general and administrative expenses	7,917	6,460	4,524
Facility selling, general and administrative expenses	11,423	8,988	7,183
Total selling, general and administrative expense	19,340	15,448	11,707
Stock compensation expense	218	276	---
Depreciation and amortization	2,619	2,319	1,749
Provision for doubtful accounts	1,665	1,199	571
Total operating costs and expenses	68,688	56,760	42,006

Operating income	5,847	5,700	3,386

Other (expense) income	(40)	101	66

Income before income taxes, minority and other
Equity interests and equity in affiliate earnings	5,807	5,801	3,452

Income tax provision	1,615	2,086	1,427

Income before minority and other equity interests
and equity in affiliate earnings	4,192	3,715	2,025

Minority and other equity interests in income of
consolidated subsidiaries	(1,106)	(920)	(454)

Equity in affiliate earnings	---	254	329

Net income	$3,086	$3,049	$1,900

2007 Compared to 2006

Medical services revenue increased approximately $12,032,000 (20%) for the year ended December 31, 2007, compared to the preceding year.  Medical services revenue for 2007 includes approximately $442,000 of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $688,000 in the preceding year.  See Note 1 to “Notes to Consolidated Financial Statements.”  Dialysis treatments performed increased from approximately 220,000 in 2006 to approximately 252,000 in 2007, a 15% increase which includes treatments at managed facilities, one for which we acquired the 60% interest not already owned by the company in December, 2006, and one in which we acquired an 80% interest effective January 1, 2008 (see Note 8 and Note 13 to “Notes to Consolidated Financial Statements”).  The increase in treatments includes treatments at the three centers acquired in the first quarter of 2006, three new centers opened during 2006, and two centers acquired in the first quarter of 2007.  Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us.  This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service.  We routinely recognize these revenues as we become aware that these limits have been met.

We record contractual adjustments based on fee schedules for a patient’s insurance plan except in circumstances where the schedules are not readily determinable, in which case rates are estimated based on similar insurance plans and subsequently adjusted when actual rates are determined.  Out-of-network providers generally do not provide fee schedules and coinsurance information and, consequently, represent the largest portion of contractual adjustment changes.  Estimated contractual adjustments for 2006 and prior years made during 2007 resulted in approximately a $381,000 reduction in revenues in 2006.  Based on historical data we do not anticipate that a change in estimates would have a significant impact on our financial conditions or results of operations.

Operating income increased approximately $147,000 (3%) for the year ended December 31, 2007, compared to the preceding year, including in start-up costs associated with our new centers of $608,000 in 2007 compared to $1,423,000 in the preceding year.

Other operating income, representing management fee income pursuant to management services agreements with our Toledo, Ohio facility (until its consolidation effective August 1, 2006) and a Georgia center in which we acquired an 80% interest effective January 1, 2008, decreased approximately $144,000 during 2007 compared to the preceding year.  This decrease largely resulted from the consolidation of our Toledo facility effective August 1, 2006 whereas that facility had previously been accounted for on the equity method with no revenue elimination in our consolidated financial statements.  See Note 8 and Note 13 to “Notes to Consolidated Financial Statements.”

Cost of medical services sales as a percentage of sales was stable and amounted to 60% for the year ended December 31, 2007 and for the preceding year.

Approximately 27% of our medical services revenue for the year ended December 31, 2007 derived from the administration of EPO to our dialysis patients compared to 28% for the preceding year.  Beginning in 2006, Medicare reimburses dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complementary increases in the composite rate.  We believe these changes have had little impact on our average Medicare revenue per treatment.  See Item 1, “Business – Operations – Medicare Reimbursement.”

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005.  Operations of the medical products division are included in our operating results subsequent to the merger.  These operations represent a minor portion of our operations with operating revenues of $1,078,000 during 2007, and $891,000 during 2006 (1.4% of total 2007 and 2006 operating revenues).  Operating income for the medical products division was $186,000 for 2007 and $69,000 for 2006 (3.1% of total 2007 operating income and 1.2% of total 2006 operating income).

Cost of sales for our medical products division amounted to 56% of sales for the year ended December 31, 2007 and 62% of sales for the year ended December 31, 2006.  Cost of sales for this division is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $3,892,000 (25%) for the year ended December 31, 2007, compared to the preceding year.  This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations.  Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue.  Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 26% for the year ended December 31, 2007 compared to 25% for the preceding year.

Provision for doubtful accounts increased approximately $466,000 for year ended December 31, 2007, compared to the preceding year.  The provision amounted to 2% of sales for the year ended December 31, 2007 and for the preceding year.  Medicare bad debt recoveries of $253,000 were recorded during the year ended December 31, 2007, compared to approximately $537,000 for the preceding year.  Without the effect of the Medicare bad debt recoveries, the provision would have amounted to 3% of sales for the year ended December 31, 2007 and for the preceding year.  The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings.  The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix.  Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days sales outstanding were 89 as of December 31, 2007 compared to 82 as of December 31, 2006.  Days sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix.  Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Other non-operating income decreased approximately $141,000 for the year ended December 31, 2007, compared to the preceding year.  This includes an increase in interest income of $29,000, an increase in rental income of $19,000, an increase in miscellaneous other income of $73,000 and an increase in interest expense to unrelated parties of $347,000 due to increased average non-inter-company borrowings and net litigation settlement expense of $85,000 in 2006.  The prime rate was 7.25% at December 31, 2007, and 8.25% at December 31, 2006.  See Note 1 and Note 2 of “Notes to the Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

Minority and other equity interests represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results.  Equity in affiliate earnings represents our proportionate interest in the earnings of our Toledo, Ohio subsidiary until its consolidation effective August 1, 2006, prior to which it was accounted for on the equity method.  See Note 1 and Note 8 to “Notes to Consolidated Financial Statements.”

2006 Compared to 2005

Medical services revenue increased approximately $16,452,000 (37%) for the year ended December 31, 2006, compared to the preceding year.  Medical services revenue for 2006 includes approximately $688,000 of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $43,000 in the preceding year.  See Note 1 to “Notes to Consolidated Financial Statements.”  Dialysis treatments performed increased from 179,172 in 2005 to 219,464 in 2006, a 22% increase which includes treatments at managed facilities, one for which we acquired the 60% interest not already owned by the company in December, 2006, and one of which we are acquiring an 80% interest (see Note 8 and Note 13 to “Notes to Consolidated Financial Statements”).  The increase in treatments includes treatments at the three new centers we opened during 2005 that were in operation throughout 2006, three centers acquired in the first quarter of 2006, and three new centers opened during 2006.  Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us.  This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service.  We routinely recognize these revenues as we become aware that these limits have been met.

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

Other operating income, representing management fee income pursuant to management services agreements with our Toledo, Ohio facility (until its consolidation effective August 1, 2006) and an unaffiliated Georgia center decreased approximately $68,000 during 2006 compared to the preceding year.  This decrease largely resulted from the consolidation of our Toledo facility effective August 1, 2006 whereas that facility had previously been accounted for on the equity method with no revenue elimination in our consolidated financial statements.  See Note 1 and Note 8 to “Notes to Consolidated Financial Statements.”

Cost of medical services sales as a percentage of sales decreased to 60% for the year ended December 31, 2006, compared to 62% for the preceding year, as a result of decreases in payroll costs and supply costs as a percentage of medical service sales.

Approximately 28% of our medical services revenue for the years ended December 31, 2006 and December 31, 2005 derived from the administration of EPO to our dialysis patients.  Beginning in 2006, Medicare reimburses dialysis providers for the top ten most utilized ESRD drugs at an amount equal to the cost of such drugs as determined by the Inspector General of HHS, with complimentary increases in the composite rate.  We believe these changes have had little impact on our average Medicare revenue per treatment.  See Item 1, “Business – Operations – Medicare Reimbursement.”

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005.  Operations of the medical products division are included in our operating results subsequent to the merger.  These operations represent a minor portion of our operations with operating revenues of $891,000 during 2006, and $207,000 during 2005 (1.4% of total 2006 operating revenues and ..5% of total 2005 operating revenues).  Operating income for the medical products division was $69,000 for 2006 and $25,000 for 2005 (1.2% of total 2006 operating income and .7% of total 2005 operating income).

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

Other non-operating income decreased approximately $117,000 for the year ended December 31, 2006, compared to the preceding year.  This includes an increase in interest income of $94,000, an increase in rental income of $131,000, an increase in miscellaneous other income of $5,000 and an increase in interest expense to unrelated parties of $262,000 due to increased average non-inter-company borrowings and an increase in average interest rates and net litigation settlement expense of $85,000.  Interest expense to our former parent, Medicore, Inc., decreased $158,000 for the year ended December 31, 2006 compared to the preceding year as a result of our merger with our former parent in September 2005.  Both the intercompany advance payable and the demand promissory note payable, as well as accrued interest on the note, were forgiven in conjunction with our merger with our former parent.  The prime rate was 8.25% at December 31, 2006, and 7.25% at December 31, 2005.  See Notes 1, 2, 3, 4 and 11 of “Notes to the Consolidated Financial Statements.”

Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

Minority interest represents the proportionate equity interests of minority owners of our subsidiaries whose financial results are included in our consolidated results.  Equity in affiliate earnings represents our proportionate interest in the earnings of our Toledo, Ohio subsidiary until its consolidation effective August 1, 2006, prior to which it was accounted for on the equity method.  See Note 1 and Note 8 to “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

Working capital totaled approximately $18,612,000 at December 31, 2007, which reflected an increase of $1,515,000 (9%) during the current year.  Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,044,000, which included net cash provided by operating activities of $5,570,000; net cash used in investing activities of $5,029,000 (including additions to property and equipment of $2,521,000; and payments of $2,518,000 on dialysis center acquisitions), and net cash used in financing activities of $1,584,000 (including borrowings of $2,550,000 under our line of credit, repayments of $4,100,000 on our line of credit, other debt repayments of $133,000, distributions to subsidiary minority members of $729,000, capital contributions of $78,000 by subsidiary minority members and a minority investment in our  Toledo, Ohio subsidiary of $750,000).

Net cash provided by operating activities consists of net income before non-cash items consisting of depreciation and amortization of $2,619,000, bad debt expense of $1,665,000, deferred income tax of $132,000, deferred tax asset utilized of $908,000, income applicable to minority interest of $1,106,000, and non-cash stock compensation expense of $217,000, as adjusted for changes in components of working capital.  Significant changes in components of working capital, in addition to the $1,044,000 increase in cash, included an increase in refundable income taxes of $294,000, an increase in accounts receivable of $4,465,000, a decrease of $333,000 in prepaid expenses and other current assets, and increases in accounts payable of $2,064,000 and accrued expenses of $417,000.  The decrease in prepaid expenses and other current assets includes the sale of $626,000 of property classified as property to be sold at December 31, 2006, the collection of $417,000 from the minority owner in our 60% owned subsidiary that purchased the York, Pennsylvania center, a deposit of approximately $400,000 toward our self-insured health insurance plan and an increase of approximately $383,000 in our estimated Medicare bad debt recovery receivable. The decrease in income taxes payable at $627,000 which includes income tax payments and utilization of a deferred tax asset from net operating loss carryforward.  The major source of cash from operating activities is medical service revenue.  The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan.  This loan had a remaining principal balance of $526,000 at December 31, 2007 and $555,000 at December 31, 2006.  In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia which we refinanced upon maturity in April, 2006 for an additional five years with a new maturity of April, 2011. This loan had an outstanding principal balance of approximately $589,000 at December 31, 2007 and $617,000 at December 31, 2006.  See Note 2 to “Notes to Consolidated Financial Statements.”

We had an equipment financing agreement for kidney dialysis machines that had an outstanding balance of approximately $76,000 at December 31, 2006, that was paid during 2007.  There was no additional equipment financing under this agreement during 2007.  See Note 2 to “Notes to Consolidated Financial Statements.”

We acquired an 80% interest in a Georgia center effective January 1, 2008 are in the process of developing a new dialysis center in each of Indiana and Pennsylvania with the Indiana center to be managed by the company with provisions for the company to acquire a controlling interest in the future.  See Note 1 and Note 13 to “Notes to Consolidated Financial Statements.”

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers.  Such expansion requires capital.  We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association.  See Note 2 to “Notes to Consolidated Financial Statements.”  To assist with our future expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with Key Bank National Association in October, 2005 that we have extended for one additional year.  No amounts were financed under this new credit facility during 2005.  We have outstanding borrowings of $5,950,000 under this credit facility as of December 31, 2007.  No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.  See Item 1, “Business-Business Strategy.”

Aggregate Contractual Obligations

As of December 31, 2007, our contractual obligations (in thousands), including payments due by period, are as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$7,065	$56	$6,074	$134	$801

Operating leases	11,194	2,524	3,899	2,759	2,012

Expected interest payments:
Long-term debt	1,004	421	145	126	312

Purchase obligations:
Medical services	7,046	1,607	2,353	1,401	1,685
Miscellaneous purchase obligations	101	101	0	0	0
Total purchase obligations	7,147	1,708	2,353	1,401	1,685

Total contractual obligations	$26,410	$4,709	$12,471	$4,420	$4,810

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

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the definitions of a business and a business combination and requires all assets and liabilities of an acquired business (for full, partial and step acquisitions) to be recorded at fair values, with limited exceptions.  SFAS will be effective for us in 2009.  The company is evaluating the impact on its financial statements of adopting SFAS 141R.  See Note 1 to “Notes to Consolidated Financial Statements.”

In February, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for us beginning January 1, 2008 for assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  We are evaluating the impact on our financial statements of adopting SFAS 159.  See Note 1 to “Notes to Consolidated Financial Statements.”

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51.  SFAS 160 requires non controlling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and noncontrolling interest with these amounts disclosed on the face of the consolidated income statement and requires any losses attributable to the noncontrolling interest in excess of noncontrolling interest in equity to be allocated to the noncontrolling interest.  SFAS 160R will be effective for us in 2009.  The company is evaluating the impact on its financial statements.  See Note 1 to “Notes to Consolidated Financial Statements.”

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make complex judgments and estimates.  On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, a valuation allowance for our deferred tax assets and determining the recoverability of our long-lived assets.  The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources.  Actual results may differ from the amounts estimated and recorded in our financial statements.

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

In those situations where a patient’s insurance fee schedule cannot be readily determined, which typically occurs with out of network providers, we estimate fees based on our knowledge base of historical data for patients with similar insurance plans.  Our internal controls, including an ongoing review and follow-up on estimated fees, allows us to make necessary changes to estimated fees on a timely basis.  When the actual fee schedule is determined, we adjust the amounts originally estimated, and then use the actual fees to estimate fees for similar future situations.  We adhere to the guidelines of Staff Accounting Bulletin Topic 13 (“SAB 104”) in regard to recording reasonable estimates of revenue based on our historical experience and identifying on a timely basis necessary changes to estimates.

Allowance for Doubtful Accounts:  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patients or their insurance carriers to make required payments.  Based on historical information, we believe that our allowance is adequate.  Changes in general economic, business and market conditions could result in an impairment in the ability of our patients and the insurance companies to make their required payments, which would have an adverse effect on cash flows and our results of operations.  The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience.  We use a combination of percentage of sales and the aging of accounts receivable to establish an allowance for losses on accounts receivable.  We adhere to the guidelines of Statement of Financial Accounting Standards No. 5 (“SFAS 5”), “Accounting for Contingencies” in determining reasonable estimates of accounts for which uncollectibility is possible.

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

Goodwill and Intangible Asset Impairment:  In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  This impairment test requires the determination of the fair value of the intangible asset.  If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  We adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” effective January 1, 2002, and are required to analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

Long-Lived Assets:  We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets.  In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  These computations are complex and subjective.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $2,364,000 at December 31, 2007.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates.  There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $7,065,000 at December 31, 2007.

We have exposure to both rising and falling interest rates.  Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $56,000 on our results of operations for the year ended December 31, 2007.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section to this annual report, specifically, Part IV, Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” subpart (a)1, “All Financial Statements – See Index to Consolidated Financial Statements,” and subpart (a)2, “Financial Statement Schedules – See Index to Consolidated Financial Statements,” and begins on page F-1 of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and CEO, and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.  These disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and CEO, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon such evaluation, our President and CEO, and our Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed by, or under the supervision of, our President and CEO and Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes polices and procedures that:

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Management’s assessment included an examination of the design of the company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.  Based on management’s assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.  Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, has been audited by Moore Stephens, P.C., an independent registered public accounting firm, as stated in their report attached to this annual report on Form 10-K, which expresses unqualified opinions with respect to management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of December 31, 2007.

Item 9B.  Other Information

To the best of our knowledge, we have reported all information required to be disclosed in our current reports on Form 8-K during the fourth quarter of 2007.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information concerning the company’s directors and executive officers is incorporated herein by reference to the company’s 2008 proxy statement* under the captions “Proposal No. 1: Election of Directors” and “Information About Directors and Executive Officers.”

Information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the company’s 2008 proxy statement* under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

The company adopted a Code of Ethics and Business Conduct, referred to as the Code of Ethics, that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Controller, and persons performing similar functions, as well as other employees.  See Item 1, “Business – Corporate Integrity Program – Code of Ethics.”  See also “Code of Ethics” in the company’s 2008 proxy statement* incorporated herein by reference.  The Code of Ethics is available on our website at www.dialysiscorporation.com under the caption, “Investor Relations.”  A copy of the Code of Ethics is also available without charge upon request from the Chief Financial Officer at Dialysis Corporation of America, 214 Senate Avenue, Suite 300, Camp Hill, PA 17011.  If we make substantive amendments to our Code of Ethics or grant any waiver from a provision of it, which has not occurred to date, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Information concerning the audit, nominating and compensation committees and their charters and policies, and the audit committee report is incorporated herein by reference to the company’s 2008 proxy statement* under the captions “Corporate Governance,” “Compensation Committee Report” and “Report of the Audit Committee.”  The audit, nominating and compensation committee charters outline those committees’ purposes, membership requirements, administration and responsibilities.  Each committee member is independent as defined under the market rules of the Nasdaq Stock Market.  Each committee reviews and updates its charter at least annually, which charters are approved by the board of directors.  All the charters are posted on our website at www.dialysiscorporation.com under the caption “Investor Relations.”  The charter information is also available in print without charge to any shareholder who requests it from our Secretary, Joshua M. Jaffe, Esq., at Jaffe & Falk, LLC, 777 Terrace Avenue, Hasbrouck Heights, NJ 07604.

Item 11.  Executive Compensation

Information concerning Compensation Discussion and Analysis, the Compensation Committee Report and management and director compensation is incorporated herein by reference to the company’s 2008 proxy statement* under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Director Compensation.”  Information of our audit committee financial expert is incorporated herein by reference to the company’s 2008 proxy statement* under the captions “Corporate Governance” and “Audit Committee Report.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the company’s 2008 proxy statement* under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information with respect to equity compensation plans approved by shareholders in effect at December 31, 2007. Options and stock awards are only granted under the Dialysis Corporation of America 1999 Incentive Plan, referred to as the DCA Incentive Plan, which has been approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:	68,750 (1) 46,500 (2)	$9.95 N/A	669,154

Equity compensation plans not approved by security holders:	N/A	N/A
_______________

(1)           Includes (i) 18,750 five year options exercisable through June 6, 2009 at $4.02 per share; and (ii) a five year option exercisable through April 15, 2012 at $12.18 per share, vesting in equal increments of 12,500 shares each April 15, 2008 through 2011.  Each of the options provide for adjustments under limited circumstances, and have termination and acceleration provisions.

(2)           Includes (i) 36,500 shares issuable upon vesting pursuant to outstanding stock awards; and (ii) 10,000 shares issuable under the employment agreement with Stephen W. Everett, President and CEO of the company, the vesting of which is subject to satisfaction of performance criterion.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference to the company’s 2008 proxy statement* under the captions “Proposal No. 1: Election of Directors,” “Information About Directors and Executive Officers” and “Corporate Governance.”

Item 14.  Principal Accountant Fees and Services

Information concerning fees and services of the company’s independent auditors is incorporated herein by reference to the company’s 2008 proxy statement* under the caption “Proposal No. 2: Ratification of the Appointment of the Independent Auditors.”

*
The company’s definitive proxy statement relating to the upcoming annual meeting of shareholders will be filed within 120 days of the end of the company’s fiscal year, which is no later than April 30, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following is a list of documents filed as part of this report.

	1.	All financial statements – See Index to Consolidated Financial Statements.

	2.	Financial statement schedules – See Index to Consolidated Financial Statements.

(b)	Exhibits +

	3.1	Articles of Incorporation ‡

	3.2	By-Laws of the Company, as amended October 30, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated November 5, 2007, Exhibit (3)(ii)). ‡

	4	Instruments defining the rights of equity holders, including indentures

	4.1	Form of Common Stock Certificate of the Company ‡

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

	10.2	Guaranty Agreement from the Company to St. Michaels Bank dated December 3, 1999 (incorporated by reference to the Company’s December Form 8-K, Item 7(c)(99)(ii)).

	10.3	The Company’s Section 125 Plan effective September 1, 2002 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Part II, Item 6(99)).

10.4
Agreement of Lease by and between Copt Concourse, LLC and the Company dated March 31, 2004 (incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2004, item 7(c)(10((i)).

10.5
Credit Agreement between the Company and KeyBank National Association dated October 24, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated October 27, 2005 (“October 2005 Form 8-K”), Item 9.01(d)(10)(i)).

10.6	Revolving Credit Note dated October 24, 2005 (incorporated by reference to the Company’s October 2005 Form 8-K, Item 9.01(d)(10)(ii)).

10.7
Guaranty of Payment by the Company’s Wholly-Owned Subsidiaries in favor of KeyBank National Association dated October 24, 2005 (incorporated by reference to the Company’s October 2005 Form 8-K, Item 9.01(d)(10)(iii)).

10.8	Pledge Agreement by the Company in favor of KeyBank National Association dated October 24, 2005 (incorporated by reference to the Company’s October 2005 Form 8-K, Item 9.01(d)(10)(iv).

10.9
Amendment No. 1 to Credit Agreement between the Company and KeyBank National Association dated December 15, 2005 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 16, 2005, Item 9.01(d)(10)(i)).

10.10
Amendment No. 2 to Credit Agreement between the Company and KeyBank National Association dated as of February 14, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, Part IV, Item 15, (10.19)).

10.11
Employment Agreement between the Company and Stephen W. Everett dated February 22, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2006, Item 9.01(d)(10)10.1).*

10.12	Promissory Note by the Company to American Banking Company, dated April 3, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 4, 2006, Item 9.01(d)(99) 99.1).

10.13
Amendment No. 3 to Credit Agreement between the Company and KeyBank National Association dated July 27, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated August 2, 2006, Item 9.01(d)(10)(i)).

10.14
Debt Modification Agreement by DCA of Vineland, LLC(1) dated May 25, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 26, 2006 (“May 2006 Form 8-K”), Item 9.01(d)(99) 99.1).

10.15	Notice and Consent to Modification by Guarantor [the Company] dated May 25, 2006 (incorporated by reference to the Company’s May 2006 Form 8-K, Item 9.01 (d)(99) 99.2)

10.16
Amendment No. 4 to Credit Agreement between the Company and KeyBank National Association dated December 7, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K dated December 17, 2007, Item 9.01(d)(10(i)).

10.17	1999 Stock Incentive Plan of the Company, as amended (April, 2006) (incorporated by reference to the Company’s Current Report on Form 8-K dated March 5, 2008, Item 9.01(d)(99)(ii).

14	Code of Ethics

14.1	Code of Ethics and Business Conduct, as amended, September 6, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K dated September 12, 2006, Item 14.1).

21	Subsidiaries of the Company

23	Consent of experts and counsel

23.1	Consent of Moore Stephens, P.C.

31	Rule 13a-14(a)/15d-14(a) Certifications.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350(2).

_________________________

*	Management contract or compensatory plan or arrangement.

+	Documents incorporated by reference not included in Exhibit Volume.

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

March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS K. LANGBEIN	Chairman of the Board of Directors	March 14, 2008
Thomas K. Langbein

/s/ STEPHEN W. EVERETT	President, Chief Executive Officer
Stephen W. Everett	and Director	March 14, 2008

/s/ DANIEL R. OUZTS	Vice President of Finance, Chief
Daniel R. Ouzts	Financial Officer* and Treasurer	March 14, 2008

/s/ ANDREW JEANNERET	Vice President of Finance*	March 14, 2008
Andrew Jeanneret	(principal accounting officer)

/s/ PETER D. FISCHBEIN	Director	March 14, 2008
Peter D. Fischbein

/s/ ROBERT W. TRAUSE	Director	March 14, 2008
Robert W. Trause

/s/ ALEXANDER BIENENSTOCK	Director	March 14, 2007
Alexander Bienenstock

*
Upon filing of this Annual Report on Form 10-K for the year ended December 31, 2007, Andrew Jeanneret will succeed to the position of Chief Financial Officer in lieu of Daniel R. Ouzts, who will continue as Vice President, Finance and Treasurer.

ANNUAL REPORT ON FORM 10-K
ITEM 8, ITEM 15(a) (1) and (2)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
FINANCIAL STATEMENT SCHEDULES
YEAR ENDED DECEMBER 31, 2007
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Dialysis Corporation of America

We have audited the accompanying consolidated balance sheets of Dialysis Corporation of America as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited Dialysis Corporation of America's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO).  Dialysis Corporation of America's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dialysis Corporation of America as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Dialysis Corporation of America maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission(COSO).

Moore Stephens, P.C.
Cranford, NJ
March 13, 2008

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,447,820	$3,491,569
Accounts receivable, less allowance
of $2,114,000 at December 31, 2007,
$2,512,000 at December 31, 2006	20,159,926	15,695,302
Inventories, less allowance for obsolescence
of $25,000 at December 31. 2007; $78,000 at December 31, 2006	2,006,661	1,985,415
Deferred income tax asset	998,000	1,105,000
Prepaid expenses and other current assets	2,845,675	3,178,788
Refundable income taxes	467,731	174,174
Total current assets	28,925,813	25,630,248

Property and equipment:
Land	1,333,191	1,338,191
Buildings and improvements	5,716,904	6,128,626
Machinery and equipment	12,359,797	12,056,713
Leasehold improvements	9,356,531	7,921,149
	28,766,423	27,444,679
Less accumulated depreciation and amortization	12,264,029	11,091,432
	16,502,394	16,353,247

Deferred income taxes	---	359,295
Goodwill	8,576,893	6,681,160
Other assets	841,092	831,776
Total other assets	9,417,985	7,872,231
	$54,846,192	$49,855,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,062,611	$1,998,125
Accrued expenses	6,161,588	5,744,348
Income taxes payable	33,297	660,092
Current portion of long-term debt	56,000	130,000
Total current liabilities	10,313,496	8,532,565

Long-term debt, less current portion	7,009,419	8,618,325
Deferred income tax liability	574,000	---
Total liabilities	17,896,915	17,150,890

Minority interest in subsidiaries	4,942,797	3,643,347

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares:
9,573,596 shares issued and outstanding at December 31, 2007;
9,564,346 shares issued and outstanding at December 31, 2006	95,736	95,643
Additional paid-in capital	15,587,782	15,729,206
Retained earnings	16,322,962	13,236,640
Total stockholders' equity	32,006,480	29,061,489
	$54,846,192	$49,855,726

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
Operating revenues:
Sales:
Medical services revenue	$73,170,573	$61,138,963	$44,686,579
Product sales	1,077,988	891,242	206,941
Total sales revenues	74,248,561	62,030,205	44,893,520
Other income	286,174	430,033	498,257
	74,534,735	62,460,238	45,391,777
Cost and expenses:
Cost of sales revenues:
Cost of medical services	44,248,309	36,968,682	27,859,804
Cost of product sales	598,086	549,590	119,327
Total cost of sales revenues	44,846,395	37,518,272	27,979,131
Selling, general and administrative expenses
Corporate	7,917,038	6,460,309	4,674,367
Facility	11,423,072	8,988,078	7,032,596
Total	19,340,110	15,448,387	11,706,963
Stock compensation expense	217,474	275,438	---
Depreciation and amortization	2,619,049	2,319,070	1,748,738
Provision for doubtful accounts	1,665,120	1,198,995	571,016
	68,688,148	56,760,162	42,005,848

Operating income	5,846,587	5,700,076	3,385,929

Other income (expense):
Interest income officer/director note	---	---	5,527
Interest expense on note and advances
payable to parent	---	---	(157,591)
Other (expense) income, net	(39,637)	100,968	217,821
	(39,637)	100,968	65,757
Income before income taxes, minority and other
equity interests and equity in affiliate earnings	5,806,950	5,801,044	3,451,686

Income tax provision	1,614,892	2,085,874	1,426,552

Income before minority and other equity interests
and equity in affiliate earnings	4,192,058	3,715,170	2,025,134

Minority and other equity interests in income
of consolidated subsidiaries	(1,105,736)	(919,739)	(454,214)

Equity in affiliate earnings	---	253,765	328,732

Net income	$3,086,322	$3,049,196	$1,899,652

Earning per share:
Basic	$.32	$.32	$.22
Diluted	$.32	$.32	$.20

Weighted average shares outstanding:
Basic	9,572,893	9,484,926	8,769,399
Diluted	9,607,672	9,575,733	9,266,905

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Capital in
	Common	Excess of	Retained
	Stock	Par Value	Earnings	Total

Balance January 1,2005	$84,858	$4,957,146	$8,287,792	$13,329,796

Exercise of stock options for 330,616
shares of common stock	3,306	329,329	---	332,635

Merger with former parent
(449,103 shares)	4,491	10,046,500	---	10,050,991

Net income	---	---	1,899,652	1,899,652

Balance December 31, 2005	92,655	15,322,975	10,187,444	25,613,074

Exercise of stock options for 303,750
shares of common stock, net of 27,205
shares tendered in payment; includes
tax effect of $31,000	2,765	411,484	---	414,249

Share compensation issued (22,250 shares)	223	258,848	---	259,070

Payment to dissenting merger shareholders	---	(2,100)	---	(2,100)

Merger deferred tax adjustment	---	(272,000)	---	(272,000)

Net income	---	---	3,049,196	3,049,196

Balance at December 31, 2006	95,643	15,729,206	13,236,640	29,061,489

Share compensation issued (9,250 shares)	93	103,476	---	103,569

Stock option compensation vesting	---	58,259	---	58,259

Sale of minority interest by subsidiary	---	(303,159)	---	(303,159)

Net income	---	---	3,086,322	3,086,322

Balance at December 31, 2007	$95,736	$15,587,782	$16,322,962	$32,006,480

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$3,086,322	$3,049,196	$1,899,652
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,583,506	2,303,795	1,735,559
Amortization	35,543	15,275	13,179
Bad debt expense	1,665,120	1,198,995	571,016
Inventory obsolescence adjustment	(52,836)	---	---
Deferred income tax provision (benefit)	132,343	(331,413)	(63,930)
Deferred tax asset utilized	907,952	1,190,000	1,309,283
Stock and stock option compensation expense	217,474	275,438	---
Minority and other equity interests	1,105,736	919,739	454,214
Equity in affiliate earnings	---	(253,765)	(328,732)
Increase (decrease) relating to operating activities from:
Accounts receivable	(6,004,744)	(5,945,256)	(2,462,593)
Inventories	54,376	(411,557)	4,383
Interest receivable on officer loan	---	---	16,696
Prepaid expenses and other current assets	245,913	(716,821)	(150,739)
Refundable income taxes	(293,557)	1,053,132	(1,111,929)
Accounts payable	2,064,486	161,266	95,809
Accrued interest on note payable to former parent	---	---	37,443
Accrued expenses	448,794	(115,824)	(96,676)
Income taxes payable	(626,795)	614,444	---
Net cash provided by operating activities	5,569,633	3,006,644	1,922,635

Investing activities:
Acquisition of former parent	---	---	2,736,500
Payments received on physician affiliate loans	171,025	16,468	17,146
Repayment of officer loan	---	---	95,000
Additions to property and equipment, net of minor disposals	(2,520,735)	(5,196,967)	(5,482,338)
Payment of employment contract liability	---	(1,960,000)	---
Payment dissenting merger shareholders	---	(2,100)	---
Acquisition of dialysis centers	(2,173,134)	(4,161,304)	(380,297)
Distributions from affiliate	---	163,821	339,606
Purchase of minority interests in subsidiaries	(345,000)	---	---
Consolidation of former affiliate	---	149,225	---
Other assets	(161,528)	(1,264)	(55,399)
Net cash used in investing activities	(5,029,372)	(10,992,121)	(2,729,782)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007		2006		2005
Financing activities:
Advances from former parent	$	---	$	---	$161,929
Notes payable to former parent		---		---	3,096,000
Line of credit borrowings		2,550,000		8,000,000	---
Line of credit repayments		(4,100,000)		(500,000)	---
Payments on other long-term debt		(132,906)		(339,582)	(511,933)
Exercise of stock options		---		383,249	332,635
Minority investment in Toledo subsidiary		750,000		---	---
Capital contributions by subsidiaries’ minority members		78,107		1,301,884	434,000
Distribution to subsidiary minority members		(729,211)		(306,062)	(369,530)
Net cash (used in) provided by financing activities		(1,584,010)		8,539,489	3,143,101

(Decrease) increase in cash and cash equivalents		(1,043,749)		554,012	2,335,954
Cash and cash equivalents at beginning of year		3,491,569		2,937,557	601,603
Cash and cash equivalents at end of year		$2,447,820		$3,491,569	$2,937,557

Supplemental disclosure of cash flow information:

Interest paid		$743,000		$395,000	$273,000
Income taxes paid (refunded)		1,496,000		(675,000)	1,301,000
Share payment (87,500 options exercised; 27,205 shares paid)
for stock option exercises		---		351,000	---
Increase in additional paid-in capital from exercise of non-
qualified stock options		---		31,000	---
Net share issuance in merger with former parent		---		---	10,051,000

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments.  We own 35 operating dialysis centers (including one Georgia center acquired effective January 1, 2008) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.  We have two dialysis facilities under development (including one center we will manage pursuant to a management services agreement with provisions pursuant to which we can acquire a controlling interest in the future) and have agreements to provide inpatient dialysis treatments to 12 hospitals.  Subsequent to the completion of our merger with Medicore, Inc., our former parent, we also engage in medical product sales.  The medical products operations are not a significant component of our operations with operating revenues of $1,078,000 in 2007, $891,000 in 2006 and $207,000 in 2005 (1.4% for 2007 and 2006 and .5% for 2005 of operating revenues) and operating income of $186,000 in 2007, $69,000 in 2006 and $25,000 in 2005 (3.1%, 1.2% and .7% respectively of operating income).

Medical Service Revenue

Our revenues by payor are as follows:

	Year Ended December 31,
	2007	2006	2005
Medicare	49%	52%	51%
Medicaid and comparable programs	8	9	8
Hospital inpatient dialysis services	4	3	5
Commercial insurers and other private payors	39	36	36
	100%	100%	100%

Our sources of revenue (in thousands) are as follows:

	Year Ended December 31,
	2007		2006		2005
Outpatient hemodialysis services	$39,880	55%	$32,856	54%	$23,084	52%
Home and peritoneal dialysis services	3,736	5	3,625	6	3,198	7
Inpatient hemodialysis services	2,897	4	2,191	3	2,055	5
Ancillary services	26,658	36	22,467	37	16,350	36
	$73,171	100%	$61,139	100%	$44,687	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.”  Intercompany accounts and transactions have been eliminated in consolidation.  We were formerly a majority owned subsidiary of Medicore, Inc., until the merger of Medicore into the company effected on September 21, 2005.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Our Toledo, Ohio subsidiary, which was 40% owned until December 2006, has been consolidated since August, 2006 due to our taking control of this facility.  This subsidiary was previously accounted for using the equity method of accounting.

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

Vendor Volume Discounts

We have contractual arrangements with certain vendors pursuant to which we receives discounts based on volume of purchases.  These discounts are recorded in accordance with paragraph 4 of EITF 02-16 “Accounting by a Customer for Certain Consideration Received from a Vendor” as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is consumed.

Government Regulation

A substantial portion of our revenues are attributable to payments received under Medicare, which is supplemented by Medicaid or comparable benefits in the states in which we operate.

Reimbursement rates under these programs are subject to regulatory changes and governmental funding restrictions.  Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  We believe we are in compliance with all applicable laws and regulations and are not aware of any pending or threatened investigations involving allegations of potential wrongdoing.  While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusions from the Medicare and Medicaid programs.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.  Although cash and cash equivalents are largely not federally insured, the credit risk associated with these deposits that typically may be redeemed upon demand is considered low due to the high quality of the financial institutions in which they are invested.

Credit Risk

Our primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients.  Combined receivables from Medicare and Medicaid comprised 49% of receivables at December 31, 2007 and 51% December 31, 2006, respectively.

Inventories

Inventories, are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and inventory of our medical products division acquired pursuant to our merger with our former parent.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is comprised as follows:

	December 31,
	2007		2006
Property to be sold	$	---	$625,716
Prepaid expenses		1,112,600	1,089,186
Other		1,733,075	1,463,886
		$2,845,675	$3,178,788

Accrued Expenses

Accrued expenses is comprised as follows:

	December 31,
	2007	2006
Accrued compensation	$1,342,122	$1,817,953
Excess insurance liability	2,789,055	2,835,216
General insurance premiums payable	342,746	329,419
Health insurance premiums payable	687,031	---
Other	1,000,634	761,760
	$6,161,588	$5,744,348

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts we expect from the insurers.  We communicate with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as primary when payor is secondary, and underbillings by us based on estimated fee schedules.  These amounts remain in excess insurance liability until resolution.  We identified approximately $726,000 of the excess insurance liability as of December 31, 2007 and $535,000 as of December 31, 2006, as relating to duplicate payments that will be refunded to the payers.  Approximately $442,000 for 2007 and $688,000 for 2006 of amounts determined to be nonrefundable that had been included in excess insurance liability were recorded in medical services revenues.

We have a self-insured health insurance plan that is administered by a third party administrator.  We are responsible for claims and administrative fees for which the obligation payable at December 31, 2007 was approximately $687,000 included in accrued expenses.  We have a deposit of approximately $400,000 to assure fulfillment of our obligations under the plan that are refundable upon satisfaction of our plan obligations with this deposit included in prepaid expenses and other current assets.

Vendor Concentration

There is only one supplier of erythropoietin (EPO) in the United States.  This supplier and another manufacturer received FDA approval for two alternative products available for dialysis patients, which is indicated to be effective for a longer period than EPO.  The alternative drugs also could be administered by the patient’s physician.  Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability.  There are no other suppliers of any similar drugs available to dialysis treatment providers.  Revenues from the administration of EPO, which amounted to approximately $19,662,000 in 2007, $16,830,000 in 2006 and $12,580,000 in 2005, comprised 27% of medical services revenues in 2007 and 28% in each of 2006 and 2005.

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

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors.  We occasionally provide dialysis treatments on a charity basis to patients who cannot afford to pay.  The amount is not significant, and we do not record revenues related to these charitable treatments.  Product sales are recorded pursuant to stated shipping terms.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Goodwill

Goodwill represents cost in excess of net assets acquired.  We adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142) effective January 1, 2002.  Under FAS 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment, which testing included testing as of December 31, 2007, has indicated no impairment for goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.  Deferred expenses of approximately $207,000 at December 31, 2007 and $135,000 at December 31, 2006 are included in other assets.  Amortization expense was approximately $36,000 for 2007, $15,000 for 2006 and $13,000 for 2005.

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Effective beginning 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes.  FIN 48 has not had a significant effect on our financial condition, results of operations or cash flows.

Stock-Based Compensation

We measure compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period.  Stock compensation expense was approximately $159,000 and $275,000 for shares vesting during 2007 and 2006, respectively, with related income tax benefits of approximately $61,000 and $105,000.

During April, 2007 the company issued an incentive stock option with a total grant date value of $329,000.  This stock option is being expensed over the five-year vesting period and such stock option expense amounted to approximately $58,000 for the year ended December 31, 2007, with no such expense for the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of .666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  As this is an incentive stock option, the related expense is not deductible for tax purposes.

We adopted Statement of Financial Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment:” (“SFAS 123(R)”) effective January 1, 2006.  Provisions of SFAS 123R require companies to recognize the fair value of stock option grants as a compensation costs in their financial

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

statements.  In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to unvested options to be recognized over the vesting period of the options.  The board of directors approved accelerated vesting of all unvested options as of December 31, 2005 resulting in there being no unvested options as of December 31, 2005.

Pro forma information regarding net income and earnings per share has been presented below for 2005 as if we had accounted for our employee stock options under the fair value method required by SFAS 123(R).  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted during 2004, 2003, 2002 and 2001, respectively: risk-free interest rate of 3.83%, 1.44%, 3.73%, and 5.40%; no dividend yield; volatility factor of the expected market price of the company’s common stock of 1.31, 1.07, 1.15 and 1.14, and a weighted-average expected life of 5 years, 4.7 years, 5 years and 4 years.

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

2005
Net income, as reported	$1,900,000

Stock-based employee compensation expense under air value method, net of related tax effects	(430,000)
Pro forma net income	$1,470,000

Earnings per share:
Basic, as reported	$.22
Basic, pro forma	$.17
Diluted, as reported	$.20
Diluted, pro forma	$.16

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Year Ended December 31,
	2007	2006	2005
Net income	$3,086,322	$3,049,196	$1,899,652

Weighted average shares outstanding	9,572,893	9,484,926	8,769,399

Weighted average shares outstanding	9,572,893	9,484,926	8,769,399
Shares issuable for employee stock awards and director fees	23,178	17,701	---
Weighted average shares diluted computation	9,596,071	9,502,627	8,769,399
Effect of dilutive stock options	11,601	73,106	497,506
Weighted average shares, as adjusted diluted computation	9,607,672	9,575,733	9,266,905

Earnings per share:
Basic	$.32	$.32	$.22
Diluted	$.32	$.32	$.20

We had various potentially dilutive outstanding stock options during the periods presented.

Other Income (Expense)

Operating:

Other operating income is comprised as follows:

	Year Ended December 31,
	2007	2006	2005
Management fee income	$286,175	$430,033	$498,257

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Non-operating:

Other non-operating (expense) income is comprised as follows:

	Year Ended December 31,
	2007	2006	2005
Rental income	$389,324	$369,888	$238,743
Interest income	222,163	193,429	99,300
Interest expense	(756,671)	(409,676)	(147,635)
Other	105,547	32,327	27,413
Litigation settlement, net	---	(85,000)	---
Other income, net	$(39,637)	$100,968	$217,821

Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets and accounts payable and accrued expenses in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments.  Debt approximates fair value since such instruments either bear variable interest rates which approximate market or have interest rates approximating those currently available to us for loans with similar terms and maturities.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

New Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements.  SFAS 157 will be effective for us beginning in 2008.  We are evaluating the impact on our financial statements of adopting SFAS 157.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the definitions of a business and business combination and requires all assets and liabilities of an acquired business (for full, partial and step acquisitions) to be recorded at fair values, with limited exceptions.  SFAS 141R requires earn-outs and other contingent consideration to be recorded at fair value on acquisition date and contingencies to be recorded at fair value on acquisition date with provision for subsequent remeasurement.  SFAS 141R requires acquisitions costs to be expensed as incurred and generally requires restructuring costs to be expensed in periods after the acquisition date.  SFAS 141R requires amounts previously called “negative goodwill” which result from a bargain purchase in which acquisition date fair value of identifiable net assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquirer to be recognized in earnings as a gain attributable to the acquirer.  SFAS 141R is effective with the first annual reporting period beginning on or after December 15, 2008.  We are evaluating the impact on our financial statements of adopting SFAS 141R.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for us beginning January 1, 2008 for assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements.  We are evaluating the impact on our financial statements of adopting SFAS 159.

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB5 1.  SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the noncontrolling interest, with any losses attributable to the noncontrolling interest in excess of the noncontrolling interest equity to be allocated to the noncontrolling interest.  Calculation of earning per share amounts in the consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS 160 is effective with the first annual reporting period beginning on or after December 15, 2008.  We are evaluating the impact on our financial statements of adopting SFAS 160.

NOTE 2--LONG-TERM DEBT

Long-term debt is as follows:

	December 31,
	2007	2006
Revolving line of credit	$5,950,000	$7,500,000
Maturity of October 24, 2009.
See below for details.

Development loan secured by land and building
with a net book value of $359,000 at
December 31, 2007. Monthly principal
payments of $2,402 plus interest at
prime with remaining balance due May 2, 2026.	526,304	555,122

Mortgage note secured by land and building
with a net book value of $798,000 at
December 31, 2007. Interest of
prime with a rate floor of 5.75% and a
rate ceiling of 8.00%. Monthly
payments of $6,000 including principal and
interest with remaining balance due April, 2011.	589,115	617,145

Equipment financing agreement secured by equipment	---	76,058
	7,065,419	8,748,325
Less current portion	56,000	130,000
	$7,009,419	$8,618,325

Pursuant to a December 3, 1999 loan agreement through our subsidiary, DCA of Vineland, LLC, we obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, 1% over prime until May, 2006 and prime thereafter secured by a mortgage on our real property in Easton, Maryland.  The bank subsequently released DCA of Vineland, LLC’s assets as security leaving us as the remaining obligor on this loan agreement.  Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, monthly payments thereafter of $2,217 plus interest until May 2006 when the loan was modified and $2,402 plus interest thereafter until maturity on May 2, 2026.  This loan had an outstanding principal balance of approximately $526,000 at December 31, 2007 and $555,000 at December 31, 2006.

In April, 2001, we obtained a $788,000 five-year mortgage through April, 2006, on our building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, prime plus ½% with a minimum of 6.0% effective December 16, 2002, thereafter until April, 2006 when the mortgage was refinanced, with a rate thereafter of prime with a rate floor of 5.75% and a rate ceiling of 8.00%.  Payments are $6,000 including principal and interest commencing May, 2006, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011.  The remaining principal balance under this mortgage amounted to approximately $589,000 at December 31, 2007 and $617,000 at December 31, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 2--LONG-TERM DEBT--Continued

The equipment financing agreement represents financing for kidney dialysis machines for our dialysis facilities.  There was no financing under this agreement in 2007, 2006 or 2005.  Payments under the agreement were pursuant to various schedules extending through August, 2007.  The remaining principal balance under this financing amounted to approximately $76,000 at December 31, 2006 and was paid during 2007.

The prime rate was 7.25% as of December 31, 2007 and 8.25% as of December 31, 2006.

Scheduled maturities of long-term debt outstanding at December 31, 2007 are approximately:

2008	$56,000
2009	6,011,000
2010	63,000
2011	66,000
2012	68,000
Thereafter	801,000
$7,065,000

On October 24, 2005, we entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008 which has been extended for one year to October 24, 2009.  There were no borrowings under this agreement in 2005.  Each of our wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries.  Further, the obligation under the revolving line of credit is secured by our pledge of our ownership in our subsidiaries.  The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes.  Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement.  The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan.  We have the right to convert the base rate loan to a LIBOR loan, and vice versa.  The agreement contains customary reporting and financial covenant requirements for this type of credit facility.  We are in compliance with the requirements of this credit facility at December 31, 2007 and December 31, 2006.  We have $5,950,000 in outstanding borrowings under our line of credit at December 31, 2007, including three LIBOR loans totaling $5,800,000, and a $150,000 base rate loan.  The interest rate on the individual LIBOR loans ranges from 6.50% to 6.6875% and includes LIBOR at issuance plus an applicable margin of 1.5%.  The base rate loan has an interest rate of 7.25% as of December 31, 2007 and 8.25% as of December 31, 2006.  The LIBOR loans are all three month loans including a $1,300,000 loan maturing February 23, 2008, a $3,500,000 loan maturing March 5, 2008, and a $1,000,000 loan maturing March 10, 2008.  Pursuant to the one year line of credit extension to October 24, 2009, the individual LIBOR loans are renewable upon at the end of their respective three month terms and the base rate loan has no specific maturity date other than the line of credit maturity on October 24, 2009.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 2--LONG-TERM DEBT--Continued

Our two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, require lenders’ approval for a merger, sale of substantially all of our assets, or other business combination to which we are a party, and require maintenance of certain financial ratios.  The company was in compliance with the debt covenants at December 31, 2007 and December 31, 2006.

NOTE 3--INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FIN 48.  FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We have evaluated our tax position in tax returns filed, as well as un-filed tax positions to be taken in future returns and the amounts comprising our deferred tax assets.  The adoption of FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

We file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions.  Our federal income tax returns for 2003 through 2006 are open tax years.  State and local jurisdictions that remain subject to examination range from 2002 to 2006.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results.  Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The income tax provision consists of the following income tax expense (benefit) components:

	2007	2006	2005
Current:
Federal	$1,238,000	$1,970,000	$1,241,000
State	207,000	410,000	240,000
City	38,000	37,000	10,000
	1,483,000	2,417,000	1,491,000

Deferred:
Federal	72,000	(317,000)	(156,000)
State	60,000	(14,000)	92,000
	132,000	(331,000)	(64,000)
	$1,615,000	$2,086,000	$1,427,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 3--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2007	2006
Deferred tax liabilities:
Depreciation and amortization	$619,000	$640,000
Total deferred tax liabilities	619,000	640,000
Deferred tax assets:
Accrued expenses	256,000	207,000
Bad debt allowance	700,000	898,000
Startup costs and other intangibles	45,000	64,000
Inventory costs capitalization	42,000	---
Subtotal	1,043,000	1,169,000
Net operating loss carryforwards	---	935,000
Total deferred tax assets	1,043,000	2,104,000
Net deferred tax asset	$424,000	$1,464,000

No valuation allowance was recorded for deferred tax assets at December 31, 2007 or December 31, 2006, due to our anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

As a result of our merger with our former parent, we acquired a deferred tax asset of approximately $3,300,000, representing tax benefits from our former parent’s net operating loss carryforwards that we were able to utilize to satisfy income tax liabilities.  We have fully utilized the available net operating loss carryforwards as of December 31, 2007.

The reconciliation of income tax attributable to income before income taxes computed at the U.S. federal statutory rate is:

	Year Ended December 31,
	2007	2006	2005
Statutory tax rate (34%) applied to income
before income taxes, minority interest and equity n affiliate earnings	$1,974,000	$1,972,000	$1,174,000
Adjustments due to:
State and city taxes, net of federal benefit	162,000	295,000	193,000
Excess of tax over book NOL carryforwards	(239,000)	---	---
Tax return accrual adjustment	(84,000)	---	---
Non-deductible items	14,000	13,000	11,000
Subsidiary minority ownership	(254,000)	(271,000)	(131,000)
Ownership in affiliate	---	72,000	112,000
Other	42,000	5,000	68,000
	$1,615,000	$2,086,000	$1,427,000

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 3--INCOME TAXES--Continued

We have equity positions in 31 limited liability companies (“LLC’s”), and one limited partnership (“LP”) each possessing a finite life.  Based on their limited liability status, members are not liable for the LLC’s and LP’s debts, liabilities, or obligations.  Each LLC and LP has complied with the criteria for tax treatment as a partnership.  As a result, taxable income or loss is to be reported on each member’s respective tax returns.  Income and losses attributable to our equity position in subsidiary LLC’s and LP’s are included in our Consolidated Statements of Income with the minority interest in the results of operations of subsidiary LLC’s and LP’s shown separately on the Consolidated Statements of Income.  Income attributable to our equity position in our 40% owned affiliate prior to the affiliate’s consolidation as a subsidiary effective August 1, 2006, is shown separately on the company’s Consolidated Statements of Income.

The exercise of 10,000 non-qualified stock options during 2006 resulted in a tax deduction of $84,000, corresponding to the difference in the market value of the shares obtained on exercise and the exercise price of the options.  The reduction in income taxes payable of approximately $31,000 resulted in a corresponding increase in additional paid-in capital.

NOTE 4--TRANSACTIONS WITH FORMER PARENT

Our former parent provided certain financial and administrative services for us.  Central operating costs were charged on the basis of time spent.  In the opinion of management, this method of allocation was reasonable.  The amount of expenses allocated by our former parent totaled approximately $150,000 for the year ended December 31, 2005, with this allocation ceasing when we merged with our former parent, which is included in selling, general and administrative expenses in the Consolidated Statements of Income.

We had an intercompany advance payable to our former parent, which bore interest at the short-term Treasury Bill rate.  Interest expense on intercompany advances payable was approximately $9,000 for the year ended December 31, 2005 with the interest ceasing when we merged with our former parent in September, 2005.  Interest was included in the intercompany advance balance.  The intercompany advance was forgiven as a result of the company’s merger with its former parent.

We had a demand promissory note to our former parent for up to $5,000,000 for equipment purchases, working capital and other corporate needs, with annual interest of 1.25% over the prime rate.

The outstanding note balance of approximately $4,531,000 was eliminated as a result of our merger with our former parent.  The weighted average interest rate on the note during the period it was outstanding during 2005 was 7.58%.  Interest expense on the note amounted to approximately $149,000 for the year ended December 31, 2005 with the interest ceasing when we merged with our former parent.  Accrued interest on the note of approximately $64,000 was eliminated as a result of our merger with our former parent.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 5--OTHER RELATED PARTY TRANSACTIONS

In May 2001, we loaned our President $95,000 to be repaid with accrued interest at prime minus 1% (floating prime) on or before maturity on May 11, 2006.  This demand loan was collateralized by all of the President’s stock options in the company, as well as common stock from exercise of the options and proceeds from sale of such stock.  Interest income on the loan amounted to approximately $6,000 for 2005.  The note and accrued interest of approximately $22,000 were repaid in December, 2005.

We have constructed dialysis facilities which we sold upon completion to entities in which medical directors of the related facilities have an interest.  Our subsidiaries that operate those dialysis facilities lease the facilities from the purchasers on terms which are as favorable as could be obtained from unaffiliated parties.  The cost of the land and construction costs for any such facilities are included in prepaid expenses and other current assets until the sale of the facilities.

NOTE 6--STOCK OPTIONS AND STOCK AWARDS

In January, 2001, the board of directors granted to our President and Chief Executive Officer a five-year option for 330,000 shares exercisable at $.63 per share.  In January, 2004, 56,384 of these options were exercised for $35,240 with the exercise price satisfied by a director bonus.  In March, 2005, 150,000 of these options were exercised with the company receiving a $93,750 cash payment for the exercise price.  In December, 2005, the remaining 123,616 of these options were exercised with the company receiving a $76,024 cash payment for the exercise price.

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

In May, 2002, the board of directors granted five-year options for an aggregate of 21,000 shares to certain of our employees.  Options for 14,000 shares have been cancelled as a result of the termination of several employee option holders.  During 2005, 7,000 of these options were exercised with the company receiving $14,350 cash payments for the exercise price.

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
December 31, 2007

NOTE 6--STOCK OPTIONS AND STOCK AWARDS--Continued

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

An additional 87,500 options were exercised in March, 2006 with an exercise price of $351,750 that was satisfied through payment of 27,205 shares of our stock.  7,500 options were exercised in May and June, 2006 and 3,750 options were exercised in August, 2006 with the company receiving a total of $45,225 cash payments, leaving 18,750 options outstanding.

In August, 2004, the board of directors granted 50,000 incentive stock options to an officer exercisable at $4.02 per share through August 15, 2009.  The options were to vest 25% annually commencing August 16, 2005 with 12,500 vested options exercised in December, 2005 with the company receiving a cash payment of $50,250.  The remaining 37,500 options were cancelled due to the officer’s resignation.

On June 8, 2006, our shareholders approved an amendment to our stock option plan to allow for the grant of stock awards in addition to options.  The employment agreement of Stephen W. Everett, our President, CEO and a director, contains provisions for the receipt of up to 40,000 shares of our common stock as described in Note 8, pursuant to which 10,000 shares were issued during 2006 resulting in $100,000 stock compensation expense, with an additional up to 10,000 performance based shares for both 2006 and 2007 not earned.  The performance criterion relates to patient census increases each year.  There remains an additional 10,000 shares available to be earned on a pro-rata basis at the end of 2008, subject to the performance criterion.  We granted stock awards of 1,000 shares each to each of our independent directors with the shares vesting in 250 share increments for each director at the end of each quarter of 2006, resulting in $37,560 stock compensation expense.  On June 27, 2006, we granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006.  One of the June, 2006 stock awards for 30,000 shares, which contained performance criteria, cancelled in November, 2006 upon resignation of the officer.  8,500 of the June, 2006 stock awards vested during 2006 resulting in $94,180 stock compensation expense with the related shares being issued during the first quarter of 2007.  One of the June, 2006 stock awards for 8,000 shares was cancelled in July, 2007 upon resignation of the employee for which the remaining 6,000 shares will therefore not vest.  6,500 of the June, 2006 stock awards vested during 2007 resulting in $72,015 stock compensation expense with the related shares being issued during the first quarter of 2008.  In November, 2006, we entered a six-month contract with an individual to serve as our Chief Operating Officer for which the compensation was 10,000 shares of our common stock to be earned over the six month period, with 3,333 shares earned during 2006 resulting in $43,598 stock compensation expense and the remaining 6,667 shares earned during 2007 in $87,200 stock compensation expense.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6--STOCK OPTIONS AND STOCK AWARDS--Continued

In April, 2007, the board of directors granted a five-year option to our newly retained Vice President of Operations and Chief Operating Officer for 50,000 shares exercisable at $12.18 through April 15, 2012.  The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008.  The grant date fair value of $329,000 is being expensed over the five-year vesting period with approximately $58,000 expense recorded during 2007.

A summary of our stock option activity and related information for the years ended December 31 follows:

	2007		2006		2005
		Weighted- Average		Weighted- Average		Weighted- Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding-beginning of year	18,750	$4.02	322,500		694,616
Granted	50,000	$12.18	---		---
Cancellations	---		---		(41,500)	$3.83
Exercised	---		(303,750)	$2.42	(330,616)	$1.01
Expired	---		---		---
Outstanding-end of year	68,750		18,750		322,500

Outstanding:
April 2007 options	50,000	$12.18
June 2004 options	18,750	$4.02	18,750	$4.02	142,500	$4.02
January 2004 options	---		---		15,000	$3.09
August 2003 options	---		---		10,000	$2.25
June 2003 options	---		---		50,000	$1.80
September 2001 options	---		---		105,000	$.75
	68,750		18,750		322,500

Outstanding and exercisable end of year:
June 2004 options	18,750	$4.02	18,750	$4.02	142,500	$4.02
January 2004 options	---		---		15,000	$3.09
August 2003	---		---		10,000	$2.25
June 2003	---		---		50,000	$1.80
September 2001 options	---		---		105,000	$.75
	18,750		18,750		322,500
Weighted-average fair value of options granted during the year	$6.58

The remaining contractual life at December 31, 2007 is 1.4 years for the June, 2004 options and 4.3 years for the April, 2007 options.

The total exercise price for stock options exercised during 2006 was approximately $735,000 compared to a total stock value on the dates of exercises of approximately $3,923,000, resulting in an intrinsic value on these exercises of $3,188,000.  There were no options exercised during 2007.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6--STOCK OPTIONS AND STOCK AWARDS--Continued

A summary of information on our stock compensation and nonvested shares for the years ended December 31 follows:

	2007				2006					2005
		Total		Weighted Average		Total		Weighted Average			Total		Weighted Average
	Shares	Fair Value		Fair Value	Shares	Fair Value		Fair Value		Shares	Fair Value		Fair Value

Nonvested-beginning of year:														---
Issued	6,667		$87,204	$13.08	---	$	---	$	---	---	$	---	$	---
Unissued	45,500		482,740	10.61	---		---		---	---		---		---
	52,167		$569,944	$10.93	---	$	---	$	---	---	$	---		$-

Shares granted:
Issued	---	$	---		22,250		$259,070		$11.64	---		---
Unissued	---		---		94,750		1,018,810		$10.75	---		---
	---	$	---		117,000		$1,277,880		$10.92	---	$	---

Shares vesting:
Issued	(6,667)		$(87,204)	$13.08	(15,583)		$(171,866)		$11.03	---	$	---	$	---
Unissued	(6,500)		(72,020)	$11.08	(9,250)		(103,570)		$11.20	---		---	$	---
	(13,167)		$(159,224)	$12.09	(24,833)		$(275,436)		$11.09	---	$	---	$	---

Shares forfeited:
Issued	---		---	$0.00	---		---		$0.00	---		---
Unissued	(16,000)		(166,580)	$10.41	(40,000)		(432,500)		$10.81	---		---
	(16,000)		(166,580)	$10.41	(40,000)		(432,500)		$10.81	---	$	---

Nonvested-end of year:
Issued	---	$	---	$0.00	6,667		$87,204		$13.08	---	$	---	$	---
Unissued	23,000		244,140	$10.61	45,000		482,740		$10.61	---		---	$	---
	23,000		$244,140	$10.61	52,167		$569,944		$10.93	---	$	---	$	---

Weighted average period over which nonvested
compensation cost expected to be recognized:
Issued shares							0.33 years
Unissued shares:
Performance based			1.00 years				2.00 years
Nonperformance based			2.00 years				3.00 years

Overall			1.09 years				1.64 years

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 6--STOCK OPTIONS AND STOCK AWARDS--Continued

The total grant date fair value of stock awards vesting during 2007 and 2006 was approximately
$159,000 and $275,000, respectively compared to a total stock value on the dates of vesting of approximately $140,000 and $289,000 resulting in fair value differentials of ($19,000) and $14,000.

As a result of board of director approval of accelerated vesting of remaining unvested options, all outstanding options at December 31, 2005 were vested.

As of December 31, 2007, we have 91,750 shares reserved for issuance, including: 50,000 shares for the April, 2007 options, 18,750 shares for the June, 2004 options, and 23,000 for outstanding non-vested and performance-based stock awards.  All options were issued at fair market value on date of grant.

NOTE 7--COMMITMENTS

We have leases on facilities housing our dialysis, administrative and medical operations, as well as equipment leases.  Total rent expense was approximately $2,315,000, $1,727,000 and $1,466,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  The aggregate lease commitments at December 31, 2007 for our non-cancelable operating leases with a term of one year or more are approximately:

2008	$2,524,000
2009	2,097,000
2010	1,803,000
2011	1,501,000
2012	1,258,000
Thereafter	2,012,000
$11,195,000

Effective January 1, 1997, we established a 401(k) savings plan (salary deferral plan) with eligibility requirements of one year of service and an age requirement of at least 21 years.  We and our former parent established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed.  As an incentive to save for retirement, we will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching.  To date, employer matching expense has been minimal.

Stephen W. Everett, our President, CEO and a director, had a five-year employment contract through December 31, 2005.  We finalized a five-year employment agreement with Mr. Everett effective January 3, 2006 with an initial annual salary of $275,000 and minimum increases of $10,000 per year thereafter.  The agreement contains provisions for receipt of up to 40,000 shares of our common stock of which 10,000 shares was granted

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 7--COMMITMENTS--Continued

upon shareholder approval in June, 2006.  Issuance of the remaining 30,000 shares is based upon agreed upon performance criterion with the potential for 10,000 shares to be earned annually for 2006 - 2008.  No performance shares were earned during 2007 or 2006, since the performance criterion was not met. The agreement provides for certain fringe benefits, reimbursement of reasonable out-of-pocket expenses, and a non-competition agreement with us during the term of the agreement and for one year after termination.

NOTE 8--ACQUISITIONS

We have made various acquisitions commencing in 2001, as described below.  These acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on our analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity.  Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market.  Management also reviews the purchase price and any resulting goodwill based on established current per patient valuations for dialysis centers.  Also considered are the synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on our overall valuation.

These transactions resulted in an aggregate of approximately $8,597,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired.  The goodwill is being amortized for tax purposes over a 15-year period with the exception of the goodwill on the acquisition of the stock of a Pennsylvania dialysis company in August, 2004 as described below.  Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

In August, 2004, we acquired a Pennsylvania dialysis company resulting in $1,358,000 of goodwill, the excess of the net purchase price over the estimated fair value of net assets acquired, including a valuation of an eight year non-competition agreement that will be amortized over the life of the agreement.  The goodwill is not amortizable for tax purposes, since the transaction was a stock acquisition.  We determined there is no impairment of goodwill.

During the first quarter of 2006, we acquired a Virginia dialysis center and a Maryland company with two dialysis centers.  These transactions resulted in approximately $326,000 of goodwill amortizable over 15 years for tax purposes.  We determined there is no impairment of goodwill  In December, 2006, we acquired the remaining 60% interest in our 40% owned Toledo, Ohio dialysis facility pursuant to a put option valued at $3,200,000 resulting in goodwill of approximately $2,707,000 amortizable over 15 years for tax purposes.  We determined there is no impairment of goodwill.

During the first quarter of 2007 we acquired the assets of an Ohio dialysis center and a Pennsylvania dialysis center.  These transactions resulted in approximately $1, 705,000 of goodwill amortizable over 15 years for tax purposes.  We determined there is no impairment of goodwill.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 8--ACQUISITIONS--Continued

Effective December 1, 2007, we increased our ownership in DCA of West Baltimore, LLC from 60% to 75% by acquiring a portion of the existing minority interest for $345,000 resulting in goodwill of approximately $190,000 amortizable over 15 years for tax purposes.  We determined there is no impairment of goodwill.

NOTE 9--LOAN TRANSACTIONS

The company has and may continue to provide funds in excess of capital contributions subsequent to financing agreements with our subsidiaries to meet working capital requirements of our dialysis facility subsidiaries, usually until they become self-sufficient.  The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions.  Minority members of the subsidiaries would be responsible for their respective portion of the financing according to their ownership interests.

NOTE 10--QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following summarizes certain quarterly operating data (in thousands except per share data):

	Year Ended December 31, 2007
	March 31	June 30	Sept. 30	Dec.31	Total

Net sales	$16,828	$18,418	$19,092	$19,911	$74,249
Gross profit	6,282	7,342	7,762	8,017	29,403
Net income	383	753	927	1,023	3,086
Earnings per shares:
Basic	$.04	$.08	$.10	$.11	$.32
Diluted	$.04	$.08	$.10	$.11	$.32

	Year Ended December 31, 2006
	March 31	June 30	Sept. 30	Dec.31	Total

Net Sales	$13,111	$14,281	$16,504	$18,134	$62,030
Gross profit	5,129	5,497	6,464	7,422	24,512
Net income	519	595	818	1,121	3,049
Earnings per shares:
Basic	$.06	$.06	$.09	$.12	$.32
Diluted	$.05	$.06	$.08	$.12	$.32

Since the computation of earnings per share is made independently for each quarter using the treasury stock method, the total of four quarters’ earnings do not necessarily equal earnings per share for the year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 11--ACQUISITION OF FORMER PARENT COMPANY

On June 2, 2005, we and our former parent, Medicore, Inc., which owned approximately 56% of the company, entered into an Agreement and Plan of Merger for Medicore to merge into the company for consideration consisting of approximately 5,271,000 shares of our common stock.  On September 21, 2005, both our and Medicore shareholders approved the merger, the articles of merger were filed, and the merger was completed.  Each Medicore shareholder received .68 shares of our common stock for each share of Medicore common stock, and Medicore’s ownership in the company of approximately 4,821,000 of our common stock was retired resulting in our having approximately 9,116,000 shares outstanding after the merger.

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

A deferred tax asset of approximately $3,300,000 resulted from benefits from net operating loss carryforwards of our former parent that could be utilized to satisfy our future income tax liabilities.  Pursuant to Section 382 of the Internal Revenue Code, utilization of the acquired net operating losses were limited to certain amounts annually.  We have utilized all of the acquired net operating loss carryforwards.

In conjunction with the merger, a payment of $1,960,000 due pursuant to the employment agreement buyout of the CEO of the former parent, who is our Chairman of the Board, was deferred and reflected as a current liability on our consolidated balance sheet at December 31, 2005.  Payment of this liability was made in January, 2006.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 11--ACQUISITION OF FORMER PARENT COMPANY--Continued

The merger simplified our corporate structure and enabled the ownership of our controlling interest to be in the hands of our public shareholders.  The merger provided us with additional capital resources to continue to build our dialysis business.

The results of operations of our former parent are included in our consolidated operating results effective with the merger, September 21, 2005.  Pro forma results of operations if the merger had completed as of January 1, 2005 are as follows (in thousands except per share data):

2005
Operating revenues	$46,008
Net income	$2,093

Earnings per share:
Basic	$.23
Diluted	$.22

NOTE 12--OTHER TRANSACTIONS

Our Toledo, Ohio subsidiary sold a 30% minority interest to the medical directors of the facility for total consideration of $750,000 and non-compete agreements.  This transaction resulted in a charge against capital of approximately $303,000 due to a decrease in our equity position in that subsidiary.

NOTE 13--SUBSEQUENT EVENT

Pursuant to a call option which was exercised on January 11, 2007, one of our subsidiaries acquired, effective January 1, 2008, the assets of a Georgia dialysis facility it had been managing pursuant to a management services agreement.  Effective January 1, 2008, we have an 80% interest in the facility, which is operated through our subsidiary with the former owner having a 20% interest.  The purchase price included the 20% minority interest and approximately $2,541,000, one half of which was paid at closing with the remaining portion subject to a one year promissory note payable to the seller with interest at prime plus 1% on December 31, 2008.

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

MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
March 13, 2008

Schedule II - Valuation and Qualifying Accounts
Dialysis Corporation of America, Inc. and Subsidiaries
December 31, 2007

COL. A	COL. B	COL. C		COL. D	COL. E
Classification	Balance at Beginning Of Period	Additions (Deductions) Charged (Credited) to Cost and Expenses	Additions Charged to Other Accounts Describe	Other Changes Add (Deduct) Describe	Balance at End of Period

YEAR ENDED DECEMBER 31, 2007:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$2,512,000	$1,665,000	$(2,063,00	)(1)	$2,114,000
Reserve for inventory obsolescence	78,000	(53,000)	--		25,000

	$2,590,000	$1,612,000	$(2,063,000)		$2,139,000
YEAR ENDED DECEMBER 31, 2006:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$1,886,000	$1,199,000	$(573,000	)(1)	$2,512,000
Reserve for inventory obsolescence	77,000	1,000			78,000

	$1,963,000	$1,200,000	$(573,000)		$2,590,000

YEAR ENDED DECEMBER 31, 2005:
Reserves and allowances deducted
from asset accounts:
Allowance for uncollectible accounts	$1,636,000	$571,000	$(321,000	)(1)	$1,886,000
Reserve for inventory obsolescence	---	---	91,000	(2)	77,000
			(14,000	)(3)
	$1,636,000	$571,000	$(244,000)		$1,963,000

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Acquisition of former parent company.
(3)	Net write-offs against inventory reserves.

Exhibit Index

DIALYSIS CORPORATION OF AMERICA
Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2007

21	Subsidiaries of the Company

23.1	Consent of Moore Stephens, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350