Form 10-Q
period 2008-03-31
DIALYSIS CORP OF AMERICA
filed 2008-05-12
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10--Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,579,743 shares as of May 7, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

i

PART I  --  FINANCIAL INFORMATION

Item 1.    Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Operating revenues:
Sales:
Medical services revenue	$20,195,002	$16,596,907
Product sales	290,086	231,060
Total sales revenues	20,485,088	16,827,967
Other income	---	62,560
	20,485,088	16,890,527
Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	12,357,785	10,298,293
Cost of product sales	160,735	247,632
Total cost of sales revenues	12,518,520	10,545,925
Selling, general and administrative expenses:
Corporate	2,388,544	1,648,523
Facility	3,082,159	2,730,323
Total	5,470,703	4,378,846
Stock compensation expense	74,601	113,970
Depreciation and amortization	662,572	635,736
Provision for doubtful accounts	430,030	356,097
	19,156,426	16,030,574

Operating income	1,328,662	859,953

Other expense, net	(42,067)	(9,227)

Income before income taxes and
minority interest	1,286,595	850,726

Income tax provision	379,738	345,772

Income before minority interest	906,857	504,954

Minority interest in income
of consolidated subsidiaries	(457,945)	(121,734)

Net income	$448,912	$383,220

Earnings per share:
Basic	$.05	$.04
Diluted	$.05	$.04

Weighted average shares outstanding:
Basic	9,580,096	9,569,429
Diluted	9,614,591	9,612,101

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,334,134	$2,447,820
Accounts receivable, less allowance
of $1,875,000 at March 31, 2008,
$2,114,000 at December 31, 2007	20,272,678	20,159,926
Inventories, less allowance for obsolescence
of $25,000 at March 31. 2008 and December 31, 2007	2,304,772	2,006,661
Deferred income tax asset	998,000	998,000
Prepaid expenses and other current assets	2,356,366	2,845,675
Prepaid and refundable income taxes	213,317	467,731
Total current assets	29,479,267	28,925,813

Property and equipment:
Land	1,333,191	1,333,191
Buildings and improvements	5,716,904	5,716,904
Machinery and equipment	12,968,978	12,359,797
Leasehold improvements	9,630,183	9,356,531
	29,649,256	28,766,423
Less accumulated depreciation and amortization	12,839,276	12,264,029
	16,809,980	16,502,394

Goodwill	10,549,502	8,576,893
Other assets	847,452	841,092
Total other assets	11,396,954	9,417,985
	$57,686,201	$54,846,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,294,170	$4,062,611
Accrued expenses	5,205,589	6,161,588
Income taxes payable	---	33,297
Current portion of long-term debt	66,000	56,000
Acquisition liabilities	1,296,814	---
Total current liabilities	10,862,573	10,313,496

Long-term debt, less current portion	7,837,541	7,009,419
Deferred income tax liability	574,000	574,000
Total liabilities	19,274,114	17,896,915

Minority interest in subsidiaries	5,810,080	4,942,797

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,580,096 shares issued and outstanding at March 31, 2008; 9,573,596 shares issued and outstanding at December 31, 2007	95,801	95,736
Additional paid-in capital	15,734,332	15,587,782
Retained earnings	16,771,874	16,322,962
Total stockholders' equity	32,602,007	32,006,480
	$57,686,201	$54,846,192

 (A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission in March, 2008.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$448,912	$383,220
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	648,332	628,029
Amortization	14,240	7,707
Bad debt expense	430,030	356,097
Deferred tax asset utilized	---	237,772
Stock related compensation expense	74,601	113,970
Minority interest	457,945	121,734
Increase (decrease) relating to operating activities from:
Accounts receivable	123,548	(2,803,499)
Inventories	(242,654)	(52,772)
Prepaid expenses and other current assets	527,298	1,105,272
Prepaid and refundable income taxes	254,414	(132,590)
Accounts payable	231,559	(159,255)
Accrued expenses	(883,985)	(841,265)
Income taxes payable	(33,297)	(629,710)
Deposit on acquisition of minority interest in subsidiary	---	750,000
Net cash provided by (used in) operating activities	2,050,943	(915,290)

Investing activities:
Additions to property and equipment, net of minor disposals	(893,556)	(421,798)
Payments received on physician affiliate loans	182,704	7,545
Acquisition of dialysis centers	(1,270,408)	(2,159,821)
Purchase of minority interest in subsidiaries	(25,000)	---
Other assets	(81,706)	(135,080)
Net cash used in investing activities	(2,087,966)	(2,709,154)

Financing activities:
Line of credit borrowings	2,800,000	1,800,000
Line of credit repayments	(1,950,000)	(500,000)
Payments on other long-term debt	(11,878)	(46,956)
Capital contributions by subsidiaries’ minority members	450,000	---
Distributions to subsidiaries’ minority members	(364,785)	(268,557)
Net cash provided by financing activities	923,337	984,487

Increase (decrease) in cash and cash equivalents	886,314	(2,639,957)

Cash and cash equivalents at beginning of period	2,447,820	3,491,569

Cash and cash equivalents at end of period	$3,334,134	$851,612

Supplemental disclosure of cash flow information:

Interest paid	$158,000	$178,000
Income taxes paid	170,000	870,000

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments.  We own 35 operating dialysis centers (including one Georgia center acquired effective January 1, 2008) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.  We have two dialysis facilities under development (including one center we will manage pursuant to a management services agreement with provisions pursuant to which we can acquire a controlling interest in the future) and have agreements to provide inpatient dialysis treatments to 12 hospitals.  Our medical products operations are not a significant component of the company’s operations with operating revenues of $290,000 during the first quarter of 2008 and $231,000 for the same period of the preceding year (1.4% of operating revenues for each period) and operating income of $45,000 during the first quarter of 2008 and $16,000 for the same period of the preceding year (3.4% and 1.9%, respectively of operating income).

Medical Services Revenue

Our medical services revenues by payor are as follows:

	Three Months Ended March 31,
	2008	2007
Medicare	47%	52%
Medicaid and comparable programs	8	10
Hospital inpatient dialysis services	5	4
Commercial insurers and other private payors	40	34
	100%	100%

Our sources of medical services revenue (in thousands) are as follows:

	Three Months Ended March 31,
	2008		2007
Outpatient hemodialysis services	$10,991	54%	$9,025	54%
Home and peritoneal dialysis services	941	5	950	6
Inpatient hemodialysis services	1,070	5	597	4
Ancillary services	7,193	36	6,025	36
	$20,195	100%	$16,597	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

The company’s principal estimates are for estimated uncollectible accounts receivable as provided for in allowance for doubtful accounts, estimated useful lives of depreciable assets, and estimates for patient revenues from non-contracted payors.  Estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates.  Actual results could differ from those estimates.

Vendor Volume Discounts

The company has contractual arrangements with certain vendors pursuant to which it receives discounts based on volume of purchases.  These discounts are recorded in accordance with paragraph 4 of EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients.  Receivables from Medicare and Medicaid comprised 51% of receivables at March 31, 2008 and 49% at December 31, 2007.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and finished goods inventory of the company’s medical products division.

Accrued Expenses

Accrued expenses are comprised as follows:

	March 31,	December 31,
	2008	2007
Accrued compensation	$1,318,019	$1,342,122
Excess insurance liability	2,806,320	2,789,055
General insurance premiums payable	240,761	342,746
Medical self insurance liability	155,177	687,031
Other	685,312	1,000,634
	$5,205,589	$6,161,588

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts we expect from the insurers.  We communicate with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as the primary insurer when payor is secondary, and underbillings by us based on estimated fee schedules.  These amounts remain in excess insurance liability until resolution.  We identified approximately $768,000 and $726,000 of the excess insurance liability as of March 31, 2008 and December 31, 2007, respectively, as relating to duplicate payments and other amounts that will be refunded.  Approximately $17,000 and $37,000 determined to be nonrefundable that had been included in excess insurance liability were recorded in medical services revenues during the three months ended March 31, 2008 and March 31, 2007, respectively.

We have a medical self insurance plan administered by a third party administrator.  We are responsible for claims and administrative fees for which the obligation payable was approximately $155,000 at March 31, 2008 and $687,000 at December 31, 2007, included in accrued expenses.  We had a deposit toward our plan obligations of approximately $400,000 at December 31, 2007 that was included in prepaid expenses and other current assets.  There was no such deposit at March 31, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

There is only one supplier of erythropoietin (“EPO”) in the United States.  This supplier and another manufacturer received FDA approval for two alternative products available for dialysis patients, which is indicated to be effective for a longer period than EPO.  The alternative drugs also could be administered by the patient’s physician.  Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability.  There are no other suppliers of any similar drugs available to dialysis treatment providers.  Revenues from the administration of EPO, which amounted to approximately $5,572,000 for the first quarter of 2008 and $4,376,000 for the same period of the preceding year, comprised 28% and 26%, respectively of medical services revenues for these periods.

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

Goodwill

Goodwill represents cost in excess of net assets acquired and is recorded according to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment, which testing has indicated no impairment for goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.  Deferred expenses of approximately $289,000 at March 31, 2008 and $207,000 at December 31, 2007 are included in other assets.  Amortization expense was approximately $5,000 for the three months ended March 31, 2008 and $8,000 for the same period of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Effective beginning 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results.  Pursuant to the provisions of FIN 48 our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

The company measures compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period.  Stock compensation expense was approximately $50,000 and $114,000 during the first quarter of 2008 and the first quarter of 2007, respectively, with related income tax benefits of approximately $17,000 and $39,000, respectively.

During April, 2007, the company issued an incentive stock option with a total grant date value of $329,000.  This stock option is being expensed over the five-year vesting period and such stock option expense amounted to approximately $21,000 for three months ended March 31, 2008, with no such expense for the same period of the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of 0.666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  During February, 2008, the company issued two incentive stock options with a total grant date value of $199,000.  These stock options are being expensed over the five-year vesting period and such stock option expense amounted to approximately $4,000 for the three months ended March 31, 2008, with no such expense for the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.73%; no dividend yield; volatility factor of the expected market price of our common stock of 0.626 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  As these are incentive stock options, the related expense is not deductible for tax purposes.

According to Statement of Financial Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”) we account for the fair value of stock option grants as a compensation costs in their financial statements.  In addition to stock options granted after the effective date, companies are required to recognize a compensation cost with respect to any unvested stock options outstanding as of the effective date equal to the grant date fair value of those options with the cost related to unvested options to be recognized over the vesting period of the options.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended
	March 31,
	2008	2007
Net income	$448,912	$383,220

Weighted average shares outstanding	9,580,096	9,569,429

Weighted average shares outstanding	9,580,096	9,569,429
Shares issuable for employee stock awards	25,016	29,667
Weighted average shares diluted computation	9,605,112	9,599,096
Effect of dilutive stock options	9,479	13,005
Weighted average shares, as adjusted diluted computation	9,614,591	9,612,101

Earnings per share:
Basic	$.05	$.04
Diluted	$.05	$.04

We had various potentially dilutive outstanding stock options during the periods presented.

Other Income (Expense)

Operating:

Other operating income is comprised as follows:

	Three Months Ended
	March 31,
	2008		2007
Management fee income	$	----	$62,560

Non-operating:

Other non-operating (expense) income is comprised as follows:

	Three Months Ended
	March 31,
	2008	2007
Rental income	$101,374	$94,711
Interest income	31,299	46,475
Interest expense	(187,250)	(180,398)
Other	12,510	29,985
Other expense, net	$(42,067)	$(9,227)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

New Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements.  SFAS 157 is effective for us beginning in 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS 157-2 (“FSP FAS157-2”) Effective Date of FASB Statement No. 157 issued February 12, 2008.  The standard applies to assets and liabilities that are carried at fair value on a recurring basis.  FSP FAS157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are evaluating the impact of adopting SFAS 157 as it relates to the items subject to the one-year deferral allowed by FSP FAS 157-2.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months ended March 31, 2008 and March 31, 2007 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2007.

NOTE 3--LONG-TERM DEBT

The company, through its subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement, obtained a $700,000 development loan with interest at 8.75% through December 2, 2001, 1½% over the prime rate thereafter through December 15, 2002, 1% over prime until May, 2006, and prime thereafter secured by a mortgage on the company’s real property in Easton, Maryland.  The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement.  Outstanding borrowings were subject to monthly payments of interest only through December 2, 2001, with monthly payments thereafter of $2,917 principal plus interest through December 2, 2002, monthly payments thereafter of $2,217 plus interest until May, 2006, when the loan was modified, and $2,402 plus interest thereafter until maturity on May 2, 2026.  This loan had an outstanding principal balance of approximately $519,000 at March 31, 2008 and $526,000 December 31, 2007.

In April, 2001, the company obtained a $788,000 five-year mortgage through April, 2006, on its building in Valdosta, Georgia with interest at 8.29% until March, 2002, 7.59% thereafter until December 16, 2002, prime plus ½% with a minimum of 6.0% effective December 16, 2002 thereafter until April, 2006, when the mortgage was refinanced, with a rate thereafter of prime with a rate floor of 5.75% and a rate ceiling of 8.00%.  Payments are $6,000 including principal and interest commencing May, 2006, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011.  The remaining principal balance under this mortgage amounted to approximately $584,000 at March 31, 2008 and $589,000 at December 31, 2007.

The prime rate was 5.25% as of March 31, 2008 and 7.25% as of December 31, 2007.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios.  The company was in compliance with the debt covenants at March 31, 2008 and December 31, 2007.

On October 24, 2005, we entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008 which has been extended for one year to October 24, 2009.  Each of our wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries.  Further, the obligation under the revolving line of credit is secured by our pledge of our ownership in our subsidiaries.  The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes.  Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement.  The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan.  The agreement contains customary reporting and financial covenant requirements for this type of credit facility.  We were in compliance with the requirements of this credit facility at March 31, 2008 and December 31, 2007.  We have $6,800,000 in outstanding

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

borrowings under our line of credit at March 31, 2008, consisting of four LIBOR loans with maturities of from one to three months.  The interest rates on the individual LIBOR loans range from 4.3125% to 6% and includes LIBOR at issuance plus an applicable margin of 1.25%.  Pursuant to the one year line of credit extension to October 24, 2009, the individual LIBOR loans are renewable at the end of their respective terms.  We had $5,950,000, in outstanding borrowings under our line of credit at December 31, 2007, including three LIBOR loans totaling $5,800,000 and a $150,000 base rate loan.  The base rate loan had an interest rate of 7.25% and the LIBOR loans had interest rates ranging from 6.5% to 6.6875% at December 31, 2007.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at March 31, 2008 or December 31, 2007, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

As a result of our merger with our former parent, we acquired a deferred tax asset representing tax benefits from our former parent’s net operating loss carryforwards that we were able to utilize to satisfy income tax liabilities.  We fully utilized the available net operating loss carryforwards as of December 31, 2007.

NOTE 5--STOCK OPTIONS AND STOCK AWARDS

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009 of which 18,750 remain outstanding.

On June 8, 2006, our shareholders approved an amendment to our stock option plan to allow for the grant of stock awards in addition to options.  The employment agreement of Stephen W. Everett, our President, CEO and a director, contains provisions for the receipt of up to 40,000 shares of our common stock pursuant to which 10,000 shares were issued during 2006 with an additional up to 10,000 performance based shares for both 2006 and 2007 not earned.  There remains an additional 10,000 shares available to be earned on a pro-rata basis at the end of 2008, subject to the performance criterion.

On June 27, 2006, we granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006.  Of these stock awards, 36,000 shares were cancelled, 8,500 shares vested at the end of 2006, 6,500 shares vested at the end of 2007, with the balance of 6,500 shares to vest each at the end of 2008 and 2009.

In April, 2007, the board of directors granted a five-year option to our newly retained Vice President of Operations for 50,000 shares exercisable at $12.18 through April 15, 2012.  The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008.  The grant date fair value of $329,000 is being expensed over the five-year vesting period with approximately $21,000 expense recorded during the three months ended March 31, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 5--STOCK OPTIONS AND STOCK AWARDS--Continued

On January 10, 2008, the board of directors granted stock awards for 13,500 shares to non-executive management personnel with the awards to vest over four years in 25% equal increments commencing on January 9, 2009.

On February 29, 2008, the board of directors granted a five year option to our newly appointed Chief Financial Officer for 50,000 shares exercisable at $12.18 through February 28, 2013, and a five year option to a key employee for 10,000 shares, each of the options vesting in equal increments totaling 15,000 shares every 12 months commencing February 28, 2009.  The grant date fair value of $199,200 is being expensed over the five-year vesting period with approximately $4,000 expense recorded during the three months ended March 31, 2008.

NOTE 6--COMMITMENTS

Effective January 1, 1997, we established a 401(k) savings plan (salary deferral plan) with eligibility requirements of one year of service and an age requirement of at least 21 years.  We established a new 401(k) plan effective January, 2003, which allows employees, in addition to regular employee contributions, to elect to have a portion of bonus payments contributed.  As an incentive to save for retirement, we will match 10% of an employee’s contribution resulting from any bonus paid during the year and may make a discretionary contribution with the percentage of any discretionary contribution to be determined each year with only employee contributions up to 6% of annual compensation considered when determining employer matching.  To date, employer matching expense has been minimal.

NOTE 7--ACQUISITIONS

We have made various acquisitions on the basis of existing profitability or expectation of future profitability for the interest acquired based on our analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity.  Each acquisition is intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market.  Management reviews the purchase price and any resulting goodwill based on established current per patient valuations for dialysis centers.  Also considered are the synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on our overall valuation.

These transactions have resulted since 2001, in an aggregate of approximately $10,550,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired.  The goodwill is being amortized for tax purposes over a 15-year period with the exception of the $1,358,000 goodwill on the acquisition of the stock of a Pennsylvania dialysis company in August, 2004.  Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

NOTE 7--ACQUISITIONS--Continued

Pursuant to a call option which was exercised on January 11, 2007, one of our subsidiaries acquired, effective January 1, 2008, the assets of a Georgia dialysis facility that we had been managing pursuant to a management services agreement.  Effective January 1, 2008, we have an 80% interest in the facility, which is operated through our subsidiary with the former owner having a 20% interest.  The purchase price included the 20% minority interest and approximately $2,541,000, one half of which was paid at closing with the remaining portion subject to a one year promissory note payable to the seller with interest at prime plus 1% on December 31, 2008.  This transaction resulted in approximately $2,132,000 of goodwill amortizable over 15 years for tax purposes.  We determined there is no impairment of goodwill.

Effective March 1, 2008, we acquired the 20% minority interest in DCA of Chesapeake, LLC and DCA of North Baltimore, LLC for $25,000.  This transaction resulted in a reduction of $159,000 in the existing goodwill on these subsidiaries.

NOTE 8--LOAN TRANSACTIONS

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

NOTE 9--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the three months ended March 31, 2008 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2007	$95,736	$15,587,782	$16,322,962	$32,006,480
Stock compensation, issued (6,500 shares)	65	71,950	---	72,015
Stock related compensation expense	---	74,600	---	74,600
Net income	---	---	448,912	448,912
Balance March 31, 2008	$95,801	$15,734,332	$16,771,874	$32,602,007

NOTE 10--OTHER TRANSACTIONS

In April, 2007, our Toledo, Ohio subsidiary sold a 30% minority interest to the medical directors of the facility for total consideration of $750,000 and non-compete agreements for which the consideration was received as a deposit in March, 2007 pending completion of the transaction.  This transaction resulted in a charge against capital of approximately $303,000 due to a decrease in our equity position in that subsidiary.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2008, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A.  Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2007.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.  You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 35 outpatient dialysis centers, including one dialysis center which we previously managed and acquired effective January 1, 2008 in which we have an 80% ownership interest (see Note 7 to “Notes to Consolidated Financial Statements”), to patients with chronic kidney failure, also known as end-stage renal disease or ESRD.  We provide dialysis treatments to dialysis patients of hospitals and medical centers through acute inpatient dialysis services agreements with those entities.  We also provide homecare services, including home peritoneal dialysis and home hemodialysis.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism.  Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible.  Approximately 96% of our patients had a Kt/V level greater than 1.2, for the first quarter ended March 31, 2008, compared to approximately 95% for the fourth quarter ended December 31, 2007.

Anemia is a shortage of oxygen-carrying red blood cells.  Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems.  Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors.  Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  Approximately 80% of our patients had a hemoglobin level greater than 11 for the first quarter ended March 31, 2008, compared to approximately 79% for the fourth quarter ended December 31, 2007.

Vascular access is the “lifeline” for hemodialysis patients.  The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis.  Approximately 55% of DCA patients were dialyzed with a fistula during the first quarter ended March 31, 2008, compared to approximately 53% for the fourth quarter ended December 31, 2007.

Patient Treatments

The following table shows the number of in-center, home, peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including one center we previously managed until January 1, 2008 when we acquired an 80% interest in the center, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended March 31,
	2008		2007
In center	58,752		53,980
Home and peritoneal	3,708		3,868
Acute	2,861		1,689
	65,321	(1)	59,537	(1)

_______________

(1)           Treatments by the center managed until January 1, 2008 include: in-center treatments of 2,779 and 2,560, respectively, for the three months ended March 31, 2008 and March 31, 2007; home treatments of 174 and 130, respectively, for the three months ended March 31, 2008 and March 31, 2007; with no acute treatments for the three months ended March 31, 2008 or March 31, 2007.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities.  We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions.  We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.  We experienced approximately a 5% increase in dialysis treatments for the first quarter of 2008 at centers that were operable during the entire first quarter of the preceding year compared to a 9% increase for the first quarter of 2007.

New Business Development

Our future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us.  Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities, and be responsible for the supervision of those dialysis centers. We currently have two dialysis facilities under development including one center we will manage pursuant to a management services agreement with provisions pursuant to which we can acquire a controlling interest in the future.  There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the quarter ended March 31, 2008, we incurred an aggregate of approximately $176,000 in pre-tax losses for start-up centers compared to $206,000 for the same period of the preceding year.

EPO Utilization

We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients.  EPO is a bio-engineered protein that stimulates the production of red blood cells.  A deteriorating kidney loses its ability to regulate the red blood cell counts, resulting in anemia.  EPO is currently available from only one manufacturer, who has developed an additional product which can be administered to patients less frequently than EPO.  To date this product has not had an adverse impact on our operations.  If our available supply of EPO was reduced, either by the manufacturer or due to excessive demand, or there was a significant increase in the use of the alternative product, our revenues and net income would be adversely affected.  The manufacturer of EPO could implement price increases which would adversely affect our net income considering the large portion of our overall supply costs represented by EPO.

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

Reimbursement

Approximately 55% of our medical services revenues for the first quarter of 2008 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes.  Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.  The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

Compliance

The healthcare industry is subject to extensive regulation by federal and state authorities.  There are a variety of fraud and abuse measures to combat waste, including anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs.  Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition.  We have developed a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.  Among the different programs is our Compliance Program, which has been implemented to assist in our compliance with fraud and abuse laws and to supplement our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders.

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Medical services revenue	$20,195	$16,597
Product sales	290	231
Total sales	20,485	16,828
Other income	---	63
Total operating revenues	20,485	16,891

Cost of medical services	12,358	10,403
Cost of product sales	161	143
Total cost of sales	12,519	10,546
Corporate selling, general and administrative expenses	2,388	1,649
Facility selling, general and administrative expenses	3,082	2,730
Total selling, general and administrative expense	5,470	4,379
Stock compensation expense	75	114
Depreciation and amortization	662	636
Provision for doubtful accounts	430	356
Total operating costs and expenses	19,156	16,031

Operating income	1,329	860

Other expense, net	(42)	(9)

Income before income taxes and minority interest	1,287	851

Income tax provision	380	346

Income before minority interest	907	505

Minority interest in income of
consolidated subsidiaries	(458)	(122)

Net income	$449	$383

Medical services revenue increased approximately $3,598,000 (22%) for the three months ended March 31, 2008, compared to the same period of the preceding year.  Medical services revenue for the three months ended March 31, 2008 includes approximately $17,000 of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $37,000 during the same period of the preceding year.  Dialysis treatments performed increased from 59,537 during the first quarter of 2007 to 65,321 during the first quarter of 2008, a 10% increase which includes treatments at a center in which we acquired an 80% interest effective January 1, 2008 that we previously managed until acquiring the center.  The increase in treatments includes treatments at two centers we acquired during the first quarter of 2007 that were in operation throughout the first quarter of 2008, two centers opened during late 2007 and treatments at the center in which we acquired an 80% interest effective January 1, 2008.  Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us.  This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service.  We routinely recognize these revenues as we become aware that these limits have been met.

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

Operating income increased approximately $469,000 (55%) for the three months ended March 31, 2008, compared to the preceding year, including start-up costs associated with our new centers of $176,000 for the three months ended March 31, 2008 compared to $206,000 for the same period of the preceding year.

Other operating income, representing management fee income pursuant to a management services agreement with an unaffiliated center in which we acquired an 80% interest effective January 1, 2008, ceased effective with the first quarter of 2008 as a result of our acquisition of that center.  This acquisition resulted in the center becoming consolidated at which point management fee income eliminates for financial reporting purposes.

Cost of medical services sales as a percentage of sales decreased to 61% for the three months ended March 31, 2008, compared to 63% for the same period of the preceding year, with a decrease in supply costs as a percentage of medical service sales, more than offsetting increased payroll costs as a percentage of sales revenues.

Approximately 28% of our medical services revenue for the three months ended March 31, 2008 and 26% for the same period of the preceding year derived from the administration of EPO to our dialysis patients.

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005.  Operations of the medical products division are included in our operating results subsequent to the merger.  These operations represent a minor portion of our operations with operating revenues of $290,000 for the first quarter of 2008 and $231,000 for the same period of the preceding year (1.4% of operating revenues for both periods).  Operating income for the medical products division was $45,000 for the first quarter of 2008 and $16,000 for the same period of the preceding year (3.4% of first quarter 2008 operating income and 1.9% of first quarter 2007 operating income).

Cost of sales for our medical products division amounted to 55% of sales of that division for the three months ended March 31, 2008 compared to 62% for the same period of the preceding year.  Cost of sales for this division is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $1,092,000 (25%) for the three months ended March 31, 2008, compared to the same period of the preceding year.  This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations.  Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue.  Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 27% for the three months ended March 31, 2008, and 26% for the same period of the preceding year.

Provision for doubtful accounts increased approximately $74,000 for the three months ended March 31, 2008, compared to the same period of the preceding year.  The provision amounted to 2% of medical services revenue for the three months ended March 31, 2008, and for the same period of preceding year.  Medicare bad debt recoveries of $114,000 were recorded during the three months ended March 31, 2008, compared to approximately $101,000 for the same period of the preceding year.  Without the effect of the Medicare bad debt recoveries, the provision for doubtful accounts would have amounted to 3% of medical services revenue for the three months ended March 31, 2008, and for the same period of the preceding year.  The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings.  The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix.  Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days sales outstanding were 92 as of March 31, 2008, compared to 93 as of December 31, 2007.  Days sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix.  Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Non-operating expense amounted to approximately $42,000 for the three months ended March 31, 2008, compared to approximately $9,000 for the same period of the preceding year which included an increase in rental income of $7,000, a decrease in interest income of $15,000, an increase in interest expense of $7,000 and a decrease in miscellaneous other income of $17,000.

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

Liquidity and Capital Resources

Working capital totaled approximately $18,617,000 at March 31, 2008, which reflected an increase of $4,000 during the three months ended March 31, 2008.  Included in the changes in components of working capital was an increase in cash and cash equivalents of $886,000, which included net cash provided by operating activities of $2,051,000; net cash used in investing activities of $2,088,000 (including additions to property and equipment of $894,000, payments of $1,295,000 for an acquisition and a $183,000 repayment received on a physician affiliate loan); and net cash provided by financing activities of $923,000 (including borrowings of $2,800,000 under our line of credit, repayments of $1,950,000 on our line of credit, and distributions to subsidiary minority members of $365,000 and capital contributions of $450,000 by subsidiary minority members).

Net cash provided by operating activities consists of net income before non-cash items which for the first quarter of 2008 consists of depreciation and amortization of $663,000, bad debt expense of $430,000, income applicable to minority interests of $458,000, and non-cash stock and stock option compensation expense of $74,000, as adjusted for changes in components of working capital.  Significant changes in components of working capital, in addition to the $886,000 increase in cash, included a decrease in prepaid expenses and other current assets of $489,000 including application of a $400,000 deposit toward our self-insured health plan liability, as a decrease of $254,000 in prepaid and refundable income taxes due to application of payments against current period tax liabilities an increase in accounts payable of $232,000, a decrease in accrued expenses of $956,000 (largely consisting of payment of normal payroll tax liabilities and payments towards our self-insured health plan liability).  The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan.  This loan had a remaining principal balance of $519,000 at March 31, 2008 and $526,000 at December 31, 2007.  In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia which we refinanced upon maturity in April, 2006 for an additional five years with a new maturity of April, 2011. This loan had an outstanding principal balance of approximately $584,000 at March 31, 2008 and $589,000 at December 31, 2007.

We acquired an 80% interest in a Georgia center effective January 1, 2008 and are in the process of developing a new dialysis center in each of Indiana and Pennsylvania with the Indiana center to be managed by the company with provisions for the company to acquire a controlling interest in the future.

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

We continually seek to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers.  Such expansion requires capital.  We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association.  See Note 3 to “Notes to Consolidated Financial Statements.”  To assist with our expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with Key Bank National Association in October, 2005.  We have outstanding borrowings of $6,800,000 under this credit facility as of March 31, 2008.  No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

New Accounting Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for us beginning in 2008 except for the nonfinancial assets and liabilities that are subject to a one year deferral allowed by FASB Staff Position FAS157-2 (“FSP FAS 157-2”) Effective Date of FASB Statement No. 157 issued February 12, 2008.  FSP FAS157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The company is evaluating the impact on its financial statements of adopting SFAS 157.

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

Goodwill and Intangible Asset Impairment:  In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  This impairment test requires the determination of the fair value of the intangible asset.  If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  According to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) we analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $3,080,000 at March 31, 2008.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates.  There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $7,904,000 at March 31, 2008.

We have exposure to both rising and falling interest rates.  Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $23,000 on our results of operations for the quarter ended March 31, 2008.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.  Controls and Procedures

(a)           Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2008, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b)           Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Securities sold by the company in the first quarter of 2008, all under the company’s 1999 Stock Incentive Plan, include: (i) on January 10, 2008, 13,500 shares were awarded to non-executive management personnel for past services and as an incentive for future services, which restricted stock awards vest in 25% equal increments over four years commencing on January 9, 2009 through 2012; and (ii) on February 29, 2008, the grant of two options, each for five years, one to the Company’s Vice President of Finance and Chief Financial Officer for 50,000 shares exercisable at $12.18 per share through February 28, 2013, vesting in equal increments of 12,500 shares over four years commencing February 28, 2009, and the second option for 10,000 shares to a key employee, with the same exercise price and vesting provisions (2,500 shares each year) as the other option.  These options were similarly issued for services and future incentive.  See Note 5 to “Notes to Consolidated Financial Statements.”

All the shares were issued pursuant to the non-public offering exemption contained in Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  All persons who acquired the company’s common stock and options (and the shares to be acquired upon exercise of the options), which securities are “restricted” securities as defined in Rule 144(a)(3) of the Securities Act, is an officer or key employees of the company, and are knowledgeable about the affairs and financial condition of the company, and have acquired the common stock and options (and upon exercise of the options, the underlying common stock) for investment purposes and not with a view to distribution.

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

DIALYSIS CORPORATION OF AMERICA

By:	/s/ ANDREW JEANNERET
ANDREW JEANNERET, Vice President, Finance and
Chief Financial Officer

Dated: May 12, 2008

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