Form 10-Q
period 2008-06-30
DIALYSIS CORP OF AMERICA
filed 2008-08-11
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10--Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,579,743 shares as of August 8, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION			1

The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2008 and June 30, 2007, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements		1

	1)	Consolidated Statements of Income for the three months and six months ended June 30, 2008 and June 30, 2007 (Unaudited).	1

	2)	Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007.	2

	3)	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007 (Unaudited).	3

	4)	Notes to Consolidated Financial Statements as of June 30, 2008 (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4.	Controls and Procedures		25

PART II -- OTHER INFORMATION			26

Item 4.	Submission of Matters to a Vote of Security Holders		26

Item 6.	Exhibits		26

PART I  --  FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating revenues:
Sales:
Medical services revenue	$20,519,222	$18,117,808	$40,714,224	$34,714,715
Product sales	317,017	300,531	607,103	531,591
Total sales revenues	20,836,239	18,418,339	41,321,327	35,246,306
Other income	---	66,849	---	129,409
	20,836,239	18,485,188	41,321,327	35,375,715
Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	12,661,921	10,894,244	25,019,706	21,296,708
Cost of product sales	173,746	182,244	334,481	325,705
Total cost of sales revenues	12,835,667	11,076,488	25,354,187	21,622,413
Selling, general and administrative expenses:
Corporate	2,449,491	1,893,397	4,838,035	3,541,920
Facility	2,996,083	2,862,590	6,078,242	5,592,913
Total	5,445,574	4,755,987	10,916,277	9,134,833
Stock compensation expense	81,884	87,505	156,485	201,475
Depreciation and amortization	678,831	655,226	1,341,403	1,290,962
Provision for doubtful accounts	649,113	353,083	1,079,143	709,180
	19,691,069	16,928,289	38,847,495	32,958,863

Operating income	1,145,170	1,556,899	2,473,832	2,416,852

Other income (expense), net	12,857	(27,981)	(29,210)	(37,208)

Income before income taxes and
minority interest	1,158,027	1,528,918	2,444,622	2,379,644

Income tax provision	305,170	520,649	684,908	866,421

Income before minority interest	852,857	1,008,269	1,759,714	1,513,223

Minority interest in income
of consolidated subsidiaries	(190,198)	(255,142)	(648,143)	(376,876)

Net income	$662,659	$753,127	$1,111,571	$1,136,347

Earnings per share:
Basic	$.07	$.08	$.12	$.12
Diluted	$.07	$.08	$.12	$.12

Weighted average shares outstanding:
Basic	9,579,766	9,573,244	9,579,931	9,572,178
Diluted	9,613,663	9,611,096	9,614,819	9,611,599

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,692,475	$2,447,820
Accounts receivable, less allowance
of $2,202,000 at June 30, 2008,
$2,114,000 at December 31, 2007	20,951,827	20,159,926
Inventories, less allowance for obsolescence
of $25,000 at June 30, 2008 and December 31, 2007	2,457,504	2,006,661
Deferred income tax asset	998,000	998,000
Prepaid expenses and other current assets	2,116,848	2,845,675
Prepaid and refundable income taxes	295,416	467,731
Total current assets	30,512,070	28,925,813

Property and equipment:
Land	1,333,191	1,333,191
Buildings and improvements	5,716,904	5,716,904
Machinery and equipment	13,344,225	12,359,797
Leasehold improvements	10,179,514	9,356,531
	30,573,834	28,766,423
Less accumulated depreciation and amortization	13,337,405	12,264,029
	17,236,429	16,502,394

Goodwill	10,549,501	8,576,893
Other assets	681,580	841,092
Total other assets	11,231,081	9,417,985
	$58,979,580	$54,846,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,004,979	$4,062,611
Accrued expenses	6,198,558	6,161,588
Income taxes payable	---	33,297
Current portion of long-term debt	67,000	56,000
Acquisition liabilities	1,323,020	---
Total current liabilities	11,593,557	10,313,496

Long-term debt, less current portion	7,820,156	7,009,419
Deferred income tax liability	574,000	574,000
Total liabilities	19,987,713	17,896,915

Minority interest in subsidiaries	5,645,317	4,942,797

Commitments and Contingencies

Stockholders' equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,579,743 shares issued and outstanding at June 30, 2008; 9,573,596 shares issued and outstanding at December 31, 2007	95,797	95,736
Additional paid-in capital	15,816,220	15,587,782
Retained earnings	17,434,533	16,322,962
Total stockholders' equity	33,346,550	32,006,480
	$58,979,580	$54,846,192

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission in March, 2008.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$1,111,571	$1,136,347
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,341,403	1,290,962
Bad debt expense	1,079,143	709,180
Deferred tax asset applied	---	647,596
Stock related compensation expense	156,485	201,475
Minority interest	648,143	376,876
Increase (decrease) relating to operating activities from:
Accounts receivable	(1,204,714)	(5,239,160)
Inventories	(395,386)	(53,213)
Prepaid expenses and other current assets	766,816	1,040,379
Prepaid and refundable income taxes	172,315	(147,451)
Accounts payable	(57,632)	27,667
Accrued expenses	108,984	(614,671)
Income taxes payable	(33,297)	(592,185)
Net cash provided by (used in) operating activities	3,693,831	(1,216,198)

Investing activities:
Additions to property and equipment, net of minor disposals	(1,984,803)	(902,894)
Payments received on physician affiliate loans	283,450	17,902
Acquisition of dialysis centers	(1,270,408)	(2,159,821)
Purchase of minority interest in subsidiaries	(25,000)	---
Other assets	(4,406)	(159,315)
Net cash used in investing activities	(3,001,167)	(3,204,128)

Financing activities:
Line of credit borrowings	3,500,000	2,550,000
Line of credit repayments	(2,650,000)	(500,000)
Payments on other long-term debt	(28,263)	(84,542)
Minority investment in Toledo subsidiary	---	750,000
Capital contributions by subsidiaries’ minority members	450,000	---
Distribution to subsidiary minority members	(719,746)	(306,056)
Net cash provided by financing activities	551,991	2,409,402

Increase (decrease) in cash and cash equivalents	1,244,655	(2,010,924)

Cash and cash equivalents at beginning of period	2,447,820	3,491,569

Cash and cash equivalents at end of period	$3,692,475	$1,480,645

Supplemental disclosure of cash flow Information:
Interest paid	$256,000	$378,000
Incomes taxes paid	388,000	947,000

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments.  We own 36 operating dialysis centers (including one Georgia center acquired effective January 1, 2008 and one recently opened in Pennsylvania in August, 2008) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.  We have one dialysis facility under development which we intend to manage pursuant to a management services agreement with provisions pursuant to which we can acquire a controlling interest in the future).  We have agreements to provide inpatient dialysis treatments to 11 hospitals.  Our medical products operations are not a significant component of our operations with operating revenues of $607,000 during the first half of 2008 and $532,000 for the same period of the preceding year (1.5% of operating revenues for both periods) and operating income of $114,000 during the first half of 2008 and $62,000 for the same period of the preceding year (4.6% and 2.6%, respectively of operating income).

Medical Services Revenue

Our medical services revenues by payor are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Medicare	48%	50%	47%	51%
Medicaid and comparable programs	9	9	9	9
Hospital inpatient dialysis services	4	4	5	4
Commercial insurers and other private payors	39	37	39	36
	100%	100%	100%	100%

Our sources of medical services revenue (in thousands) are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
Outpatient hemodialysis services	$11,098	54%	$9,970	55%	$22,088	54%	$18,995	55%
Home and peritoneal dialysis services	941	5	801	4	1,882	5	1,751	5
Inpatient hemodialysis services	842	4	636	4	1,912	5	1,233	3
Ancillary services	7,638	37	6,711	37	14,832	36	12,736	37
	$20,519	100%	$18,118	100%	$40,714	100%	$34,715	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

The company’s principal estimates are for estimated uncollectible accounts receivable, estimated useful lives of depreciable assets, and estimated patient revenues from non-contracted payors.  Estimates are based on historical experience and assumptions believed to be reasonable given the available evidence at the time of the estimates.  Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.  Although cash and cash equivalents are largely not federally insured, the credit risk associated with these deposits that typically may be redeemed upon demand is considered low due to the high quality of the investment instruments and financial institutions in which they are invested.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients.  Receivables from Medicare and Medicaid comprised 43% of receivables at June 30, 2008 and 49% at December 31, 2007.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and finished goods inventory of the company’s medical products division.

Accrued Expenses

Accrued expenses are comprised as follows:

	June 30,	December 31,
	2008	2007
Accrued compensation	$1,668,378	$1,342,122
Excess insurance liability	3,769,147	2,789,055
Medical and dental self insurance liability	---	687,031
Other	761,033	1,343,380
	$6,198,558	$6,161,588

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts we expect from the insurers.  We communicate with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as the primary insurer when payor is secondary, and underbillings by us based on estimated fee schedules.  These amounts remain in excess insurance liability until resolution.  We identified approximately $1,168,000 and $726,000 of the excess insurance liability as of June 30, 2008 and December 31, 2007, respectively, as relating to duplicate payments and other amounts that will be refunded.  Approximately $17,000 and $108,000 during the three months and six months ended June 30, 2008 and $179,000 and $216,000 for the same periods of the preceding year determined to be nonrefundable that had been included in excess insurance liability were recorded in medical services revenues.

We have a medical and dental self insurance plan administered by a third party administrator pursuant to which we are responsible for claims and administrative fees.  Based on payments toward plan obligations, there was no estimated obligation payable at June 30, 2008.  There was an estimated obligation payable of approximately $687,000 at December 31, 2007.  We had a deposit toward our plan obligations of approximately $400,000 at December 31, 2007 included in prepaid expenses and other current assets that was applied toward our plan obligations during the first quarter of 2008.  There was no such deposit at June 30, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

There is only one supplier of erythropoietin (“EPO”) in the United States.  This supplier and another manufacturer received FDA approval for two alternative products available for dialysis patients, which is indicated to be effective for a longer period than EPO.  The alternative drugs also could be administered by the patient’s physician.  Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability.  There are no other suppliers of any similar drugs available to dialysis treatment providers.  Revenues from the administration of EPO, which amounted to approximately $5,594,000 and $11,165,000 for the three months and six months ended June 30, 2008 and $5,408,000 and $9,455,000 for the same periods of the preceding year, comprised 27% for the three months and six months ended June 30, 2008 and 30% and 27% for the same periods of the preceding year of medical services revenues for these periods, respectively.

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

Goodwill

Goodwill represents cost in excess of net assets acquired and is recorded according to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142).  Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment, which testing has indicated no impairment of goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.  Deferred expenses of approximately $274,000 at June 30, 2008 and $207,000 at December 31, 2007 are included in other assets.  Amortization expense was approximately $14,000 and $28,000 for the three months and six months ended June 30, 2008, and $9,000 and $17,000 for the same periods of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Effective beginning 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes.  We may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results.  Pursuant to the provisions of FIN 48, our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

Pursuant to Statement of Financial Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”), we account for the fair value of stock option grants as compensation costs in our financial statements, based on grant date fair value, expensed ratably over the requisite vesting period.  Stock compensation expense was approximately $49,000 and $99,000 during the three months and six months ended June 30, 2008, and $70,000 and $184,000 during the same periods of the preceding year, with related income tax benefits of approximately $17,000 and $34,000 for the three months and six months ended June 30, 2008, and $24,000 and $63,000 for the same periods of the preceding year.

During April, 2007, the company issued an incentive stock option with a total grant date value of $329,000.  This stock option is being expensed over the five-year vesting period with the expense relating to this option amounting to approximately $21,000 and $41,000 for three months and six months ended June 30, 2008, and $17,000 for the same periods of the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of 0.666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  During February, 2008, the company issued two incentive stock options with a total grant date value of $199,000.  These stock options are being expensed over the five-year vesting period with the expense relating to this option amounting to approximately $12,000 and $17,000 for the three months and six months ended June 30, 2008, with no such expense for the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:  risk free interest rate of 2.73%; no dividend yield; volatility factor of the expected market price of our common stock of 0.626 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  As the above options are incentive stock options, the related expense is not deductible for tax purposes.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and contingently issuable shares, calculated using the treasury stock method and average market price.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$662,659	$753,127	$1,111,571	$1,136,347

Weighted average shares outstanding	9,579,766	9,573,244	9,579,931	9,572,178

Weighted average shares outstanding	9,579,766	9,573,244	9,579,931	9,572,178
Shares issuable for employee stock awards	25,500	25,852	25,951	26,918
Weighted average shares diluted computation	9,605,266	9,599,096	9,605,882	9,599,096
Effect of dilutive stock options	8,397	12,000	8,937	12,503
Weighted average shares, as adjusted diluted computation	9,613,663	9,611,096	9,614,819	9,611,599

Earnings per share:
Basic	$.07	$.08	$.12	$.12
Diluted	$.07	$.08	$.12	$.12

We had various potentially dilutive shares during the periods presented.

Other Income (Expense)

Operating:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007

Management fee income	$	----	$66,849	$	-----	$129,409

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Rental income	$100,824	$95,543	$202,198	$190,254
Interest income	14,533	40,973	45,832	87,448
Interest expense	(148,648)	(201,890)	(335,898)	(382,288)
Other	46,148	37,393	58,658	67,378
Other income (expense), net	$12,857	$(27,981)	$(29,210)	$(37,208)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable and debt in the accompanying financial statements approximate their fair value because of the short-term maturity of these instruments, and in the case of debt because such instruments either bear variable interest rates which approximate market or have interest rates approximating those currently available to the company for loans with similar terms and maturities.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

New Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements.  We adopted SFAS 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (FSP) FAS 157-2 (“FSP FAS157-2”) Effective Date of FASB Statement No. 157 issued February 12, 2008.  The standard applies to assets and liabilities that are carried at fair value on a recurring basis.  FSP FAS157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on our financial statements.  We are evaluating the impact SFAS 157 will have on our financial statements beginning in fiscal 2009 as it relates to the items subject to the one-year deferral allowed by FSP FAS 157-2.

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

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51.  SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interests with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

noncontrolling interests, with any losses attributable to the noncontrolling interests in excess of the noncontrolling interests’ equity to be allocated to the noncontrolling interest.  Calculation of earnings per share amounts in the consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS 160 is effective with the first annual reporting period beginning on or after December 15, 2008.  We are evaluating the impact on our financial statements of adopting SFAS 160.

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 2008 and June 30, 2007 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods.  Operating results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2007.

NOTE 3--LONG-TERM DEBT

Through our subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement. we obtained a $700,000 development loan.   The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement.  Pursuant to a May, 2006, modification, monthly payments are $2,402 plus interest at prime until maturity on May 2, 2026.  This loan had an outstanding principal balance of approximately $512,000 at June 30, 2008 and $526,000 December 31, 2007.

In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia.  Pursuant to an April, 2006, modification, payments are $6,000 including principal and interest with a final payment consisting of a balloon payment and any unpaid interest due April, 2011.  Interest is at prime with a rate floor of 5.75% and a rate ceiling of 8.00%.  The remaining principal balance under this mortgage amounted to approximately $575,000 at June 30, 2008 and $589,000 at December 31, 2007.

The prime rate was 5% as of June 30, 2008 and 7.25% as of December 31, 2007.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios.  The company was in compliance with the debt covenants at June 30, 2008 and December 31, 2007.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 3--LONG-TERM DEBT--Continued

On October 24, 2005, we entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008 which has been extended for one year to October 24, 2009.  Each of our wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries.  Further, the obligation under the revolving line of credit is secured by our pledge of our ownership in our subsidiaries.  The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes.  Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement.  The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan.  The agreement contains customary reporting and financial covenant requirements for this type of credit facility.  We were in compliance with the requirements of this credit facility at June 30, 2008 and December 31, 2007.  We have $6,800,000 in outstanding borrowings under our line of credit at June 30, 2008, consisting of four LIBOR loans with maturities of three months.  The interest rates on the individual LIBOR loans outstanding at June 30, 2008 range from 3.9375% to 4.1875%, which includes LIBOR at issuance plus an applicable margin of 1.25%.  Pursuant to the one year line of credit extension to October 24, 2009, the individual LIBOR loans are renewable at the end of their respective terms.  We had $5,950,000, in outstanding borrowings under our line of credit at December 31, 2007, including three LIBOR loans totaling $5,800,000 and a $150,000 base rate loan.  The base rate loan had an interest rate of 7.25% and the LIBOR loans had interest rates ranging from 6.5% to 6.6875% at December 31, 2007.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at June 30, 2008 or December 31, 2007, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

NOTE 5--STOCK OPTIONS AND STOCK AWARDS--Continued

On June 27, 2006, we granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006.  Of these stock awards, 36,000 shares were cancelled, 8,500 shares vested at the end of 20066,500 shares vested at the end of 2007, and 6,500 shares will vest each at the end of 2008 and 2009.

In April, 2007, the board of directors granted a five-year option to our newly retained Vice President of Operations and Chief Operating Officer for 50,000 shares exercisable at $12.18 through April 15, 2012.  The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008.  The grant date fair value of $329,000 is being expensed over the five-year vesting period with approximately $21,000 and $41,000 expense recorded during the three months and six months ended June 30, 2008, and $17,000 for the same periods of the preceding year.

On January 10, 2008, the board of directors granted stock awards for 13,500 shares to non-executive management personnel with the awards to vest over four years in 25% equal increments commencing on January 9, 2009.  One award for 1,000 shares was cancelled due to resignation of an employee, leaving awards for 12,500 shares outstanding as of June 30, 2008.

On February 29, 2008, the board of directors granted a five year option to our newly appointed Chief Financial Officer for 50,000 shares exercisable at $12.18 through February 28, 2013, and a five year option to a key employee for 10,000 shares, each of the options vesting in equal increments totaling 15,000 shares every 12 months commencing February 28, 2009.  The grant date fair value of $199,200 is being expensed over the five-year vesting period with approximately $12,000 and $17,000 expense recorded during the three months and six months ended June 30, 2008.

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
June 30, 2008
(Unaudited)

NOTE 7--ACQUISITIONS--Continued

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

NOTE 8--LOAN TRANSACTIONS

The company has and may continue to provide funds in excess of capital contributions subject to financing agreements with our subsidiaries to meet the subsidiaries’ working capital requirements, usually until they become self-sufficient.  The operating agreements for the subsidiaries provide for cash flow and other proceeds to first pay any such financing, exclusive of any tax payment distributions.  Minority members of the subsidiaries are responsible for their respective portion of any financing according to their ownership interests.

NOTE 9--STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the six months ended June 30, 2008 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2007	$95,736	$15,587,782	$16,322,962	$32,006,480
Stock compensation, issued (6,500 shares)	65	71,950	---	72,015
Stock related compensation expense	---	156,484	---	156,484
Share cancellation due to escheatment (353 shares)	(4)	4	---	---
Net income	---	---	1,111,571	1,111,571
Balance June 30, 2008	$95,797	$15,816,220	$17,434,533	$33,346,550

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2008, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A.  Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2007.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.  You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 36 outpatient dialysis centers, including one dialysis center which we previously managed and acquired effective January 1, 2008 in which we have an 80% ownership interest to patients with chronic kidney failure, also known as end-stage renal disease or ESRD.  We provide dialysis treatments to dialysis patients of hospitals and medical centers through acute inpatient dialysis services agreements with those entities.  We also provide homecare services, including home peritoneal dialysis and home hemodialysis.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism.  Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible.  Approximately 96% of our patients had a Kt/V level greater than 1.2, for the second quarter ended June 30, 2008, as well as for the first quarter ended March 31, 2008.

Anemia is a shortage of oxygen-carrying red blood cells.  Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems.  Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors.  Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  Approximately 82% of our patients had a hemoglobin level greater than 11 for the second quarter ended June 30, 2008, compared to approximately 80% for the first quarter ended March 31, 2008.

Vascular access is the “lifeline” for hemodialysis patients.  The Center for Medicare and Medicaid Services, CMS, has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis.  Approximately 55% of DCA patients were dialyzed with a fistula during the second quarter ended June 30, 2008, as well as for the first quarter ended March 31, 2008.

Patient Treatments

The following table shows the number of in-center, home, peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including one center we previously managed until January 1, 2008 when we acquired an 80% interest in the center, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
In center	61,783		57,149		120,535		111,129
Home and peritoneal	3,987		4,161		7,695		8,029
Acute	2,251		1,696		5,112		3,385
	68,021	(1)	63,006	(1)	133,342	(1)	122,543	(1)

_______________

(1)           Treatments by the managed Georgia center include: in-center treatments of 2,621 and 5,181 for the three months and six months end June 30, 2007 and home treatments of 150 and 280 for these same periods, with no acute treatments for these periods.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities.  We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions.  We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.  We experienced approximately a 6% increase in dialysis treatments for the first half of 2008 at centers that were operable during the entire first half of the preceding year compared to a 7% increase for the first half of 2007.

New Business Development

Our future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us.  Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities and be responsible for the supervision of those dialysis centers. We currently have one dialysis facility under development that we intend to manage pursuant to a management services agreement with provisions pursuant to which we can acquire a controlling interest in the future.  Additionally, we are in various stages of discussions relating to several other opportunities, both acquisition and de novo developments.  There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the three months and six months ended June 30, 2008, we incurred approximately $62,000 and $238,000 in pre-tax losses for start-up centers compared to $112,000 and $318,000 for the same periods of the preceding year.

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

Reimbursement

Approximately 56% of our medical services revenues for the first half of 2008 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes.  Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.  The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

Compliance

The healthcare industry is subject to extensive regulation by federal and state authorities.  There are a variety of fraud and abuse measures to combat waste, including anti-kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs.  Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition.  We have a Corporate Integrity Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations.  Among the different programs is our Compliance Program, which assists in our compliance with fraud and abuse laws and supplements our existing policies relating to claims submission, cost report preparation, initial audit and human resources, all geared towards a cost-efficient operation beneficial to patients and shareholders.

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2008	2007	2008	2007
Medical service revenue	$20,519	$18,118	$40,714	$34,715
Product sales	317	300	607	532
Total sales revenues	20,836	18,418	41,321	35,247
Other income	---	67	---	129
Total operating revenues	20,836	18,485	41,321	35,376

Cost of medical services	12,662	10,894	25,020	21,297
Cost of product sales	174	182	334	326
Total cost of sales revenues	12,836	11,076	25,354	21,623
Corporate selling, general and administrative	2,449	1,893	4,838	3,542
Facility selling, general and administrative	2,996	2,863	6,078	5,593
Total, selling, general and administrative	5,445	4,756	10,916	9,135
Stock compensation expense	82	88	156	201
Depreciation and amortization	679	655	1,342	1,291
Provision for doubtful accounts	649	353	1,079	709
Total operating costs and expenses	19,691	16,928	38,847	32,959

Operating income	1,145	1,557	2,474	2,417

Other income (expense), net	13	(28)	(29)	(37)

Income before income taxes and minority interest	1,158	1,529	2,445	2,380

Income tax provision	305	521	685	867

Income before minority interest	853	1,008	1,760	1,513

Minority interest in income of
consolidated subsidiaries	(190)	(255)	(648)	(377)

Net income	$663	$753	$1,112	$1,136

Medical services revenue increased approximately $2,401,000 (13%) and $6,000,000 (17%) for the three months and six months ended June 30, 2008, compared to the same periods of the preceding year.  Medical services revenue for the three months and six months ended June 30, 2008 includes approximately $17,000 and $108,000 of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $179,000 and $216,000 for the same periods of the preceding year.  Dialysis treatments performed increased from 63,006 during the second quarter of 2007 to 68,021 during the second quarter of 2008, an 8% increase, and from 122,543 during the first half of 2007 to 133,342 during the first half of 2008, a 9% increase, which includes treatments at a center in which we acquired an 80% interest effective January 1, 2008 that we previously managed until acquiring the center.  The increase in treatments includes treatments at two centers we acquired during the first quarter of 2007 that were in operation throughout the first half of 2008, two centers opened during late 2007, and treatments at the center in which we acquired an 80% interest effective January 1, 2008.  Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us.  This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service.  We routinely recognize these revenues as we become aware that these limits have been met.

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

Operating income was approximately $1,145,000 and $2,474,000 for the three months and six months ended June 30, 2008 compared to approximately $1,557,000 and $2,417,000 for the same periods of the preceding year, including start-up costs associated with our new centers of $62,000 and $238,000 for the three months and six months ended June 30, 2008 compared to $112,000 and $318,000 for the same periods of the preceding year.  The decrease in operating income during the second quarter of 2008 compared to the same period of the preceding year reflects an additional provision for doubtful accounts resulting from a change in payor mix from government based reimbursement to commercial reimbursement, which has more collection risks and specific amounts determined to be uncollectable.

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

Cost of medical services sales as a percentage of sales amounted to 62% for the three months and 61% for the six months ended June 30, 2008, compared to 60% and 61% for the same periods of the preceding year, with increases in both supply costs and payroll costs as a percentage of medical service sales during the three months ended June 30, 2008, compared to the same period of the preceding year.

Approximately 27% of our medical services revenue for the three months and six months ended June 30, 2008, and 30% and 27% for the same periods of the preceding year derived from the administration of EPO to our dialysis patients.

Our medical products division was acquired pursuant to our merger with our former parent company in September, 2005.  Operations of the medical products division are included in our operating results subsequent to the merger.  These operations represent a minor portion of our operations with operating revenues of $317,000 and $607,000 for the three months and six months ended June 30, 2008 compared to $301,000 and $532,000 for the same periods of the preceding year (1.5% of operating revenues for the three months and six months ended June 30, 2008 compared to 1.6% and 1.5% for the same periods of the preceding year).  Operating income for the medical products division was $69,000 and $114,000 for the three months and six months ended June 30, 2008 and $46,000 and $62,000 for the same periods of the preceding year (6.0% and 4.6% of operating income for the three months and six months ended June 30, 2008 compared to 2.9% and 2.6% for the same periods of the preceding year).

Cost of sales for our medical products division amounted to 55% of sales of that division for the three months and six months ended June 30, 2008 compared to 61% for the same periods of the preceding year.  Cost of sales for this division is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $690,000 (14%) and $1,781,000 (20%) for the three months and six months ended June 30, 2008, compared to the same periods of the preceding year.  This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations.  Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue.  Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 26% for the three months and six months ended June 30, 2008, and for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $296,000 and $370,000 for the three months and six months ended June 30, 2008, compared to the same periods of the preceding year reflecting an additional provision resulting from a change in payor mix from government based reimbursement to commercial reimbursement, which has more collection risks, and specific amounts determined to be uncollectable.  The provision amounted to 3% of medical services revenue for the three months and six months ended June 30, 2008, compared to 2% for the same periods of preceding year, which was not altered by Medicare bad debt recoveries of $48,000 and $162,000 during the three months and six months ended June 30, 2008, compared to approximately $40,000 and $141,000 for the same periods of the preceding year.  The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings.  The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix.  Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days sales outstanding were 94 as of June 30, 2008, compared to 93 as of December 31, 2007.  Days sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix.  Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Non-operating income (expense) amounted to approximately $13,000 and $(29,000) for the three months and six months ended June 30, 2008, compared to approximately $(28,000) and $(37,000) for the same periods of the preceding year, which included for the respective periods, increases in rental income of $5,000 and $12,000, decreases in interest income of $26,000 and $41,000 resulting from lower interest rates earned on invested funds, decreases in interest expense of $53,000 and $46,000 resulting from reduced average borrowings and lower interest rates on borrowed funds, and an increase of $9,000 for the three months ended June 30, 2008, and a decrease of $9,000 for the six months ended June 30, 2008 in miscellaneous other income.

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

Liquidity and Capital Resources

Working capital totaled approximately $18,919,000 at June 30, 2008, which reflected an increase of $306,000 during the six months ended June 30, 2008.  Included in the changes in components of working capital was:  an increase in cash and cash equivalents of $1,245,000, which included net cash provided by operating activities of $3,694,000; net cash used in investing activities of $3,001,000 (including additions to property and equipment of $1,985,000), payments of $1,295,000 for acquisitions, and repayments of $283,000 received on a physician affiliate loan); and net cash provided by financing activities of $552,000 (including borrowings of $3,500,000 under our line of credit, repayments of $2,650,000 on our line of credit, other debt repayments of $28,000, distributions to subsidiary minority members of $720,000, and capital contributions of $450,000 by subsidiary minority members).

Net cash provided by operating activities consists of net income before non-cash items, which for the first half of 2008 consists of depreciation and amortization of $1,342,000, bad debt expense of $1,079,000, income applicable to minority interests of $648,000, and non-cash stock and stock option compensation expense of $156,000, as adjusted for changes in components of working capital.  Significant changes in components of working capital, in addition to the $1,245,000 increase in cash, included an increase in accounts receivable of $792,000, an increase in inventories of $450,000, a decrease in prepaid expenses and other current assets of $729,000 including application of a $400,000 deposit toward our self-insured health plan liability, a decrease of $172,000 in prepaid and refundable income taxes due to application of payments against current period tax liabilities, and an increase of $1,323,000 in acquisition liabilities due to our acquisition of an 80% interest in our Hawkinsville, Georgia subsidiary.  The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan that matures May, 2026.  This loan had a remaining principal balance of $512,000 at June 30, 2008 and $526,000 at December 31, 2007.  We have a building in Valdosta, Georgia with a mortgage that matures April, 2011. This loan had an outstanding principal balance of approximately $575,000 at June 30, 2008 and $589,000 at December 31, 2007.

We acquired an 80% interest in a Georgia center effective January 1, 2008, opened a new Pennsylvania center in August, 2008, and are in the process of developing a new dialysis center in Indiana, which we intend to manage with provisions for us to acquire a controlling interest in the future.

Capital is needed primarily for the development and acquisition of outpatient dialysis centers. We continually seek to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers.  The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $750,000 to $1,500,000, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition provides us with an immediate ongoing operation. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions.  Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate income.  We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association.  See Note 3 to “Notes to Consolidated Financial Statements.”  To assist with our expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with Key Bank National Association in October, 2005 which has been extended for one year to October, 2009.  We have outstanding borrowings of $6,800,000 under this credit facility as of June 30, 2008.  No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

New Accounting Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  We adopted SFAS 157 effective January 1, 2008 except for the nonfinancial assets and liabilities that are subject to a one year deferral allowed by FASB Staff Position FAS157-2 (“FSP FAS 157-2”) Effective Date of FASB Statement No. 157 issued February 12, 2008.  FSP FAS157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 did not have a material effect on our financial statements.  We are evaluating the impact SFAS 157 will have on our financial statements beginning in fiscal 2009 as it relates to the items subject to the one-year deferral allowed by FSP FAS 157-2.

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

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51.  SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and noncontrolling interests with these amounts disclosed on the face of the consolidated income statement and requires any losses attributable to the noncontrolling interests in excess of noncontrolling interests in equity to be allocated to the noncontrolling interests.  SFAS 160 will be effective for us in 2009.  We are evaluating the impact on our financial statements of adopting SFAS 160.

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

Revenue Recognition:  Revenues are recognized net of contractual provisions at the expected collectable amount.  We receive payments through reimbursement from Medicare and Medicaid for our outpatient dialysis treatments coupled with patients’ private payments, individually and through private third-party insurers.  A substantial portion of our revenues are derived from the Medicare ESRD program, which outpatient reimbursement rates are fixed under a composite rate structure, which includes the dialysis services and certain supplies, drugs and laboratory tests.  Certain of these ancillary services are reimbursable outside of the composite rate.  Medicaid reimbursement is similar and supplemental to the Medicare program.  Our acute inpatient dialysis operations are paid under contractual arrangements, usually at higher contractually established rates, as are certain of the private pay insurers for outpatient dialysis.  We have a sophisticated information and computerized coding system, but due to the complexity of the payor mix and regulations, we sometimes receive more or less than the amount expected when the services are provided.  We reconcile any differences at least quarterly.

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

Goodwill and Intangible Asset Impairment:  In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  This impairment test requires the determination of the fair value of the intangible asset.  If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  According to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) we analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis or whenever events or circumstances indicate that the carrying amount of the asset might not be fully recoverable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $3,462,000 at June 30, 2008.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates.  There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $7,887,000 at June 30, 2008.

We have exposure to both rising and falling interest rates.  Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $18,000 on our results of operations for the six months ended June 30, 2008.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.  Controls and Procedures

(a)           Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2008, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act, which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b)           Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On June 12, 2008, the company held its annual meeting of shareholders to vote on two matters: (i) the election of five directors; and (ii) to ratify the appointment of Moore Stephens, P.C., as independent auditors of the company for the 2008 fiscal year.  All directors, each of whom served as directors of the company over the past years, were elected, and the appointment of the independent auditors was ratified.  The voting tabulations were as follows:

Election of Directors:

	For	Withheld		Total
Thomas K. Langbein	7,726,198	409,701	=	8,135,899
Stephen W. Everett	8,006,704	129,195	=	8 135,899
Peter D. Fischbein	7,513,972	621,927	=	8,135,899
Robert W. Trause	7,239,175	896,724	=	8,135,899
Alexander Bienenstock	7,513,746	622,153	=	8,135,899

Ratification of appointment of Moore Stephens, P.C. as the company’s independent auditors for fiscal 2008:

For	Against	Abstain	Total
7,863,025	271,886	988	8,135,899

Item 6.    Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

	32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
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

DIALYSIS CORPORATION OF AMERICA

By:	ANDREW JEANNERET
ANDREW JEANNERET, Vice President, Finance and
Chief Financial Officer

Dated: August 8, 2008

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