Form 10-Q
period 2008-09-30
DIALYSIS CORP OF AMERICA
filed 2008-11-10
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes ☐ or No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,579,743 shares as of November 7, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION			1

The Consolidated Financial Statements (Unaudited) for the three months and nine months ended September 30, 2008 and September 30, 2007, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements		1

	1)	Consolidated Statements of Income for the three months and nine months ended September 30, 2008 and September 30, 2007 (Unaudited).	1

	2)	Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007.	2

	3)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 (Unaudited).	3

	4)	Notes to Consolidated Financial Statements as of September 30, 2008 (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		23

Item 4.	Controls and Procedures		23

PART II -- OTHER INFORMATION			25

Item 6.	Exhibits		25

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Sales:
Medical services revenue	$21,586,004	$18,819,993	$62,300,228	$53,534,708
Product sales	273,831	272,029	880,934	803,620
Total sales revenues	21,859,835	19,092,022	63,181,162	54,338,328
Management fee income	—	80,910	—	210,319
	21,859,835	19,172,932	63,181,162	54,548,647
Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	12,805,376	11,167,118	37,825,082	32,463,826
Cost of product sales	158,311	162,990	492,792	488,695
Total cost of sales revenues	12,963,687	11,330,108	38,317,874	32,952,521
Selling, general and administrative expenses:
Corporate	2,764,026	2,130,059	7,602,061	5,671,979
Facility	3,311,688	2,715,047	9,389,930	8,307,960
Total	6,075,714	4,845,106	16,991,991	13,979,939
Stock compensation expense	82,393	52,509	238,878	253,984
Depreciation and amortization	708,626	672,873	2,050,029	1,963,835
Provision for doubtful accounts	499,897	450,254	1,579,040	1,159,434
	20,330,317	17,350,850	59,177,812	50,309,713

Operating income	1,529,518	1,822,082	4,003,350	4,238,934

Other income (expense), net	488	(46,770)	(28,722)	(83,978)

Income before income taxes and minority interest	1,530,006	1,775,312	3,974,628	4,154,956

Income tax provision	510,899	580,885	1,195,807	1,447,306

Income before minority interest	1,019,107	1,194,427	2,778,821	2,707,650

Minority interest in income of consolidated subsidiaries	(144,162)	(267,010)	(792,305)	(643,886)

Net income	$874,945	$927,417	$1,986,516	$2,063,764

Earnings per share:
Basic	$.09	$.10	$.21	$.22
Diluted	$.09	$.10	$.21	$.21

Weighted average shares outstanding:
Basic	9,579,743	9,573,596	9,579,868	9,572,656
Diluted	9,614,084	9,604,278	9,614,162	9,609,136

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007(A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,706,122	$2,447,820
Accounts receivable, less allowance of $2,200,000 at September 30, 2008; $2,114,000 at December 31, 2007	20,889,179	20,159,926
Inventories, less allowance for obsolescence of $25,000 at September 30, 2008 and December 31, 2007	2,466,817	2,006,661
Deferred income tax asset	998,000	998,000
Prepaid expenses and other current assets	2,293,342	2,845,675
Prepaid and refundable income taxes	29,943	467,731
Total current assets	31,383,403	28,925,813

Property and equipment:
Land	1,333,191	1,333,191
Buildings and improvements	5,721,879	5,716,904
Machinery and equipment	14,304,325	12,359,797
Leasehold improvements	10,706,227	9,356,531
	32,065,622	28,766,423
Less accumulated depreciation and amortization	13,955,039	12,264,029
	18,110,583	16,502,394

Goodwill	10,619,026	8,576,893
Other assets	560,238	841,092
Total other assets	11,179,264	9,417,985
	$60,673,250	$54,846,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,911,830	$4,062,611
Accrued expenses	6,741,424	6,161,588
Income taxes payable	—	33,297
Current portion of long-term debt	74,000	56,000
Acquisition liabilities	1,349,226	—
Total current liabilities	13,076,480	10,313,496

Long-term debt, less current portion	7,293,699	7,009,419
Deferred income tax liability	574,000	574,000
Total liabilities	20,944,179	17,896,915

Minority interest in subsidiaries	5,425,183	4,942,797

Commitments and Contingencies

Stockholders’ equity:
Common stock, $.01 par value, authorized 20,000,000 shares:
9,579,743 shares issued and outstanding at September 30, 2008;
9,573,596 shares issued and outstanding at December 31, 2007	95,797	95,736
Additional paid-in capital	15,898,613	15,587,782
Retained earnings	18,309,478	16,322,962
Total stockholders’ equity	34,303,888	32,006,480
	$60,673,250	$54,846,192

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission in March, 2008.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income	$1,986,516	$2,063,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,050,029	1,963,835
Bad debt expense	1,579,040	1,159,434
Deferred income tax benefit	—	(6,519)
Deferred tax asset applied	—	907,952
Stock related compensation expense	238,878	253,984
Minority interest	792,305	643,886
Increase (decrease) relating to operating activities from:
Accounts receivable	(1,588,397)	(4,178,520)
Inventories	(404,699)	(101,135)
Prepaid expenses and other current assets	590,322	109,170
Prepaid and refundable income taxes	437,788	—
Accounts payable	849,219	981,089
Accrued expenses	651,850	356,590
Income taxes payable	(33,297)	(519,535)
Net cash provided by operating activities	7,149,554	3,633,995

Investing activities:
Additions to property and equipment, net of minor disposals	(3,553,550)	(1,802,336)
Payments received on physician affiliate loans	283,450	28,431
Acquisition of dialysis centers	(1,270,408)	(2,173,134)
Purchase of minority interest in subsidiaries	(25,000)	—
Other assets	133,079	(193,577)
Net cash used in investing activities	(4,432,429)	(4,140,616)

Financing activities:
Line of credit borrowings	4,000,000	2,550,000
Line of credit repayments	(3,650,000)	(1,500,000)
Payments on long-term debt	(47,720)	(119,199)
Minority investment in Toledo subsidiary	—	750,000
Capital contributions by subsidiaries’ minority members	450,000	—
Distribution to subsidiary minority members	(1,211,103)	(408,930)
Net cash (used in) provided by financing activities	(458,823)	1,271,871

Increase in cash and cash equivalents	2,258,302	765,250

Cash and cash equivalents at beginning of period	2,447,820	3,491,569

Cash and cash equivalents at end of period	$4,706,122	$4,256,819

Supplemental disclosure of cash flow information:

Interest paid	$350,835	$554,831
Income taxes paid	$818,631	$1,057,409

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. We own 36 operating dialysis centers (including one Georgia center acquired effective January 1, 2008 and one recently opened in Pennsylvania in August, 2008) located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. We have one dialysis facility under development which we intend to manage pursuant to a management services agreement with provisions pursuant to which we can acquire a controlling interest in the future. We have agreements to provide inpatient dialysis treatments to 11 hospitals. Our medical products operations are not a significant component of our operations with operating revenues of $881,000 during the first nine months of 2008 and $804,000 for the same period of the preceding year (1.4% and 1.5%, respectively, of operating revenues) and operating income of $151,000 during the first nine months of 2008 and $104,000 for the same period of the preceding year (3.8% and 2.4%, respectively, of operating income).

Medical Services Revenue

          Our revenues by payor are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Medicare	46%	48%	47%	50%
Medicaid and comparable programs	9	9	9	9
Hospital inpatient dialysis services	3	4	4	4
Commercial insurers and other private payors	42	39	40	37
	100%	100%	100%	100%

Our sources of revenue (in thousands) are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
Outpatient hemodialysis services	$11,686	54%	$10,095	54%	$33,775	54%	$29,091	54%
Home and peritoneal dialysis services	1,136	5	1,104	6	3,018	5	2,855	5
Inpatient hemodialysis services	558	3	841	4	2,470	4	2,073	4
Ancillary services	8,206	38	6,780	36	23,037	37	19,516	37
	$21,586	100%	$18,820	100%	$62,300	100%	$53,535	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Vendor Volume Discounts

The company has contractual arrangements with certain vendors pursuant to which it receives discounts based on volume of purchases. These discounts are recorded in accordance with paragraph 4 of Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer for Certain Consideration Received from a Vendor,” as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Credit Risk

The company’s primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised approximately 40% of receivables at September 30, 2008 and 49% at December 31, 2007.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and finished goods inventory of the company’s medical products division.

Accrued Expenses

Accrued expenses are comprised as follows:

	September 30, 2008	December 31, 2007
Accrued compensation	$1,691,356	$1,342,122
Excess insurance liability	4,062,000	2,789,055
Medical and dental self insurance liability	122,103	687,031
Other	865,965	1,343,380
	$6,741,424	$6,161,588

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts we expect from the insurers. We communicate with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as the primary insurer when payor is secondary, and underbillings by us based on estimated fee schedules. These amounts remain in excess insurance liability until resolution. We identified approximately $887,000 and $726,000 of the excess insurance liability as of September 30, 2008 and December 31, 2007, respectively, as relating to duplicate payments and other amounts that will be refunded. Approximately $188,000 and $296,000 during the three months and nine months ended September 30, 2008, and $97,000 and $313,000 for the same periods of the preceding year determined to be nonrefundable that had been included in excess insurance liability were recorded in medical services revenues.

We have a medical and dental self insurance plan administered by a third party administrator pursuant to which we are responsible for claims and administrative fees. There was an estimated obligation payable of approximately $122,000 at September 30, 2008 and $687,000 at December 31, 2007. We had a deposit toward our plan obligations of approximately $400,000 at December 31, 2007 included in prepaid expenses and other current assets that was applied toward our plan obligations during the first quarter of 2008. There was no such deposit at September 30, 2008.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Vendor Concentration

There is only one supplier of erythropoietin (“EPO”) in the United States. This supplier and another manufacturer received FDA approval for two alternative products available for dialysis patients, which is indicated to be effective for a longer period than EPO. The alternative drugs also could be administered by the patient’s physician. Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $6,187,000 and $17,352,000 for the three months and nine months ended September 30, 2008 and $4,957,000 and $14,412,000 for the same periods of the preceding year, comprised 29% and 28% for the three months and nine months ended September 30, 2008, and 26% and 27% for the same periods of the preceding year of medical services revenues.

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

Goodwill

Goodwill represents cost in excess of net assets acquired and is recorded according to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment, which testing has indicated no impairment of goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $264,000 at September 30, 2008 and $207,000 at December 31, 2007, are included in other assets. Amortization expense was approximately $14,000 and $42,000 for the three months and nine months ended September 30, 2008, and $9,000 and $26,000 for the same periods of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Income Taxes

Deferred income taxes are determined by applying enacted tax rates applicable to future periods in which the taxes are expected to be paid or recovered to differences between financial accounting and tax basis of assets and liabilities.

Effective beginning 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. We may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results. Pursuant to the provisions of FIN 48, our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

Pursuant to Statement of Financial Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“FAS 123(R)”), we measure compensation cost for stock award compensation arrangements, based on grant date fair value, expensed ratably over the requisite vesting period. Stock compensation expense was approximately $49,000 and $148,000 during the three months and nine months ended September 30, 2008, and $32,000 and $216,000 during the same periods of the preceding year, with related income tax benefits of approximately $17,000 and $50,000 for the three months and nine months ended September 30, 2008, and $11,000 and $74,000 for the same periods of the preceding year.

During April, 2007, the company issued an incentive stock option with a total grant date value of $329,000. This stock option is being expensed over the four-year vesting period with the expense relating to this option amounting to approximately $21,000 and $62,000 for three months and nine months ended September 30, 2008, and $21,000 and $38,000 for the same periods of the preceding year. The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of 0.666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years. During February, 2008, the company issued two incentive stock options with a total grant date value of $199,200. These stock options are being expensed over the four-year vesting period with the expense relating to this option amounting to approximately $12,000 and $29,000 for the three months and nine months ended September 30, 2008, with no such expense for the preceding year. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.73%; no dividend yield; volatility factor of the expected market price of our common stock of 0.626 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years. As the above options are incentive stock options, the related expense is not deductible for tax purposes.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and contingently issuable shares, calculated using the treasury stock method and average market price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net income	$874,945	$927,417	$1,986,516	$2,063,764

Weighted average shares outstanding	9,579,743	9,573,596	9,579,868	9,572,656

Weighted average shares outstanding	9,579,743	9,573,596	9,579,868	9,572,656
Shares issuable for employee stock awards	25,500	19,500	25,389	24,418
Weighted average shares diluted computation	9,605,243	9,593,096	9,605,257	9,597,074
Effect of dilutive stock options	8,841	11,182	8,905	12,062
Weighted average shares, as adjusted diluted computation	9,614,084	9,604,278	9,614,162	9,609,136

Earnings per share:
Basic	$.09	$.10	$.21	$.22
Diluted	$.09	$.10	$.21	$.21

Other Income

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Rental income	$102,019	$98,260	$304,217	$288,514
Interest income	31,673	44,766	77,505	132,214
Interest expense	(122,944)	(199,670)	(458,842)	(581,958)
Other	(10,260)	9,874	48,398	77,252
Other income (expense), net	$488	$(46,770)	$(28,722)	$(83,978)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

New Pronouncements

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. We adopted SFAS 157 effective January 1, 2008, except for the nonfinancial assets and liabilities that are subject to a one-year deferral allowed by FASB Staff Position (“FSP”) FAS 157-2 (“FSP FAS157-2”), “Effective Date of FASB Statement No. 157” issued February 12, 2008. The standard applies to assets and liabilities that are carried at fair value on a recurring basis. FSP FAS157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material effect on our financial statements. We are evaluating the impact SFAS 157 will have on our financial statements beginning in fiscal 2009 as it relates to the items subject to the one-year deferral allowed by FSP FAS 157-2.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51. SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interests with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the noncontrolling interests, with any losses attributable to the noncontrolling interests in excess of the noncontrolling interests’ equity to be allocated to the noncontrolling interest. Calculation of earnings per share amounts in the consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS 160 is effective with the first annual reporting period beginning on or after December 15, 2008. We are evaluating the impact on our financial statements of adopting SFAS 160.

NOTE 2—INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 2008 and September 30, 2007 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2007.

NOTE 3—LONG-TERM DEBT

Through our subsidiary, DCA of Vineland, LLC, pursuant to a December 3, 1999 loan agreement, we obtained a $700,000 development loan. The bank subsequently released DCA of Vineland, LLC’s assets as security leaving the company as the remaining obligor on this loan agreement. Pursuant to a May, 2006, modification, monthly payments are $2,402 plus interest at prime until maturity on May 2, 2026. This loan had an outstanding principal balance of approximately $502,000 at September 30, 2008 and $526,000 December 31, 2007.

In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia. Pursuant to an April, 2006, modification, payments are $6,000 including principal and interest with a final payment consisting of a balloon payment and any unpaid interest due April, 2011. Interest is at prime with a rate floor of 5.00% and a rate ceiling of 7.50%. The remaining principal balance under this mortgage amounted to approximately $565,000 at September 30, 2008 and $589,000 at December 31, 2007.

The prime rate was 5% as of September 30, 2008 and 7.25% as of December 31, 2007.

The company’s two mortgage agreements contain certain restrictive covenants that, among other things, restrict the payment of dividends, require lenders’ approval for a merger, sale of substantially all the assets, or other business combination of the company, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at September 30, 2008 and December 31, 2007.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 3—LONG-TERM DEBT—Continued

On October 24, 2005, we entered into a three year, $15,000,000 revolving line of credit with a maturity date of October 24, 2008 which has been extended for one year to October 24, 2009. Each of our wholly-owned subsidiaries has guaranteed this credit facility, as will any future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit is secured by our pledge of our ownership in our subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Borrowings under the revolving line of credit accrue interest at a rate based upon the applicable margin for base rate and LIBOR loans plus the base rate for base rate loans and the LIBOR rate for LIBOR loans, as those terms are defined in the agreement. The LIBOR rate applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. We were in compliance with the requirements of this credit facility at September 30, 2008 and December 31, 2007. We have $6,300,000 in outstanding borrowings under our line of credit at September 30, 2008, consisting of four LIBOR loans with maturities of three months. The interest rates on the individual LIBOR loans outstanding at September 30, 2008 is 4.0625%, which includes LIBOR at issuance plus an applicable margin of 1.25%. Pursuant to the one year line of credit extension to October 24, 2009, the individual LIBOR loans are renewable at the end of their respective terms. We had $5,950,000, in outstanding borrowings under our line of credit at December 31, 2007, including three LIBOR loans totaling $5,800,000 and a $150,000 base rate loan. The base rate loan had an interest rate of 7.25% and the LIBOR loans had interest rates ranging from 6.5% to 6.6875% at December 31, 2007.

On November 5, 2008, this credit facility was amended to provide for an increased revolving line of credit of $25,000,000 with a maturity date of November 4, 2011. The applicable interest rate margin for both base rate loans and LIBOR loans will be based upon a revised matrix according to the applicable leverage ratio.

NOTE 4—INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at September 30, 2008 or December 31, 2007, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

NOTE 5—STOCK OPTIONS AND STOCK AWARDS

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 5—STOCK OPTIONS AND STOCK AWARDS—Continued

On June 27, 2006, we granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006. Of these stock awards, 36,000 shares were cancelled, 8,500 shares vested at the end of 2006, 6,500 shares vested at the end of 2007, and 6,500 shares will vest each at the end of 2008 and 2009.

In April, 2007, the board of directors granted a five-year option to our newly retained Vice President of Operations and Chief Operating Officer for 50,000 shares exercisable at $12.18 through April 15, 2012. The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008. The grant date fair value of $329,000 is being expensed over the four-year vesting period with approximately $21,000 and $62,000 expense recorded during the three months and nine months ended September 30, 2008, and $21,000 and $38,000 for the same periods of the preceding year.

On January 10, 2008, the board of directors granted stock awards for 13,500 shares to non-executive management personnel with the awards to vest over four years in 25% equal increments commencing on January 9, 2009. One award for 1,000 shares was cancelled due to resignation of an employee, leaving awards for 12,500 shares outstanding as of September 30, 2008.

On February 29, 2008, the board of directors granted a five year option to our newly appointed Chief Financial Officer for 50,000 shares exercisable at $12.18 through February 28, 2013, and a five year option to a key employee for 10,000 shares, each of the options vesting in equal increments totaling 15,000 shares every 12 months commencing February 28, 2009. The grant date fair value of $199,200 is being expensed over the four-year vesting period with approximately $12,000 and $29,000 expense recorded during the three months and nine months ended September 30, 2008.

On September 23, 2008, the company filed a registration statement on Form S-8 covering the shares issuable under the April, 2007 and February, 2008 options.

NOTE 6—ACQUISITIONS

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

NOTE 6—ACQUISITIONS—Continued

These transactions have resulted in an aggregate of approximately $10,619,000 of goodwill, representing the excess of the purchase price over the fair value of the identifiable net assets acquired. The goodwill is being amortized for tax purposes over a 15-year period with the exception of the $1,358,000 goodwill on the acquisition of the stock of a Pennsylvania dialysis company in August, 2004. Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

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

Pursuant to a call option which was exercised on January 11, 2007, one of our subsidiaries acquired, effective January 1, 2008, the assets of a Georgia dialysis facility that we had been managing pursuant to a management services agreement. Effective January 1, 2008, we have an 80% interest in the facility, which is operated through our subsidiary with the former owner having a 20% interest. The purchase price included the 20% minority interest and approximately $2,541,000, one half of which was paid at closing with the remaining portion subject to a one year promissory note payable to the seller with 8.25% interest on December 31, 2008. This transaction resulted in approximately $2,201,000 of goodwill amortizable over 15 years for tax purposes. We determined there is no impairment of goodwill.

Effective March 1, 2008, we acquired the 20% minority interest in DCA of Chesapeake, LLC and DCA of North Baltimore, LLC for $25,000. This transaction resulted in a reduction of $159,000 in the existing goodwill on these subsidiaries.

NOTE 7—LOAN TRANSACTIONS

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

NOTE 8—STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity for the nine months ended September 30, 2008 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance at December 31, 2007	$95,736	$15,587,782	$16,322,962	$32,006,480
Stock compensation, issued (6,500 shares)	65	71,950	—	72,015
Stock related compensation expense	—	238,877	—	238,877
Share cancellation due to escheatment (353 shares)	(4)	4	—	—
Net income	—	—	1,986,516	1,986,516
Balance September 30, 2008	$95,797	$15,898,613	$18,309,478	$34,303,888

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2008, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements. Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, and similar expressions concerning matters that are not considered historical facts. Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements. Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic, market and business conditions, opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings. Many of the foregoing factors are beyond our control. Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2007. If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company. Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained in this quarterly report. You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

Dialysis Corporation of America provides dialysis services, primarily kidney dialysis treatments through 36 outpatient dialysis centers, including one dialysis center which we previously managed and acquired effective January 1, 2008 in which we have an 80% ownership interest, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD. We provide dialysis treatments to dialysis patients of hospitals and medical centers through acute inpatient dialysis services agreements with those entities. We also provide homecare services, including home peritoneal dialysis and home hemodialysis.

Quality Clinical Results

Our goal is to provide consistent quality clinical care to our patients from caring and qualified doctors, nurses, patient care technicians, social workers and dietitians. We have demonstrated an unwavering commitment to quality renal care through our continuous quality improvement initiatives. We strive to maintain a leadership position as a quality provider in the dialysis industry and often set our goals to exceed the national average standards.

Kt/V is a formula that measures the amount of dialysis delivered to the patient based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. It is critical to strive to achieve a Kt/V level of greater than 1.2 for as many patients as possible. Approximately 97% of our patients had a Kt/V level greater than 1.2, for the third quarter ended September 30, 2008, compared to approximately 96% for the second quarter ended June 30, 2008.

Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, anemia causes severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11. Approximately 82% of our patients had a hemoglobin level greater than 11 for the third quarter ended September 30, 2008 and for the second quarter ended June 30, 2008.

Vascular access is the “lifeline” for hemodialysis patients. The Center for Medicare and Medicaid Services, CMS, has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis. Approximately 58% of our patients were dialyzed with a fistula during the third quarter ended September 30, 2008, compared to approximately 55% for the second quarter ended June 30, 2008.

Patient Treatments

The following table shows the number of in-center, home, peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, including one center we previously managed until January 1, 2008 when we acquired an 80% interest in the center, and those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007		2008	2007
In-center	63,281	57,841		183,816	168,970
Home and peritoneal	4,202	3,997		11,775	12,026
Acute	1,442	2,281		6,585	5,666
	68,925	64,119	(1)	202,176	186,662	(1)

(1)
Treatments by the managed Georgia center include: in-center treatments of 2,719 and 7,900 for the three months and nine months ended September 30, 2007, and home treatments of 110 and 390 for these same periods, with no acute treatments for these periods.

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately a 6% increase in dialysis treatments for the first nine months of 2008 and for the first nine months of 2007 at centers that were operable during the entire first nine months of the preceding year.

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

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial twelve months of operations, or when they achieve consistent profitability, whichever is sooner. For the three months and nine months ended September 30, 2008, we incurred approximately $339,000 and $577,000 in pre-tax losses for start-up centers compared to $82,000 and $400,000 for the same periods of the preceding year.

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

Reimbursement

Approximately 56% of our medical services revenues for the first nine months of 2008 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services. The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

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

Results of Operations

The following table shows our unaudited results of operations (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2008	2007	2008	2007
Medical service revenue	$21,586	$18,820	$62,300	$53,535
Product sales	274	272	881	804
Total sales revenues	21,860	19,092	63,181	54,339
Management fee income	—	81	—	210
Total operating revenues	21,860	19,173	63,181	54,549

Cost of medical services	12,805	11,167	37,825	32,464
Cost of product sales	158	163	493	489
Total cost of sales revenues	12,963	11,330	38,318	32,953
Corporate selling, general and administrative	2,764	2,130	7,602	5,672
Facility selling, general and administrative	3,312	2,715	9,390	8,308
Total, selling, general and administrative	6,076	4,845	16,992	13,980
Stock compensation expense	82	53	239	254
Depreciation and amortization	709	673	2,050	1,964
Provision for doubtful accounts	500	450	1,579	1,159
Total operating costs and expenses	20,330	17,351	59,178	50,310

Operating income	1,530	1,822	4,003	4,239

Other (expense) income, net	—	(47)	(28)	(84)

Income before income taxes and minority interest	1,530	1,775	3,975	4,155

Income tax provision	511	581	1,196	1,447

Income before minority interest	1,019	1,194	2,779	2,708

Minority interest in income of consolidated subsidiaries	(144)	(267)	(792)	(644)

Net income	$875	$927	$1,987	$2,064

Medical services revenue increased approximately $2,766,000 (15%) and $8,766,000 (16%) for the three months and nine months ended September 30, 2008, compared to the same periods of the preceding year. Medical services revenue for the three months and nine months ended September 30, 2008 includes approximately $188,000 and $296,000 of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $97,000 and $313,000 for the same periods of the preceding year. Dialysis treatments performed increased from 64,119 during the third quarter of 2007 to 68,925 during the third quarter of 2008, a 7% increase, and from 186,662 during the first nine months of 2007 to 202,176 during the first nine months of 2008, an 8% increase, which includes treatments at a center in which we acquired an 80% interest effective January 1, 2008 that we previously managed. The increase in treatments includes treatments at two centers we acquired during the first quarter of 2007 that were in operation throughout the first nine months of 2008, two centers opened during late 2007, treatments at the center in which we acquired an 80% interest effective January 1, 2008 and treatments at our new Pennsylvania center that opened during the third quarter of 2008. Some of our patients carry commercial insurance which may require an out of pocket co-pay by the patient, which is often uncollectible by us. This co-pay is typically limited, and therefore may lead to our under-recognition of revenue at the time of service. We routinely recognize these revenues as we become aware that these limits have been met.

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

Operating income was approximately $1,530,000 and $4,003,000 for the three months and nine months ended September 30, 2008 compared to approximately $1,822,000 and $4,239,000 for the same periods of the preceding year, including start-up costs associated with our new centers of $339,000 and $577,000 for the three months and nine months ended September 30, 2008 compared to $82,000 and $400,000 for the same periods of the preceding year. In addition to the increased startup costs, the decrease in operating income for the nine months ended September 30, 2008 compared to the same period of the preceding year reflects an additional provision for doubtful accounts in the second quarter of 2008 resulting from a change in payor mix from government based reimbursement to commercial reimbursement, which has more collection risks and specific amounts determined to be uncollectable.

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

Cost of medical services sales as a percentage of sales amounted to 59% for the three months and 61% for the nine months ended September 30, 2008, and for the same periods of the preceding year.

Approximately 29% of our medical services revenue for the three months and 28% for the nine months ended September 30, 2008, derived from the administration of EPO to our dialysis patients compared to 26% and 27% for the same periods of the preceding year.

Our medical products division represents a minor portion of our operations with operating revenues of $274,000 and $881,000 for the three months and nine months ended September 30, 2008 compared to $272,000 and $804,000 for the same periods of the preceding year (1.3% and 1.4% of operating revenues for the three months and nine months ended September 30, 2008 compared to 1.4% and 1.5% for the same periods of the preceding year). Operating income for the medical products division was $36,000 and $151,000 for the three months and nine months ended September 30, 2008 and $42,000 and $104,000 for the same periods of the preceding year (2.4% and 3.8% of operating income for the three months and nine months ended September 30, 2008 compared to 2.3% and 2.4% for the same periods of the preceding year).

Cost of sales for our medical products division amounted to 58% and 56% of sales of that division for the three months and nine months ended September 30, 2008 compared to 60% and 61% for the same periods of the preceding year. Cost of sales for this division is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $1,231,000 (25%) and $3,012,000 (22%) for the three months and nine months ended September 30, 2008, compared to the same periods of the preceding year. This increase reflects operations of our new dialysis centers and increased support activities resulting from expanded operations. Included are expenses of new centers incurred prior to Medicare approval for which there were no corresponding medical services revenue. Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 28% and 27% for the three months and nine months ended September 30, 2008, and 25% and 26% for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $50,000 and $420,000 for the three months and nine months ended September 30, 2008, compared to the same periods of the preceding year reflecting an additional provision in the second quarter of 2008 resulting from a change in payor mix from government based reimbursement to commercial reimbursement, which has more collection risks, and specific amounts determined to be uncollectable. The provision amounted to 2% of medical services revenue for the three months and nine months ended September 30, 2008 and the same periods of the preceding year, including Medicare bad debt recoveries of $196,000 and $357,000 during the three months and nine months ended September 30, 2008, compared to approximately $30,000 and $171,000 for the same periods of the preceding year. Without the effect of Medicare bad debt recoveries the provision would have amounted to 3% for the three months and nine months ended September 30, 2008 and 3% and 2% for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days sales outstanding were 89 as of September 30, 2008, compared to 93 as of December 31, 2007. Days sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix. Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Non-operating income (expense) was nominal for the three months ended September 30, 2008 and amounted to approximately $(29,000) for the nine months ended September 30, 2008, compared to approximately $(47,000) and $(84,000) for the same periods of the preceding year, which included for the respective periods, increases in rental income of $4,000 and $16,000, decreases in interest income of $13,000 and $55,000, largely resulting from lower interest rates earned on invested funds, decreases in interest expense of $77,000 and $123,000 resulting from reduced average borrowings and lower interest rates on borrowed funds, and decreases of $20,000 and $29,000 in miscellaneous other income for the three months and nine months ended September 30, 2008.

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

Liquidity and Capital Resources

Working capital totaled approximately $18,307,000 at September 30, 2008, which reflected a decrease of $305,000 during the nine months ended September 30, 2008. Included in the changes in components of working capital was: an increase in cash and cash equivalents of $2,258,000, which included net cash provided by operating activities of $7,150,000; net cash used in investing activities of $4,432,000 (including additions to property and equipment of $3,554,000), payments of $1,270,000 for acquisitions, and repayments of $283,000 received on a physician affiliate loan); and net cash used in financing activities of $459,000 (including borrowings of $4,000,000 under our line of credit, repayments of $3,650,000 on our line of credit, other debt repayments of $48,000, distributions to subsidiary minority members of $1,211,000, and capital contributions of $450,000 by subsidiary minority members).

Net cash provided by operating activities consists of net income before non-cash items, which for the first nine months of 2008 consists of depreciation and amortization of $2,050,000, bad debt expense of $1,579,000, income applicable to minority interests of $792,000, and non-cash stock and stock option compensation expense of $239,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $2,258,000 increase in cash, included an increase in accounts receivable of $729,000, an increase in inventories of $460,000, a decrease in prepaid expenses and other current assets of $552,000 including application of a $400,000 deposit on our self-insured health plan liability, a decrease of $438,000 in prepaid and refundable income taxes due to application of payments against current period tax liabilities, an increase of $849,000 in accounts payable, an increase of $580,000 in accrued expenses and an increase of $1,349,000 in acquisition liabilities due to our acquisition of an 80% interest in our Hawkinsville, Georgia subsidiary. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan that matures May, 2026. This loan had a remaining principal balance of $502,000 at September 30, 2008 and $526,000 at December 31, 2007. We have a building in Valdosta, Georgia with a mortgage that matures April, 2011. This loan had an outstanding principal balance of approximately $565,000 at September 30, 2008 and $589,000 at December 31, 2007.

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

We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association. To assist with our expansion we entered into a $15,000,000, three year credit agreement for a revolving line of credit with KeyBank National Association in October, 2005. We have outstanding borrowings of $6,300,000 under this credit facility as of September 30, 2008. On November 5, 2008, this credit facility was amended to increase the revolving credit line to $25,000,000 and extend the maturity date to November 4, 2011. The interest rate margins under the amended line of credit were increased and are dependent on the applicable leverage ratio in the revised interest rate matrix. See Note 3 to “Notes to Consolidated Financial Statements.” No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $4,503,000 at September 30, 2008.

Interest rate risk on debt is managed by negotiation of appropriate rates for financing obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $7,368,000 at September 30, 2008.

We have exposure to both rising and falling interest rates. Assuming a relative 15% decrease in rates on our period-end investments in interest bearing accounts and a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $26,000 on our results of operations for the nine months ended September 30, 2008.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4. Controls and Procedures

(a)       Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2008, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act, which disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

(b)       Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*In accordance with Release No. 34-47551, this exhibit is furnished to the SEC as an accompanying document and is not deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, and the document will not be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIALYSIS CORPORATION OF AMERICA

By:	/s/ Andrew Jeanneret
ANDREW JEANNERET, Vice President, Finance and
Chief Financial Officer

Dated: November 10, 2008

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