Form 10-Q
period 2009-03-31
DIALYSIS CORP OF AMERICA
filed 2009-05-08
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10—Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically any posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

Common Stock Outstanding

          Common Stock, $.01 par value: 9,594,368 shares as of May 8, 2009.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I — FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2009 and March 31, 2008, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements

	1)	Consolidated Statements of Income for the three months ended March 31, 2009 and March 31, 2008 (Unaudited).	1

	2)	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008.	2

	3)	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 (Unaudited).	3

	4)	Notes to Consolidated Financial Statements as of March 31, 2009 (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4.	Controls and Procedures		25

PART II — OTHER INFORMATION

Item 6.	Exhibits		26

i

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Operating revenues:
Sales:
Medical services revenue	$23,168	$20,195
Product sales	289	290
Total sales revenues	23,457	20,485

Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	14,431	12,358
Cost of product sales	160	161
Total cost of sales revenues	14,591	12,519
Selling, general and administrative expenses:
Corporate	2,990	2,388
Facility	3,601	3,082
Total	6,591	5,470
Stock compensation expense	85	75
Depreciation and amortization	726	662
Provision for doubtful accounts	671	430
	22,664	19,156

Operating income	793	1,329

Other expense, net	(14)	(42)

Income before income taxes	779	1,287

Income tax provision	242	380

Net income	537	907

Less: net income attributable to noncontrolling interests	357	458

Net income attributable to the company	$180	$449

Earnings per share:
Basic	$.02	$.05
Diluted	$.02	$.05

Weighted average shares outstanding:
Basic	9,590,778	9,580,096
Diluted	9,612,637	9,614,591

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008(A)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,380	$6,543
Accounts receivable, less allowance of $2,736 at March 31, 2009; $2,540 at December 31, 2008	20,849	21,494
Inventories, less allowance for obsolescence of $15 at March 31, 2009 and December 31, 2008	2,699	2,919
Deferred income tax asset	1,185	1,185
Prepaid expenses and other current assets	2,757	2,978
Total current assets	30,870	35,119

Property and equipment:
Land	1,333	1,333
Buildings and improvements	5,749	5,722
Machinery and equipment	15,826	15,143
Leasehold improvements	10,653	10,789
	33,561	32,987
Less accumulated depreciation and amortization	15,105	14,452
	18,456	18,535

Goodwill	16,492	16,492
Other assets	908	933
Total other assets	17,400	17,425
	$66,726	$71,079
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,136	$7,232
Accrued expenses	7,248	7,485
Income taxes payable	36	61
Current portion of long-term debt	70	74
Total current liabilities	13,490	14,852

Long-term debt, less current portion	11,260	14,276
Deferred income tax liability	1,275	1,275
Total liabilities	26,025	30,403

Commitments and Contingencies

Equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,594,368 shares issued and outstanding at March 31, 2009; 9,579,743 shares issued and outstanding at December 31, 2008	96	96
Additional paid-in capital	16,086	16,001
Retained earnings	19,347	19,167
Total company stockholders’ equity	35,529	35,264
Noncontrolling interests	5,172	5,412
Total equity	40,701	40,676
	$66,726	$71,079

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission in March, 2009.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income attributable to the company	$180	$449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	702	648
Amortization	25	14
Bad debt expense	671	430
Stock related compensation expense	85	75
Noncontrolling interest	357	458
Increase (decrease) relating to operating activities from:
Accounts receivable	(26)	124
Inventories	219	(243)
Prepaid expenses and other current assets	221	781
Accounts payable	(1,096)	232
Accrued expenses	(237)	(884)
Income taxes payable	(25)	(33)
Net cash provided by operating activities	1,076	2,051

Investing activities:
Additions to property and equipment, net of minor disposals	(623)	(894)
Payments received on physician affiliate loans	—	183
Acquisition of dialysis centers	—	(1,270)
Purchase of noncontrolling interests	—	(25)
Other assets	1	(82)
Net cash used in investing activities	(622)	(2,088)

Financing activities:
Line of credit borrowings	—	2,800
Line of credit repayments	(3,000)	(1,950)
Payments on other long-term debt	(19)	(12)
Capital contributions by noncontrolling interests	—	450
Distributions to noncontrolling interests	(598)	(365)
Net cash (used in) provided by financing activities	(3,617)	923

(Decrease) increase in cash and cash equivalents	(3,163)	886

Cash and cash equivalents at beginning of period	6,543	2,448

Cash and cash equivalents at end of period	$3,380	$3,334

Supplemental disclosure of cash flow information:

Interest paid	$130	$158
Income taxes paid	112	170

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments. We own 37 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia. We have two Ohio dialysis facilities under development and have agreements to provide inpatient dialysis treatments to 11 hospitals. Our medical products operation is not a significant component of our operations with operating revenues of $289 during the first quarter of 2009 and $290 for the same period of the preceding year (1.2% and 1.4%, respectively of operating revenues) and operating income of $53 during the first quarter of 2009 and $45 for the same period of the preceding year (6.7% and 3.4%, respectively of operating income).

Medical Services Revenue

Our medical services revenues by payor are as follows:

	Three Months Ended March 31,
	2009	2008
Medicare	47%	47%
Medicaid and comparable programs	8	8
Hospital inpatient dialysis services	3	5
Commercial insurers and other private payors	42	40
	100%	100%

Our sources of medical services revenue are as follows:

	Three Months Ended March 31,
	2009		2008
Outpatient hemodialysis services	$12,123	52%	$10,991	54%
Home and peritoneal dialysis services	959	4	941	5
Inpatient hemodialysis services	614	3	1,070	5
Ancillary services	9,472	41	7,193	36
	$23,168	100%	$20,195	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.” All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

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

Vendor Volume Discounts

We have contractual arrangements with certain vendors pursuant to which we receive discounts based on volume of purchases. These discounts are recorded in accordance with paragraph 4 of EITF 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor,” as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Credit Risk

Our primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients. Receivables from Medicare and Medicaid comprised 49% of receivables at March 31, 2009 and 47% at December 31, 2008.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and the finished goods inventory of our medical products division.

Accrued Expenses

Accrued expenses are comprised as follows:

	March 31, 2009	December 31, 2008
Accrued compensation	$1,707	$1,486
Excess insurance liability	4,432	4,687
Other	1,109	1,312
	$7,248	$7,485

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts we expect from the insurers. We communicate with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as the primary insurer when payor is secondary, and underbillings by us based on estimated fee schedules. These amounts remain in excess insurance liability until resolution. We identified approximately $1,429 and $1,113 of the excess insurance liability as of March 31, 2009 and December 31, 2008, respectively, as relating to duplicate payments and other amounts that will be refunded. Approximately $3 and $17 determined to be nonrefundable that had previously been included in excess insurance liability were recorded in medical services revenues during the three months ended March 31, 2009 and March 31, 2008, respectively.

We have a self-insured medical and dental insurance plan administered by a third party administrator pursuant to which we are responsible for claims and administrative fees for which the obligation payable was approximately $490 at March 31, 2009 and $341 at December 31, 2008, included in other accrued expenses above.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Vendor Concentration

There is only one supplier of erythropoietin (“EPO”) in the United States. This supplier and another manufacturer received FDA approval for alternative products available for dialysis patients, which are indicated to be effective for a longer period than EPO. The alternative drugs also could be administered by the patient’s physician. Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability. There are no other suppliers of any similar drugs available to dialysis treatment providers. Revenues from the administration of EPO, which amounted to approximately $6,782 for the first quarter of 2009 and $5,572 for the same period of the preceding year, comprised 29% and 28%, respectively of medical services revenues for these periods.

Property and Equipment

Property and equipment is stated on the basis of cost. Depreciation is computed for book purposes by the straight-line method over the estimated useful lives of the assets, which range from 5 to 34 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements based on the shorter of the minimum lease term or estimated useful life of the property. Replacements and betterments that extend the lives of assets are capitalized. Maintenance and repairs are expensed as incurred. Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

Revenue Recognition

Net revenue is recognized as services are rendered at the net realizable amount from Medicare, Medicaid, commercial insurers and other third party payors. We occasionally provide dialysis treatments on a charitable basis to patients who cannot afford to pay. The amount is not significant, and we do not record revenues related to these charitable treatments. Product sales are recorded pursuant to stated shipping terms.

Goodwill

Goodwill represents cost in excess of net assets acquired. Pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators are present) for impairment, which testing has indicated no impairment for goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans. Deferred expenses of approximately $638 at March 31, 2009 and $663 at December 31, 2008 are included in other assets. Amortization expense was approximately $25 for the three months ended March 31, 2009 and $14 for the same period of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

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

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payments,” we measure compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period. Stock compensation expense was approximately $52 and $50 during the first quarter of 2009 and the first quarter of 2008, respectively, with related income tax benefits of $19 for shares vesting during the first quarter of 2009 with no shares vesting the first quarter of 2008.

During April, 2007, the company issued an incentive stock option with a total grant date value of $329. This stock option is being expensed over the four-year vesting period for which the expense amounted to approximately $21 for three months ended March 31, 2009, and for the same period of the preceding year. The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of 0.666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years. During February, 2008, the company issued two incentive stock options with a total grant date value of $199. These stock options are being expensed over the four-year vesting period for which the expense amounted to approximately $12 for the three months ended March 31, 2009, and $4 for the same period of the preceding year. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.73%; no dividend yield; volatility factor of the expected market price of our common stock of 0.626 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years. As these are incentive stock options, the related expense is not deductible for tax purposes.

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
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Earnings Per Share

          Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended March 31,
	2009	2008
	(shares in thousands)
Net income attributable to the company	$180	$449

Weighted average shares outstanding	9,591	9,580

Weighted average shares outstanding	9,591	9,580
Shares issuable for employee stock awards	16	25
Weighted average shares diluted computation	9,607	9,605
Effect of dilutive stock options	6	10
Weighted average shares, as adjusted diluted computation	9,613	9,615

Earnings per share:
Basic	$.02	$.05
Diluted	$.02	$.05

Other (Expense) Income

Non-operating:

          Other non-operating (expense) income is comprised as follows:

	Three Months Ended March 31,
	2009	2008
Rental income	$103	$101
Interest income	17	31
Interest expense	(134)	(187)
Other	—	13
Other expense, net	$(14)	$(42)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

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

New Pronouncements

          In February, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2 (FSP FAS 157-2) Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, until January 1, 2009. Implementation of SFAS 157 as it applies to items covered by FSP FAS 157-2 did not have a material impact on our financial statements.

          In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations.” SFAS 141R expands the definitions of a business and business combination and requires all assets and liabilities of an acquired business (for full, partial and step acquisitions) to be recorded at fair values, with limited exceptions. SFAS 141R requires earn-outs and other contingent consideration to be recorded at fair value on acquisition date and contingencies to be recorded at fair value on acquisition date with provision for subsequent remeasurement. SFAS 141R requires acquisitions costs to be expensed as incurred and generally requires restructuring costs to be expensed in periods after the acquisition date. SFAS 141R requires amounts previously called “negative goodwill” which result from a bargain purchase in which acquisition date fair value of identifiable net assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquirer to be recognized in earnings as a gain attributable to the acquirer. SFAS 141R became effective for us in 2009. Its effects will depend on the nature and significance of acquisitions subsequent to its adoption.

          In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51. SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and the noncontrolling interest with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the noncontrolling interests, with any losses attributable to the noncontrolling interests in excess of the noncontrolling interests equity to be allocated to the noncontrolling interests. Calculation of earnings per share amounts in the consolidated financial statements will continue to be based on amounts attributable to the parent. SFAS 160 became effective for us in 2009. Its adoption resulted in presentation differences but did not have a material effect on our consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 2—INTERIM ADJUSTMENTS

          The financial summaries for the three months ended March 31, 2009 and March 31, 2008 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009.

          While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2008.

NOTE 3—LONG-TERM DEBT

          Pursuant to a December 3, 1999 loan agreement through our subsidiary, DCA of Vineland, LLC, we obtained a $700 development loan currently secured by a mortgage on our real property in Easton, Maryland. In May, 2006, the loan was modified to extend the maturity date to May 2, 2026. Monthly payments are approximately $2 plus interest at prime. This loan had an outstanding principal balance of approximately $487 at March 31, 2009 and $495 at December 31, 2008.

          In April, 2001, we obtained a $788 five-year mortgage through April, 2006, on our building in Valdosta, Georgia. We refinanced this mortgage in April, 2006 with the new mortgage having an April, 2011, maturity. Interest was at prime with a rate floor of 5.75% and a rate ceiling of 8.00% until September 15, 2008 when the rate floor was revised to 5.00% and the rate ceiling was revised to 7.50%. As of May, 2006, payments are $6 including principal and interest, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011. The remaining principal balance under this mortgage amounted to approximately $543 at March 31, 2009 and $555 at December 31, 2008.

          The prime rate was 3.25% at March 31, 2009 and 3.50% at December 31, 2008.

          On October 24, 2005, we entered into a revolving line of credit with a maturity date, as amended, of November 4, 2011 and total availability of $25,000. Each of our wholly-owned subsidiaries has guaranteed this credit facility, as will future wholly-owned subsidiaries. Further, the obligation under the revolving line of credit is secured by our pledge of our ownership in our subsidiaries. The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes. Up to $3,000 has been allocated for the repurchase of company stock under the stock repurchase program management established in April, 2009, provided the company continues to be in compliance with the financial covenants of the credit facility after giving effect to such stock repurchases. Borrowings under the revolving line of credit accrue interest at the base rate for base rate loans and at LIBOR for LIBOR loans, plus the applicable margin, as those terms are defined in the agreement. The LIBOR applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan. We have the right to convert a base rate loan to a LIBOR loan, and vice versa. The agreement contains customary reporting and financial covenant requirements for this type of credit facility. We are in compliance with the requirements of this credit facility at March 31, 2009 and December 31, 2008. Outstanding borrowings under our line of credit were $10,300 at March 31, 2009 and $13,300 at December 31, 2008, consisting of three LIBOR loans with one month terms. The interest rate on the LIBOR loans was 3.5625%, which includes LIBOR at issuance plus an applicable margin of 3.0%. The individual LIBOR loans outstanding at March 31, 2009 are renewable at the end of their respective one month terms.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3—LONG-TERM DEBT—Continued

          Our two mortgage agreements contain certain restrictive covenants that, among other things, limit the payment of dividends, require lenders’ approval for a merger, sale of substantially all of our assets, or other business combination to which we are a party, and require maintenance of certain financial ratios. The company was in compliance with the debt covenants at March 31, 2009 and December 31, 2008.

NOTE 4—INCOME TAXES

          Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          No valuation allowance was recorded for deferred tax assets at March 31, 2009 or December 31, 2008, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

NOTE 5—STOCK OPTIONS AND STOCK AWARDS

          In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009 of which four grants for 18,750 shares remain outstanding.

          On June 27, 2006, we granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006. Of these stock awards, 36,000 shares were cancelled, 8,500 shares vested at the end of 2006, 6,500 shares vested at the end of 2007 and at the end of 2008, with the balance of 6,500 shares to vest at the end of 2009.

          In April, 2007, the board of directors granted a five-year option to our Vice President of Operations for 50,000 shares exercisable at $12.18 through April 15, 2012. The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008. The grant date fair value of $329 is being expensed over the four-year vesting period with approximately $21 expense recorded during the three months ended March 31, 2009 and for the same period of the preceding year.

          On January 10, 2008, the board of directors granted stock awards for 13,500 shares to non-executive management personnel with the awards to vest over four years in 25% equal increments commencing on January 9, 2009. One award for 1,000 shares was cancelled due to resignation of an employee leaving awards for 12,500 shares outstanding for which approximately $6 stock compensation expense was recorded during the three months ended March 31, 2009 and $7 for the same period of the preceding year.

          On February 29, 2008, the board of directors granted a five year option to our newly appointed Chief Financial Officer for 50,000 shares exercisable at $12.18 through February 28, 2013, and a five year option to a key employee for 10,000 shares, each of the options vesting in equal increments totaling 15,000 shares every 12 months commencing February 28, 2009. The grant date fair value of approximately $199 is being expensed over the four-year vesting period with approximately $12 expense recorded during the three months ended March 31, 2009 and $4 for the same period of the preceding year.

          On February 27, 2009 we granted stock awards for 5,000 shares to our four non-employee directors. These awards vested immediately with an expense of $28 recorded during the three months ended March 31, 2009.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 6—COMMITMENTS

          We have entered into a three-year grant agreement with the University of Cincinnati, College of Medicine, under which we will provide $265 per year for three years to support basic and clinical research and education relating to kidney disease. We will provide the University with the amounts due under the grant at the end of the first quarter of each of the three years of the agreement, with the first $265 grant to the University effective for the first quarter ended March 31, 2009.

NOTE 7—ACQUISITIONS

          Our various acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on our analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity. Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market. Management also reviews the purchase price and any resulting goodwill based on established current per patient valuations for dialysis centers. Also considered are the anticipated synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on our overall valuation. Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

          These transactions resulted in an aggregate of approximately $16,492 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired, including net goodwill of $7,916 from 2008 acquisitions as further described below. The goodwill is being amortized for tax purposes over a 15-year period with the exception of $1,358 goodwill from a stock acquisition which is not amortizable for tax purposes. We have determined there is no impairment of goodwill related to any of our acquisitions.

          Pursuant to a call option which was exercised on January 11, 2007, one of our subsidiaries acquired, effective January 1, 2008, the assets of a Georgia dialysis facility that we had been managing pursuant to a management services agreement. Effective January 1, 2008, we have an 80% interest in the facility, which is operated through our subsidiary with the former owner having a 20% interest. The purchase price included the 20% noncontrolling interest and approximately $2,541, one half of which was paid at closing with the remaining portion subject to a one year promissory note payable to the seller with interest at prime plus 1% which was paid in December, 2008. This transaction resulted in approximately $2,311 of goodwill amortizable over 15 years for tax purposes.

          Effective March 1, 2008, we acquired the 20% noncontrolling interest in DCA of Chesapeake, LLC and DCA of North Baltimore, LLC for $25. This transaction resulted in a reduction of the existing goodwill on these subsidiaries by $159.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 7—ACQUISITIONS—Continued

          On December 31, 2008, we acquired a Maryland dialysis center for approximately $6,627, including acquisition costs, resulting in approximately $5,715 of goodwill, the excess of the net purchase price over the estimated fair value of net assets acquired, including the valuation of a ten year non-competition agreement that will be amortized over the life of the agreement. The goodwill is amortizable for tax purposes over 15 years. The initial allocation of purchase cost at fair value was based upon available information and will be finalized as any contingent purchase amounts are resolved and estimated fair values of assets are finalized. We began recording the results of operations for the acquired company in our consolidated results of operations as of January 1, 2009.

          Pro forma results of operations as if the Maryland acquisition had completed as of January 1, 2008 are as follows:

Three Months Ended March 31, 2008

Operating revenues	$21,644
Net income	$478

Earnings per share:
Basic	$.05
Diluted	$.05

NOTE 8—EQUITY

          The changes in equity for the three months ended March 31, 2009 are summarized as follows:

	Stockholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total	Noncontrolling Interests	Total
Balance December 31, 2008	$96	$16,001	$19,167	$35,264	$5,412	$40,676
Stock related compensation expense	—	85	—	85	—	85
Distributions to noncontrolling interests	—	—	—	—	(597)	(597)
Net income	—	—	180	180	357	537
Balance March 31, 2009	$96	$16,086	$19,347	$35,529	$5,172	$40,701

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 9—SHARE REPURCHASE PROGRAM

          On April 13, 2009, we announced that our board of directors has approved a stock repurchase program pursuant to which we are authorized to repurchase up to $3,000 of our outstanding shares. Stock purchases will be made from available cash in open market transactions at the prevailing market price or in privately negotiated transactions. We may suspend or discontinue the program at any time.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

          The statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2009, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, potential business combinations, and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A.  Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic and market conditions which substantially deteriorated over the last 18 months, and continue in a global economic decline to date, business opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 20 of our Annual Report on Form 10-K for the year ended December 31, 2008.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.  You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

          We provide dialysis services, primarily kidney dialysis treatments through 37 outpatient dialysis centers, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD.  We provide dialysis treatments to dialysis patients of 11 hospitals and medical centers through acute inpatient dialysis services agreements with those entities.  We also provide homecare services, including home peritoneal dialysis.  We engage in medical product sales, which is not a significant part of our business.

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

          Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism. Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. We believe it is critical to achieve a Kt/V level of greater than 1.2 for as many patients as possible. Approximately 97% of our patients had a Kt/V level greater than 1.2 for the first quarter ended March 31, 2009, and for the fourth quarter ended December 31, 2008.

          Anemia is a shortage of oxygen-carrying red blood cells. Because red blood cells bring oxygen to all the cells in the body, untreated anemia can cause severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems. Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors. Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11. Approximately 81% of our patients had a hemoglobin level greater than 11 for the first quarter ended March 31, 2009, compared to approximately 82% for the fourth quarter ended December 31, 2008.

          Vascular access is the site on a patient’s body where blood is removed and returned during dialysis. The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis. Approximately 57% of our patients were dialyzed with a fistula during the first quarter ended March 31, 2009, compared to approximately 56% for the fourth quarter ended December 31, 2008.

Patient Treatments

          The following table shows the number of in-center, home and peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, and in those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended March 31,
	2009	2008
In center	66,137	58,752
Home and peritoneal	3,858	3,708
Acute	1,495	2,861
	71,490	65,321

Same Center Growth

          We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities. We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions. We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential. We experienced approximately a 3% increase in dialysis treatments for the first quarter of 2009 at centers that were operable during the entire first quarter of the preceding year compared to a 5% increase for the first quarter of 2008.

New Business Development

          Our future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us. Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities. We currently have two dialysis facilities under development. There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

          It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial 12 months of operations, or when they achieve consistent profitability, whichever is sooner. For the quarter ended March 31, 2009, we incurred an aggregate of approximately $61,000 in pre-tax losses for start-up centers compared to $176,000 for the same period of the preceding year.

EPO Utilization

          We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients. EPO is a bio-engineered protein that stimulates the production of red blood cells. A deteriorating kidney loses its ability to regulate the red blood cell counts, which typically results in anemia. EPO is currently available from only one manufacturer. If our available supply of EPO were reduced, either by the manufacturer or due to excessive demand, our revenues and net income would be adversely affected. The manufacturer of EPO could implement price increases which would adversely affect our net income.

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

Reimbursement

          Approximately 55% of our medical services revenues for the first quarter of 2009 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes. Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services. The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

Compliance

          The healthcare industry is subject to extensive regulation by federal and state authorities. There are a variety of fraud and abuse measures to combat waste, including Anti-Kickback regulations and extensive prohibitions relating to self-referrals, violations of which are punishable by criminal or civil penalties, including exclusion from Medicare and other governmental programs. Unanticipated changes in healthcare programs or laws could require us to restructure our business practices which, in turn, could materially adversely affect our business, operations and financial condition. We have a Compliance Program to assure that we provide the highest level of patient care and services in a professional and ethical manner consistent with applicable federal and state laws and regulations. Our Compliance Program also relates to claims submission, cost report preparation, initial audit and human resources.

Results of Operations

          The following table shows our results of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Medical services revenue	$23,168	$20,195
Product sales	289	290
Total sales	23,457	20,485

Cost of medical services	14,431	12,358
Cost of product sales	160	161
Total cost of sales	14,591	12,519
Corporate selling, general and administrative expenses	2,990	2,388
Facility selling, general and administrative expenses	3,601	3,082
Total selling, general and administrative expense	6,591	5,470
Stock compensation expense	85	75
Depreciation and amortization	726	662
Provision for doubtful accounts	671	430
Total operating costs and expenses	22,664	19,156

Operating income	793	1,329

Other expense, net	(14)	(42)

Income before income taxes	779	1,287

Income tax provision	242	380

Net income	537	907

Less: net income attributable to noncontrolling interests	357	458

Net income attributable to the company	$180	$449

          Medical services revenue increased approximately $2,973,000 (15%) for the three months ended March 31, 2009, compared to the same period of the preceding year. Medical services revenue for the three months ended March 31, 2009 includes approximately $3,000 of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $17,000 during the same period of the preceding year. Dialysis treatments performed increased from 65,321 during the first quarter of 2008 to 71,490 during the first quarter of 2009, a 9% increase. Approximately $1,177,000 of the increase in medical service revenues and 4,665 of the increase in treatments are attributable to the Maryland dialysis center we acquired December 31, 2008.

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

          Operating income decreased approximately $536,000 (40%) for the three months ended March 31, 2009, compared to the preceding year. This includes our first quarter 2009 grant obligation of $265,000 to the University of Cincinnati, College of Medicine pursuant to our three year grant agreement to support basic and clinical research and education relating to kidney disease, and an increase in our provision for doubtful accounts of approximately $241,000. Operating income was also negatively impacted by transitional costs associated with the Maryland center we acquired December 31, 2008 and increased supply costs. Start-up costs associated with our new centers was approximately $61,000 for the three months ended March 31, 2009 compared to $176,000 for the same period of the preceding year.

          Cost of medical services sales as a percentage of sales increased to 62% for the three months ended March 31, 2009, compared to 61% for the same period of the preceding year, which includes an increase in supply costs as a percentage of medical service sales that more than offset decreased payroll costs as a percentage of sales revenues.

          Approximately 29% of our medical services revenue for the three months ended March 31, 2009 and 28% for the same period of the preceding year derived from the administration of EPO to our dialysis patients.

          Our medical products operation represents a minor portion of our operations with operating revenues of $289,000 for the first quarter of 2009 and $290,000 for the same period of the preceding year (1.2% of first quarter 2009 and 1.4% of first quarter 2008 operating revenues). Operating income for the medical products operation was $53,000 for the first quarter of 2009 and $45,000 for the same period of the preceding year (6.7% of first quarter 2009 and 3.4% of first quarter 2008 operating income).

          Cost of sales for our medical products operation amounted to 55% of sales of that division for the three months ended March 31, 2009 and for the same period of the preceding year. Cost of sales for this operation is largely related to product mix.

          Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $1,120,000 (20%) for the three months ended March 31, 2009, compared to the same period of the preceding year. This increase includes the Maryland dialysis center we acquired December 31, 2008, the $265,000 University of Cincinnati, College of Medicine grant, increased support activities resulting from expanded operations, ongoing investments in our infrastructure, and the cost of development activities. Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 28% for the three months ended March 31, 2009, and 27% for the same period of the preceding year.

          Provision for doubtful accounts increased approximately $241,000 for the three months ended March 31, 2009, compared to the same period of the preceding year, which reflects an increase in the commercial patient portion of our payor mix and a reduction in Medicare bad debt recoveries. The provision amounted to 3% of medical services revenue for the three months ended March 31, 2009 and 2% for the same period of preceding year. Medicare bad debt recoveries of $55,000 were recorded during the three months ended March 31, 2009, compared to approximately $114,000 for the same period of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision for doubtful accounts would have amounted to 3% of medical services revenue for the three months ended March 31, 2009, and 3% for the same period of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

          Days’ sales outstanding were 83 as of March 31, 2009, compared to 84 as of December 31, 2008. Days’ sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix. Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

          Non-operating expense amounted to approximately $14,000 for the three months ended March 31, 2009, compared to approximately $42,000 for the same period of the preceding year which included an increase in rental income of $2,000, a decrease in interest income of $14,000 from lower interest rates on invested funds and lower average invested funds, a decrease in interest expense of $54,000 resulting from lower interest rates and a decrease in miscellaneous other income of $12,000.

          Although operations of additional centers have resulted in additional revenues, certain of these centers are still in the start-up stage and, accordingly, their operating results will adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

          Noncontrolling interests represents the proportionate equity interests of noncontrolling owners in our subsidiaries whose financial results are included in our consolidated results.

Liquidity and Capital Resources

          Working capital totaled approximately $17,379,000 at March 31, 2009, which reflected a decrease of $2,887,000 during the three months ended March 31, 2009. Included in the changes in components of working capital was a decrease in cash and cash equivalents of $3,163,000, which included net cash provided by operating activities of $1,076,000; net cash used in investing activities of $622,000 (consisting primarily additions to property and equipment); and net cash used in financing activities of $3,617,000 (including repayments of $3,000,000 on our line of credit other debt payments of $19,000, and distributions to noncontrolling interests of $598,000).

          Net cash provided by operating activities consists of net income attributable to the company before non-cash items which for the first quarter of 2009 consisted of depreciation and amortization of $727,000, provision for doubtful accounts of $671,000, income applicable to noncontrolling interests of $357,000, and non-cash stock and stock option compensation expense of $85,000, as adjusted for changes in components of working capital. Significant changes in components of working capital, in addition to the $3,163,000 decrease in cash, included a decrease in accounts receivable of $645,000, and a decrease in accounts payable of $1,096,000. The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

          Our Easton, Maryland building has a mortgage to secure a subsidiary development loan. This loan had a remaining principal balance of $487,000 at March 31, 2009 and $495,000 at December 31, 2008. In April, 2001, we obtained a $788,000 five-year mortgage on our building in Valdosta, Georgia which we refinanced upon maturity in April, 2006 for an additional five years with a new maturity of April, 2011. This loan had an outstanding principal balance of approximately $543,000 at March 31, 2009 and $555,000 at December 31, 2008.

          We are in the process of developing two new Ohio dialysis centers.

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

          We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers. Such expansion requires capital. We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association. To assist with our future expansion we have a $25,000,000 revolving line of credit with KeyBank National Association maturing November 4, 2011. We had outstanding borrowings of $10,300,000 under this credit facility as of March 31, 2009 and $13,300,000 as of December 31, 2008. No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

New Accounting Pronouncements

          In February, 2008, the FASB issued Staff Position FAS 157-2 (FSP FAS 157-2) Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for nonfinancial assets and liabilities not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis, until January 1, 2009. Implementation of SFAS 157 as it applies to items covered by FSP FAS 157-2 did not have a material impact on our financial statements.

          In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2008) (SFAS 141R), “Business Combinations.” SFAS 141R expands the definitions of a business and a business combination and requires all assets and liabilities of an acquired business (for full, partial and step acquisitions) to be recorded at fair values, with limited exceptions. SFAS 141R became effective for us in 2009. Its effects will depend on the nature and significance of acquisitions subsequent to its adoption.

          In December, 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB 51. SFAS 160 requires noncontrolling interests to be reported in the equity section of consolidated financial statements and requires that consolidated net income include the amounts attributable to both the parent and noncontrolling interests with these amounts disclosed on the face of the consolidated income statement and requires any losses attributable to the noncontrolling interests in excess of noncontrolling interests in equity to be allocated to the noncontrolling interests. SFAS 160 became effective for us in 2009. Its adoption resulted in presentation differences but did not have a material effect on our consolidated financial statements.

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

          In those situations where a patient’s insurance fee schedule cannot be readily determined, which typically occurs with out of network providers, we estimate fees based on our knowledge base of historical data for patients with similar insurance plans. Our internal controls, including an ongoing review and follow-up on estimated fees, allow us to make necessary changes to estimated fees on a timely basis. When the actual fee schedule is determined, we adjust the amounts originally estimated, and then use the actual fees to estimate fees for similar future situations. We adhere to the guidelines of SAB Topic 13 in regard to recording reasonable estimates of revenue based on our historical experience and identifying on a timely basis necessary changes to estimates.

          Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patients or their insurance carriers to make required payments. Based on historical information, we believe that our allowance is adequate. Changes in general economic, business and market conditions could result in an impairment in the ability of our patients and the insurance companies to make their required payments, which would have an adverse effect on cash flows and our results of operations. The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience. We use a combination of percentage of sales and the aging of accounts receivable to establish an allowance for losses on accounts receivable. We adhere to the guidelines of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” in determining reasonable estimates of accounts for which uncollectibility is possible.

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

          Goodwill and Intangible Asset Impairment: In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. According to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis or when conditions warrant.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

          Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $3,242,000 at March 31, 2009.

          Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates. There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $11,330,000 at March 31, 2009.

          We have exposure to both rising and falling interest rates. Due to the global financial crisis and the correspondingly exceedingly low interest rates on invested funds, there was no substantial risk of a decrease in interest income as a result of decreased yields at March 31, 2009. Assuming a relative 15% decrease in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $10,000 on our results of operations for the quarter ended March 31, 2009.

          We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.   Controls and Procedures

          Effectiveness of Disclosure Controls and Procedures.

          As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2009, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

          Internal Control Over Financial Reporting.

          There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Chief Financial Officer

Dated: May 8, 2009

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