Form 10-Q
period 2009-06-30
DIALYSIS CORP OF AMERICA
filed 2009-08-07
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10--Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐  No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,600,433 shares as of August 7, 2009.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION			1

The Consolidated Financial Statements (Unaudited) for the three months and six months ended June 30, 2009 and June 30, 2008, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements		1

	1)	Consolidated Statements of Income for the three months and six months ended June 30, 2009 and June 30, 2008 (Unaudited).	1

	2)	Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008.	2

	3)	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 (Unaudited).	3

	4)	Notes to Consolidated Financial Statements as of June 30, 2009 (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4.	Controls and Procedures		25

PART II -- OTHER INFORMATION			26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		26

Item 4.	Submission of Matters to a Vote of Security Holders		27

Item 6.	Exhibits		27

i

PART I  --  FINANCIAL INFORMATION

Item 1.                 Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Operating revenues:
Sales:
Medical services revenue	$24,461	$20,519	$47,629	$40,714
Product sales	252	317	541	607
Total sales revenues	24,713	20,836	48,170	41,321

Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	15,093	12,662	29,524	25,020
Cost of product sales	155	173	315	334
Total cost of sales revenues	15,248	12,835	29,839	25,354
Selling, general and administrative expenses:
Corporate	2,896	2,447	5,886	4,835
Facility	3,478	2,999	7,079	6,081
Total	6,374	5,446	12,965	10,916
Stock compensation expense	62	81	147	156
Depreciation and amortization	756	680	1,482	1,342
Provision for doubtful accounts	543	649	1,214	1,079
	22,983	19,691	45,647	38,847

Operating income	1,730	1,145	2,523	2,474

Other (expense) income, net	(11)	13	(25)	(29)

Income before income taxes	1,719	1,158	2,498	2,445

Income tax provision	658	305	900	685

Net income	1,061	853	1,598	1,760

Less: net income attributable to
noncontrolling interests	352	190	710	, 648

Net income attributable to the company	$709	$663	$888	$1,112

Earnings per share:
Basic	$.07	$.07	$.09	$.12
Diluted	$.07	$.07	$.09	$.12

Weighted average shares outstanding:
Basic	9,596,664	9,579,766	9,593,792	9,579,931
Diluted	9,617,231	9,613,663	9,612,175	9,614,819

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008(A)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,365	$6,543
Accounts receivable, less allowance
of $3,203 at June 30, 2009;
$2,540 at December 31, 2008	21,368	21,494
Inventories, less allowance for obsolescence
of $15 at June 30, 2009 and December 31, 2008	2,598	2,919
Deferred income tax asset	1,185	1,185
Prepaid expenses and other current assets	1,828	2,978
Total current assets	32,344	35,119

Property and equipment:
Land	1,333	1,333
Buildings and improvements	5,754	5,722
Machinery and equipment	15,524	15,143
Leasehold improvements	10,666	10,789
	33,277	32,987
Less accumulated depreciation and amortization	15,150	14,452
	18,127	18,535

Goodwill	16,492	16,492
Other assets	880	933
Total other assets	17,372	17,425
	$67,843	$71,079

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,913	$7,232
Accrued expenses	7,694	7,485
Income taxes payable	109	61
Current portion of long-term debt	77	74
Total current liabilities	14,793	14,852

Long-term debt, less current portion	10,235	14,276
Deferred income tax liability	1,275	1,275
Total liabilities	26,303	30,403

Commitments and Contingencies

Equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,603,264 shares issued, 9,600,433 shares outstanding at June 30, 2009; 9,579,743 shares issued and outstanding at December 31, 2008	96	96
Additional paid-in capital	16,168	16,001
Retained earnings	20,055	19,167
Treasury stock at cost (2,831 shares at June 30, 2009)	(14)	---
Total company stockholders' equity	36,305	35,264
Noncontrolling interests	5,235	5,412
Total equity	41,540	40,676
	$67,843	$71,079

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission in March, 2009.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income attributable to the company	$888	$1,112
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,482	1,341
Bad debt expense	1,214	1,079
Stock related compensation expense	147	156
Noncontrolling interest	710	648
Increase (decrease) relating to operating activities from:
Accounts receivable	(1,088)	(1,205)
Inventories	321	(395)
Prepaid expenses and other current assets	1,150	939
Accounts payable	(319)	(58)
Accrued expenses	209	109
Income taxes payable	48	(33)
Net cash provided by operating activities	4,762	3,693

Investing activities:
Additions to property and equipment, net of minor disposals	(1,021)	(1,989)
Payments received on physician affiliate loans	---	283
Acquisition of dialysis centers	---	(1,270)
Purchase of minority interest in subsidiaries	---	(25)
Net cash used in investing activities	(1,021)	(3,001)

Financing activities:
Line of credit borrowings	---	3,500
Line of credit repayments	(4,000)	(2,650)
Payments on other long-term debt	(38)	(28)
Exercise of stock options	20	---
Repurchase of stock	(14)	---
Capital contributions by noncontrolling interests	---	450
Distribution to noncontrolling interests	(887)	(720)
Net cash (used in) provided by financing activities	(4,919)	552

(Decrease) increase in cash and cash equivalents	(1,178)	1,244

Cash and cash equivalents at beginning of period	6,543	2,448

Cash and cash equivalents at end of period	$5,365	$3,692

Supplemental disclosure of cash flow Information:
Interest paid	$245	$256
Incomes taxes paid	197	388

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments.  We own 35 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.  We have two Ohio dialysis facilities under development and provide inpatient dialysis treatments to 11 hospitals.  Our medical products operations are not a significant component of our operations with operating revenues of $541 during the first half of 2009 and $607 for the same period of the preceding year (1.1% and 1.5%, respectively of operating revenues) and operating income of $69 during the first half of 2009 and $114 for the same period of the preceding year (2.7% and 4.6%, respectively of operating income).

Medical Services Revenue

Our medical services revenues by payor are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Medicare	47%	48%	47%	47%
Medicaid and comparable programs	8	9	8	9
Hospital inpatient dialysis services	2	4	2	5
Commercial insurers and other private payors	43	39	43	39
	100%	100%	100%	100%

Our sources of medical services revenue are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Outpatient hemodialysis services	$12,302	50%	$11,098	54%	$24,425	51%	$22,088	54%
Home and peritoneal dialysis services	1,081	5	941	5	2,039	4	1,882	5
Inpatient hemodialysis services	581	2	842	4	1,195	3	1,912	5
Ancillary services	10,497	43	7,638	37	19,970	42	14,832	36
	$24,461	100%	$20,519	100%	$47,629	100%	$40,714	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Credit Risk

Our primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients.  Receivables from Medicare and Medicaid comprised 51% of receivables at June 30, 2009 and 47% at December 31, 2008.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and the finished goods inventory of our medical products division.

Accrued Expenses

Accrued expenses are comprised as follows:

	June 30,	December 31,
	2009	2008
Accrued compensation	$2,216	$1,486
Excess insurance liability	4,194	4,687
Other	1,284	1,312
	$7,694	$7,485

Excess insurance liability represents amounts paid by insurance companies in excess of the amounts we expect from the insurers.  We communicate with the payors regarding these amounts, which can result from duplicate payments, payments in excess of contractual agreements, payments as the primary insurer when payor is secondary, and underbillings by us based on estimated fee schedules.  These amounts remain in excess insurance liability until resolution.  We identified approximately $1,135 and $1,113 of the excess insurance liability as of June 30, 2009 and December 31, 2008, respectively, as relating to duplicate payments and other amounts that will be refunded.  Approximately $3 for the three months and six months ended June 30, 2009 and $17 and $108 for the same periods of the preceding year determined to be nonrefundable that had previously been included in excess insurance liability were recorded in medical services revenues.

We have a self-insured medical and dental insurance plan administered by a third party administrator pursuant to which we are responsible for claims and administrative fees for which the obligation payable was approximately $405 at June 30, 2009 and $341 at December 31, 2008, included in other accrued expenses above.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

There is only one supplier of erythropoietin (“EPO”) in the United States.  This supplier and another manufacturer received FDA approval for alternative products available for dialysis patients, which are indicated to be effective for a longer period than EPO.  The alternative drugs also could be administered by the patient’s physician.  Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability.  There are no other suppliers of any similar drugs available to dialysis treatment providers.  Revenues from the administration of EPO, which amounted to approximately $7,523 and $14,305 for the for the three months and six months ended June 30, 2009 and $5,594 and $11,165 for the same periods of the preceding year, comprised 31% and 30%, respectively for the three months and six months ended June 30, 2009 and 27% for the same periods of the preceding year of medical services revenues.

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.  Deferred expenses of approximately $613 at June 30, 2009 and $663 at December 31, 2008 are included in other assets.  Amortization expense was approximately $25 and $49 for the three months and six months ended June 30, 2009, and $14 and $28 for the same periods of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

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

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment,” we measure compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period.  Stock compensation expense was approximately $29 and $81 for the three months and six months ended June 30, 2009 and $49 and $99 for the same periods of the preceding year, respectively, with related income tax benefits of $17 for shares vesting during the six months ended June 30, 2009 with no shares vesting during the second quarter of 2009 or during the first half of 2008.

During April, 2007, the company issued an incentive stock option with a total grant date value of $329.  This stock option is being expensed over the four-year vesting period for which the expense amounted to approximately $21 and $41 for the three months and six months ended June 30, 2009, and for the same periods of the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of 0.666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  During February, 2008, the company issued two incentive stock options with a total grant date value of $199.  These stock options are being expensed over the four-year vesting period for which the expense amounted to approximately $12 and $25 for the three months and six months ended June 30, 2009, and $12 and $17 for the same periods of the preceding year.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.73%; no dividend yield; volatility factor of the expected market price of our common stock of 0.626 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  As these are incentive stock options, the related expense is not deductible for tax purposes.

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
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and contingently issuable shares, calculated using the treasury stock method and average market price.

	Three Months Ended June 30,		Six Months Ended June 30,
		(shares in thousands)
	2009	2008	2009	2008

Net income	$709	$663	$888	$1,112

Weighted average shares outstanding	9,597	9,580	9,594	9,580

Weighted average shares outstanding	9,597	9,580	9,594	9,580
Shares issuable for employee and director stock awards	18	26	17	26
Weighted average shares diluted computation	9,615	9,606	9,611	9,606
Effect of dilutive stock options	2	8	1	9
Weighted average shares, as adjusted diluted computation	9,617	9,614	9,612	9,615

Earnings per share:
Basic	$.07	$.07	$.09	$.12
Diluted	$.07	$.07	$.09	$.12

We had various potentially dilutive shares during the periods presented.

Other Income (Expense)

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Rental income	$102	$101	$205	$202
Interest income	4	15	21	46
Interest expense	(118)	(149)	(252)	(336)
Other	1	46	1	59
Other income (expense), net	$(11)	$13	$(25)	$(29)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

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

Subsequent Events

We evaluated subsequent events through August 7, 2009, the date of filing of this Form 10-Q.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

In May, 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events.”  SFAS165 establishes the accounting and disclosure of events that occur after the balance sheet date but before the issuance of financial statements.  SFAS 165 is effective for financial statements for periods ending after June 15, 2009.  The adoption of SFAS 165 did not affect our consolidated financial statements.

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and six months ended June 30, 2009 and June 30, 2008 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods.  Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2008.

NOTE 3--LONG-TERM DEBT

Pursuant to a December 3, 1999 loan agreement through our subsidiary, DCA of Vineland, LLC, we obtained a $700 development loan currently secured by a mortgage on our real property in Easton, Maryland.  In May, 2006, the loan was modified to extend the maturity date to May 2, 2026.  Monthly payments are approximately $2 plus interest at prime.  This loan had an outstanding principal balance of approximately $479 at June 30, 2009 and $495 at December 31, 2008.

In April, 2001, we obtained a $788 five-year mortgage through April, 2006, on our building in Valdosta, Georgia.  We refinanced this mortgage in April, 2006 with the new mortgage having an April, 2011, maturity.  Interest was at prime with a rate floor of 5.75% and a rate ceiling of 8.00% until September 15, 2008 when the rate floor was revised to 5.00% and the rate ceiling was revised to 7.50%.  As of May, 2006, payments are $6 including principal and interest, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011.  The remaining principal balance under this mortgage amounted to approximately $532 at June 30, 2009 and $555 at December 31, 2008.

The prime rate was 3.25% at June 30, 2009 and 3.50% at December 31, 2008.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3--LONG-TERM DEBT--Continued

The LIBOR applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan.  We have the right to convert a base rate loan to a LIBOR loan, and vice versa.  The agreement contains customary reporting and financial covenant requirements for this type of credit facility.  We are in compliance with the requirements of this credit facility at June 30, 2009 and December 31, 2008.  Outstanding borrowings under our line of credit were $9,300 at June 30, 2009 and $13,300 at December 31, 2008.  As of June 30, 2009, there were two outstanding LIBOR loans of $3,500 and $5,800 with one month terms with interest rates of 3.375% and 3.3125%, respectively, which includes LIBOR at issuance plus an applicable margin of 3.0%.  The individual LIBOR loans outstanding at June 30, 2009 are renewable at the end of their respective one month terms.

Our two mortgage agreements contain certain restrictive covenants that, among other things, limit the payment of dividends, require lenders’ approval for a merger, sale of substantially all of our assets, or other business combination to which we are a party, and require maintenance of certain financial ratios.  The company was in compliance with the debt covenants at June 30, 2009 and December 31, 2008.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at June 30, 2009 or December 31, 2008, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

NOTE 5--STOCK OPTIONS AND STOCK AWARDS

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009.  The four remaining grants for 18,750 shares were exercised during June, 2009, with one 5,000 share grant exercised for approximately $20 cash proceeds and three grants for a total of 13,750 shares exercised through a cashless exercise with approximately $55 exercise price satisfied through payment of 13,750 shares resulting in an additional 8,896 shares outstanding after the exercise.

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

In April, 2007, the board of directors granted a five-year option to our Vice President of Operations for 50,000 shares exercisable at $12.18 through April 15, 2012.  The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008.  The grant date fair value of $329 is being expensed over the four-year vesting period with approximately $21 and $41 expense recorded during the three months and six months ended June 30, 2009 and for the same periods of the preceding year.

On January 10, 2008, the board of directors granted stock awards for 13,500 shares to non-executive management personnel with the awards to vest over four years in 25% equal increments commencing on January 9, 2009.  One award for 1,000 shares was cancelled due to resignation of an employee leaving awards for 12,500 shares outstanding.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 5--STOCK OPTIONS AND STOCK AWARDS--Continue

On February 29, 2008, the board of directors granted a five year option to our newly appointed Chief Financial Officer for 50,000 shares exercisable at $12.18 through February 28, 2013, and a five year option to a key employee for 10,000 shares, each of the options vesting in equal increments totaling 15,000 shares every 12 months commencing February 28, 2009.  The grant date fair value of approximately $199 is being expensed over the four-year vesting period with approximately $12 and $25 expense recorded during the three months and six months ended June 30, 2009 and $12 and $17 for the same periods of the preceding year.

On February 27, 2009 we granted stock awards for 5,000 shares to our four non-employee directors.  These awards vested immediately resulting in an expense of $28 at the time of grant.

On June 11, 2009 we granted stock awards for 10,000 shares to our four non-employee directors.  The awards vest one year from the date of issuance.  The expense of $55 will be recorded over the one year period until the awards vest.

NOTE 6--COMMITMENTS

We have entered into a three-year grant agreement with the University of Cincinnati, College of Medicine, under which we will provide $265 per year for three years to support basic and clinical research and education relating to kidney disease.  We will provide the University with the amounts due under the grant at the end of the first quarter of each of the three years of the agreement, with the first $265 grant paid to the University effective for 2009.

NOTE 7--ACQUISITIONS

Our various acquisitions were made either on the basis of existing profitability or expectation of future profitability for the interest acquired based on our analysis of the potential for each acquisition, and the value of the relationship with the physician affiliated with the selling entity.  Each acquisition was intended to either strengthen our market share within a geographic area or provide us with the opportunity to enter a new geographic area and market.  Management also reviews the purchase price and any resulting goodwill based on established current valuations for dialysis centers.  Also considered are the anticipated synergistic effects of a potential acquisition, including potential costs integration and the effect of the acquisition on our overall valuation.  Certain of the acquisition transactions were of minority interests held by medical directors of certain of our dialysis facilities.

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

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 7--ACQUISITIONS--Continued

Effective March 1, 2008, we acquired the remaining 20% noncontrolling interest in DCA of Chesapeake, LLC and DCA of North Baltimore, LLC for $25.  This transaction resulted in a reduction of the existing goodwill on these subsidiaries by $159.

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

Pro forma results of operations as if the Maryland acquisition had completed as of January 1, 2008 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Operating revenues	$22,154	$43,798
Net income	$758	$1,236

Earnings per share:
Basic	$.08	$.13
Diluted	$.08	$.13

NOTE 8--EQUITY

The changes in equity for the six months ended June 30, 2009 are summarized as follows:

	Stockholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total	Noncontrolling Interests	Total
Balance December 31, 2008	$96	$16,001	$19,167	$	---	$35,264	$5,412	$40,676
Stock related compensation expense	---	147	---		---	147	---	147
Distributions to noncontrolling interests	---	---	---		---	----	(887)	(887)
Stock option exercises	---	20	---		---	20	---	20
Stock repurchases	---	---	---		(14)	(14)	---	(14)
Net income	---	---	888		---	888	710	1,598
Balance June 30, 2009	$96	$16,168	$20,055		$(14)	$36,305	$5,235	$41,540

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 9--SHARE REPURCHASE PROGRAM

On April 13, 2009, we announced that our board of directors has approved a stock repurchase program pursuant to which we are authorized to repurchase up to $3,000 of our outstanding shares.  Stock purchases will be made from available cash in open market transactions at the prevailing market price or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  Repurchases of 2,831 shares at a cost of approximately $14 were made during June, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended June 30, 2009, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, potential business combinations, and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A.  Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic and market conditions which substantially deteriorated over the last 18 months, and continue in a global economic decline to date, business opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 20 of our Annual Report on Form 10-K for the year ended December 31, 2008.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.  You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Overview

We provide dialysis services, primarily kidney dialysis treatments through 35 outpatient dialysis centers, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD.  We provide dialysis treatments to dialysis patients of 11 hospitals and medical centers through acute inpatient dialysis services agreements with those entities.  We also provide homecare services, including home peritoneal dialysis.  We engage in medical product sales, which is not a significant part of our business.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism.  Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. We believe it is critical to achieve a Kt/V level of greater than 1.2 for as many patients as possible.  Approximately 98% of our patients had a Kt/V level greater than 1.2 for the second quarter ended June 30, 2009, compared to approximately 97% for the first quarter ended March 31, 2009.

Anemia is a shortage of oxygen-carrying red blood cells.  Because red blood cells bring oxygen to all the cells in the body, untreated anemia can cause severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems.  Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors.  Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  Approximately 81% of our patients had a hemoglobin level greater than 11 for the second quarter ended June 30, 2009, and for the first quarter ended March 31, 2009.

Vascular access is the site on a patient’s body where blood is removed and returned during dialysis.  The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis.  Approximately 60% of our patients were dialyzed with a fistula during the second quarter ended June 30, 2009, compared to approximately 57% for the first quarter ended March 31, 2009.

Patient Treatments

The following table shows the number of in-center, home and peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, and in those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
In center	68,308	61,783	134,445	120,535
Home and peritoneal	4,127	3,987	7,985	7,695
Acute	1,492	2,251	2,987	5,112
	73,927	68,021	145,417	133,342

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities.  We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions.  We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.  We experienced approximately a 2% increase in dialysis treatments for the first half of 2009 at centers that were operable during the entire first half of the preceding year compared to a 6% increase for the first half of 2008.

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

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial 12 months of operations, or when they achieve consistent profitability, whichever is sooner. For the three months and six months ended June 30, 2009, we incurred an aggregate of approximately $133,000 and $194,000 in pre-tax losses for start-up centers compared to $62,000 and $238,000 for the same period of the preceding year.

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

Reimbursement

Approximately 55% of our medical services revenues for the first half of 2009 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes.  Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.  The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

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

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2009	2008	2009	2008
Medical service revenue	$24,461	$20,519	$47,629	$40,714
Product sales	252	317	541	607
Total sales	24,713	20,836	48,170	41,321

Cost of medical services	15,093	12,662	29,524	25,020
Cost of product sales	155	173	315	334
Total cost of sales	15,248	12,835	29,839	25,354
Corporate selling, general and administrative	2,896	2,447	5,886	4,835
Facility selling, general and administrative	3,478	2,999	7,079	6,081
Total, selling, general and administrative	6,374	5,446	12,965	10,916
Stock compensation expense	62	81	147	156
Depreciation and amortization	756	680	1,482	1,342
Provision for doubtful accounts	543	649	1,214	1,079
Total operating costs and expenses	22,983	19,691	45,647	38,847

Operating income	1,730	1,145	2,523	2,474

Other (expense) income, net	(11)	13	(25)	(29)

Income before income taxes	1,719	1,158	2,498	2,445

Income tax provision	658	305	900	685

Net income	1,061	853	1,598	1,760

Less: net income attributable to
noncontrolling interests	352	190	710	648

Net income attributable to the company	$709	$663	$888	$1,112

Medical services revenue increased approximately $3,942,000 (19%) and $6,915,000 (17%) for the three months and six months ended June 30, 2009 compared to the same periods of the preceding year.  Medical services revenue for the three months and six months ended June 30, 2009 includes approximately $3 of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $17,000 and $108,000 during the same periods of the preceding year.  Dialysis treatments performed increased from 68,021 during the second quarter of 2008 to 73,927 during the second quarter of 2009, a 9% increase and from 133,342 during the first half of 2008 to 145,417 during the first half of 2009, a 9% increase.  Approximately $1,498,000 and $2,676,000 of the increase in medical service revenues and 4,721 and 9,386 of the increase in treatments for the three months and six months ended June 30, 2009 compared to the same periods of the preceding year are attributable to the Maryland dialysis center we acquired December 31, 2008.

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

Operating income increased approximately $585,000 (51%) and $50,000 (2%) for the three months and six months ended June 30, 2009 compared to the same periods of the preceding year.  First quarter 2009 results included our 2009 grant obligation of $265,000 to the University of Cincinnati, College of Medicine pursuant to our three year grant agreement to support basic and clinical research and education relating to kidney disease.  Operating income has been negatively impacted primarily during the first quarter of 2009 by transitional costs associated with the Maryland center we acquired December 31, 2008. Start-up costs associated with our new centers was approximately $133,000 and $194,000 for the three months ended June 30, 2009 compared to $62,000 and $238,000 for the same periods of the preceding year.

Cost of medical services sales as a percentage of sales amounted to 62% for the three months and six months ended June 30, 2009 compared to 62% and 61% for the same periods of the preceding year, which includes an increase in supply costs as a percentage of medical service sales that was largely offset by decreased payroll costs as a percentage of sales revenues.

Approximately 31% and 30% of our medical services revenue for the three months and six months ended June 30, 2009 and 27% for the same periods of the preceding year derived from the administration of EPO to our dialysis patients.

Our medical products operation represents a minor portion of our operations with operating revenues of $252,000 and $541,000 for the three months and six months ended June 30, 2009 and $317,000 and $607,000 for the same periods of the preceding year (1.0% and 1.1% of operating revenues for the three months and six months ended June 30, 2009 compared to 1.5% for the same periods of the preceding year).  Operating income for the medical products operation was $16,000 and $69,000 for the three months and six months ended June 30, 2009 compared to $69,000 and $114,000 for the same periods of the preceding year (.9% and2.7% of operating income for the three months and six months ended June 30, 2009 compared to 6.0% and 4.6% for the same periods of the preceding year).

Cost of sales for our medical products operation amounted to 62% and 58% of sales for the three months and six months ended June 30, 2009 compared to 55% for the same periods of the preceding year.  Cost of sales for this operation is largely related to product mix.

Selling, general and administrative expenses, those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing, increased by approximately $928,000 (17%) for the three months and 2,048,000 (19%) for the six months ended June 30, 2009 compared to the same periods of the preceding year.  This increase includes the Maryland dialysis center we acquired December 31, 2008, the $265,000 University of Cincinnati, College of Medicine grant during the first quarter of 2009, increased support activities resulting from expanded operations, ongoing investments in our infrastructure, and the cost of development activities.  Selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 26% and 27% for the three months and six months ended June 30, 2009, and 26% for the same periods of the preceding year.

Provision for doubtful accounts decreased approximately $106,000 for the three months ended June 30, 2009 and increased approximately $134,000 for the six months ended June 30, 2009, compared to the same periods of the preceding year, which includes an increase in the commercial patient portion of our payor mix and a reduction in Medicare bad debt recoveries for the three months and six months ended June 30, 2009 compared to the same periods of the preceding year.  The provision amounted to 2% and 3% of medical services revenue for the three months and six months ended June 30, 2009 and 3% for the same periods of preceding year.  Medicare bad debt recoveries of $167,000 and $222,000 were recorded during the three months and six months ended June 30, 2009, compared to approximately $48,000 and $162,000 for the same periods of the preceding year.  Without the effect of the Medicare bad debt recoveries, the provision for doubtful accounts would have amounted to 3% of medical services revenue for the three months and six months ended June 30, 2009 and for the same periods of the preceding year.  The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings.  The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix.  Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days’ sales outstanding were 80 as of June 30, 2009, compared to 84 as of December 31, 2008.  Days’ sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix.  Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Non-operating expense amounted to approximately $11,000 and $25,000 for the three months and six months ended June 30, 2009 compared to non-operating income of $13,000 for the three months ended June 30, 2008 and non-operating expense of $29,000 for the six months ended June 30, 2008 which included an increase in rental income of $2,000 and $3,000, a decrease in interest income of $11,000 and $25,000 from lower interest rates on invested funds and lower average invested funds, a decrease in interest expense of $31,000 and $84,000 resulting from lower interest rates on borrowed funds and a decrease in miscellaneous other income of $45,000 and $58,000 for the three months and six months ended June 30, 2009 compared to the same periods of the preceding year.

Although operations of additional centers result in additional revenues, while these centers are in the start-up stage, their operating results adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.  We had one center in the start-up stage during the first half of 2009.

Noncontrolling interests represents the proportionate equity interests of noncontrolling owners in our subsidiaries whose financial results are included in our consolidated results.

Liquidity and Capital Resources

Working capital totaled approximately $17,551,000 at June 30, 2009, which reflected a decrease of $2,715,000 during the six months ended June 30, 2009.  Included in the changes in components of working capital was a decrease in cash and cash equivalents of $1,178,000, which included net cash provided by operating activities of $4,762,000; net cash used in investing activities of $1,021,000 (consisting primarily of additions to property and equipment); and net cash used in financing activities of $4,919,000 (including repayments of $4,000,000 on our line of credit, other debt payments of $38,000, and distributions to noncontrolling interests of $887,000).

Net cash provided by operating activities consists of net income attributable to the company before non-cash items which for the first half of 2009 consisted of depreciation and amortization of $1,482,000, provision for doubtful accounts of $1,214,000, income applicable to noncontrolling interests of $710,000, and non-cash stock and stock option compensation expense of $147,000, as adjusted for changes in components of working capital.  Significant changes in components of working capital, in addition to the $1,178,000 decrease in cash, included an increase in accounts receivable of $126,000, a decrease in inventories of $321,000, a decrease in prepaid expenses and other current assets of $1,150,000, including a reduction of approximately $650,000 in prepaid income taxes as a result of application of tax prepayments to tax liabilities and a decrease of approximately $150,000 in estimated medicare bad debt recoveries, a decrease in accounts payable of $319,000, and an increase in accrued expenses of 209,000.  The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan.  This loan had a remaining principal balance of $479,000 at June 30, 2009 and $495,000 at December 31, 2008.  Our mortgage on our building in Valdosta, Georgia due in April, 2011 had an outstanding principal balance of approximately $532,000 at June 30, 2009 and $555,000 at December 31, 2008.

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

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers.  Such expansion requires capital.  We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association.  To assist with our future expansion we have a $25,000,000 revolving line of credit with KeyBank National Association maturing November 4, 2011.  We had outstanding borrowings of $9,300,000 under this credit facility as of June 30, 2009 and $13,300,000 as of December 31, 2008.  No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

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

In May, 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events,” that became effective for us in June, 2009.  SFAS 165, which establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued, did not affect our financial statements.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $5,098,000 at June 30, 2009.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates.  There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $10,312,000 at June 30, 2009.

We have exposure to both rising and falling interest rates.  Due to the global financial crisis and the correspondingly exceedingly low interest rates on invested funds, there was no substantial risk of a decrease in interest income as a result of decreased yields at June 30, 2009.  Assuming a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $10,000 on our results of operations for the six months ended June 30, 2009.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the second quarter ended June 30, 2009, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  These disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Four options granted in June, 2004 for 18,750 shares of common stock were exercised at the $4.02 per share exercise price.  Three of these options for 5,000 shares each had been registered under the Securities Act of 1933, as amended (the “Securities Act”) and held by the independent directors of the Company.  The fourth option for 3,750 shares was held by a former President of the Company which option shares were not registered.  One director exercised his option for cash for $20,100.  The remaining options were exercised with option shares at the fair market value on the date of exercise of approximately $5.60 per share resulting in 9,854 option shares aggregating approximately $55,000 being paid to the Company.  Shares issued by the Company as a result of these exercises amounted to 7,834 shares of common stock, all of which were previously included in a registration statement for issuance to the directors, and 1,062 shares issued under a non-public offering exemption of Section 4(2) (a private placement) from the registration requirements of the Securities Act to the former President of the Company, who is knowledgeable of the Company.

(b)           In June, 2009, the Company effected its first repurchases of its common stock under its stock repurchase program announced in April, 2009, pursuant to which it may purchase up to $3,000,000 of its outstanding common stock.  Based on the $5.01 closing price on June 30, 2009 would result in the potential repurchase of approximately 598,800 shares of common stock.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total No. of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total No. of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum No. (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

April 1 – 30	---	---	---	---
May 1 – 31	---	---	---	---
June 1 – 30	2,831	$4.97	2,831	$2,986,000

Repurchases are effected through open market transactions at the prevailing market prices, as were the June, 2009 transactions referred to in the above table, or in privately negotiated transactions.  The repurchase program is continuing, although we may suspend or discontinue the program at any time.

Although not part of the repurchase program, certain of our affiliates purchased common stock in open market transactions during the second quarter, 2009, at prevailing market prices, to wit:

May, 2009

Thomas Carey, V.P., Operations, 3,500 shares at approximately $4.44
Stephen W. Everett, President & CEO, 1,500 shares at $4.55
Joanne Zimmerman, V.P., Clinical Services & Compliance Officer, 700 shares at $4.38

June, 2009

Joanne Zimmerman, V.P., Clinical Services & Compliance Officer, 1,000 shares at $4.60

For information with respect to acquisitions pursuant to option exercises, see subparagraph (a) above.

The declaration and issuance of cash dividends are subject to the covenants in the KeyBank National Association credit facility, which precludes the payment of dividends (other than stock dividends).  We also have a mortgage with Ameris Bank on our property in Valdosta, Georgia which restricts the payment of dividends above 25% of our net worth.  See Note 3, “Long Term Debt,” to “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources” of Part I of this Quarterly Report.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 11, 2009, the company held its annual meeting of shareholders to vote on three matters: (i) the election of five directors; (ii) approval and adoption of the Dialysis Corporation of America 2009 Omnibus Incentive Plan (the “Plan”); and (iii) to ratify the appointment of MSPC Certified Public Accountants and Advisors, P.C. (“MSPC”), as independent auditors of the company for the 2009 fiscal year.  All directors were elected, the Plan was approved and adopted by the shareholders, and the appointment of the independent auditors was ratified.  The voting tabulations were as follows:

Election of Directors:

	For	Withheld		Total
Thomas K. Langbein	7,557,271	607,620	=	8,164,891
Stephen W. Everett	7,709,803	455,088	=	8,164,891
Peter D. Fischbein	7,622,393	542,498	=	8,164,891
Robert W. Trause	7,493,846	671,045	=	8,164,891
Kenneth J. Bock	7,643,320	521,571	=	8,164,891

Approval and adoption of the Plan

For	Against	Abstain		Total

4,467,727	1,763,941	59,752	=	6,291,420

Ratification of appointment of MSPC as the company’s independent auditors for fiscal 2009:

For	Against	Abstain		Total

7,991,797	160,413	12,681	=	8,164,891

Item 6.	Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Section 1350 Certifications

	32.1*	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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
Chief Financial Officer

Dated: August 7, 2009

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