Form 10-Q
period 2009-09-30
DIALYSIS CORP OF AMERICA
filed 2009-11-09
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐   No ☒

Common Stock Outstanding

          Common Stock, $.01 par value: 9,600,385 shares as of November 9, 2009.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I -- FINANCIAL INFORMATION

          The Consolidated Financial Statements (Unaudited) for the three months and nine months ended September 30, 2009 and September 30, 2008, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements		1

	1)	Consolidated Statements of Income for the three months and nine months ended September 30, 2009 and September 30, 2008 (Unaudited).	1

	2)	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008.	2

	3)	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and September 30, 2008 (Unaudited).	3

	4)	Notes to Consolidated Financial Statements as of September 30, 2009 (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4.	Controls and Procedures		25

PART II -- OTHER INFORMATION

Item 6.	Exhibits		26

i

PART I  --  FINANCIAL INFORMATION

Item 1. Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Sales:
Medical services revenue	$24,798	$21,586	$72,427	$62,300
Product sales	323	274	864	881
Total sales revenues	25,121	21,860	73,291	63,181

Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	15,315	12,805	44,839	37,825
Cost of product sales	175	158	490	493
Total cost of sales revenues	15,490	12,963	45,329	38,318
Selling, general and administrative expenses:
Corporate	2,631	2,764	8,517	7,602
Facility	3,446	3,312	10,525	9,390
Total	6,077	6,076	19,042	16,992
Stock compensation expense	70	82	217	239
Depreciation and amortization	759	709	2,241	2,050
Provision for doubtful accounts	738	500	1,952	1,579
	23,134	20,330	68,781	59,178

Operating income	1,987	1,530	4,510	4,003

Other income (expense), net	3	---	(22)	(28)

Income before income taxes	1,990	1,530	4,488	3,975

Income tax provision	631	511	1,531	1,196

Net income	1,359	1,019	2,957	2,779

Less: net income attributable to noncontrolling interests	419	144	1,129	792

Net income attributable to the company	$940	$875	$1,828	$1,987

Earnings per share:
Basic	$.10	$.09	$.19	$.21
Diluted	$.10	$.09	$.19	$.21

Weighted average shares outstanding:
Basic	9,600,433	9,579,743	9,596,030	9,579,868
Diluted	9,626,308	9,614,084	9,618,833	9,614,162

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008(A)
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,035	$6,543
Accounts receivable, less allowance
of $3,003 at September 30, 2009;
$2,540 at December 31, 2008	21,997	21,494
Inventories, less allowance for obsolescence
of $15,000 at September 30, 2009 and December 31, 2008	2,947	2,919
Deferred income tax asset	1,185	1,185
Prepaid expenses and other current assets	2,333	2,978
Total current assets	31,497	35,119

Property and equipment:
Land	1,333	1,333
Buildings and improvements	5,753	5,722
Machinery and equipment	15,706	15,143
Leasehold improvements	10,895	10,789
	33,687	32,987
Less accumulated depreciation and amortization	15,657	14,452
	18,030	18,535

Goodwill	16,492	16,492
Other assets	851	933
Total other assets	17,343	17,425
	$66,870	$71,079

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,905	$7,232
Accrued expenses	6,997	7,485
Income taxes payable	313	61
Current portion of long-term debt	76	74
Total current liabilities	13,291	14,852

Long-term debt, less current portion	9,718	14,276
Deferred income tax liability	1,275	1,275
Total liabilities	24,284	30,403

Commitments and Contingencies

Equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,603,216 shares issued, 9,600,385 shares outstanding at September 30, 2009; 9,579,743 shares issued and outstanding at December 31, 2008	96	96
Additional paid-in capital	16,238	16,001
Retained earnings	20,995	19,167
Treasury stock at cost (2,831 shares at September 30, 2009)	(14)	---
Total company stockholders’ equity	37,315	35,264
Noncontrolling interests	5,271	5,412
Total equity	42,586	40,676
	$66,870	$71,079

(A) Reference is made to the company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission in March, 2009.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$2,957	$2,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,241	2,050
Bad debt expense	1,952	1,579
Stock related compensation expense	217	239
Increase (decrease) relating to operating activities from:
Accounts receivable	(2,455)	(1,588)
Inventories	(29)	(405)
Prepaid expenses and other current assets	645	1,028
Accounts payable	(1,327)	849
Accrued expenses	(488)	652
Income taxes payable	252	(33)
Net cash provided by operating activities	3,965	7,150

Investing activities:
Additions to property and equipment, net of minor disposals	(1,653)	(3,554)
Payments received on physician affiliate loans	---	283
Acquisition of dialysis centers	---	(1,270)
Purchase of noncontrolling interests in subsidiaries	---	(25)
Other assets	---	133
Net cash used in investing activities	(1,653)	(4,433)

Financing activities:
Line of credit borrowings	500	4,000
Line of credit repayments	(5,000)	(3,650)
Payments on other long-term debt	(56)	(48)
Exercise of stock options	20	---
Repurchase of stock	(14)	---
Capital contributions by noncontrolling interests	100	450
Distribution to noncontrolling interests	(1,370)	(1,211)
Net cash used in financing activities	(5,820)	(459)

(Decrease) increase in cash and cash equivalents	(3,508)	2,258

Cash and cash equivalents at beginning of period	6,543	2,448

Cash and cash equivalents at end of period	$3,035	$4,706

Supplemental disclosure of cash flow Information:
Interest paid	$349	$351
Incomes taxes paid	$606	$819

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments.  We own 35 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.  We have two Ohio dialysis facilities under development and provide inpatient dialysis treatments to 11 hospitals.  Our medical products operations are not a significant component of our operations with operating revenues of $864 during the first nine months of 2009 and $881 for the same period of the preceding year (1.3% of operating revenues for both periods) and operating income of $137 during the first nine months of 2009 and $151 for the same period of the preceding year (3.0% and 3.8%, respectively of operating income).

Medical Services Revenue

Our medical services revenues by payor are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Medicare	48%	46%	47%	47%
Medicaid and comparable programs	7	9	8	9
Hospital inpatient dialysis services	2	3	2	4
Commercial insurers and private payors(1)	43	42	43	40
	100%	100%	100%	100%

(1)  Private payors represent an insubstantial amount (less than 1%) of revenues.

Our sources of medical services revenue are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Outpatient hemodialysis services	$12,455	50%	$11,686	54%	$36,880	51%	$33,775	54%
Home and peritoneal dialysis services	962	4	1,136	5	3,001	4	3,018	5
Inpatient hemodialysis services	522	2	558	3	1,717	2	2,470	4
Ancillary services	10,859	44	8,206	38	30,829	43	23,037	37
	$24,798	100%	$21,586	100%	$72,427	100%	$62,300	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Vendor Volume Discounts

We have contractual arrangements with certain vendors pursuant to which we receive discounts based on volume of purchases.  These discounts are recorded as a reduction in inventory costs resulting in reduced costs of sales as the related inventory is utilized as required by the Revenue Recognition Topic of the FASB Accounting Standards Codification.

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
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Credit Risk

Our primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients.  Receivables from Medicare and Medicaid comprised approximately 51% of receivables at September 30, 2009 and 47% at December 31, 2008.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and the finished goods inventory of our medical products division.

Accrued Expenses

Accrued expenses are comprised as follows:

	September 30, 2009	December 31, 2008
Accrued compensation	$2,008	$1,486
Duplicate insurance payments	1,105	1,113
Excess insurance payments	2,709	3,574
Other	1,175	1,312
	$6,997	$7,485

Duplicate insurance payments occur when we are paid more than once for the same service.  Excess insurance payments represent amounts paid by insurance companies in excess of the amounts recorded as earned from associated treatments that are not duplicate insurance payments.  On a quarterly basis, we perform an analysis to determine whether these excess insurance payments result from payments in excess of contractual agreements, payments made as primary payor when the party is a secondary payor, or variances to estimated fee schedules used for payors to whom we are not contracted.  Our analysis includes communicating with payors to determine the reason for the excess payment.  These amounts remain in excess insurance payments or duplicate payments until resolution, which can vary from several months to several years.

Approximately $121 and $124 (0.5% and 0.2%, respectively of medical services revenue) for the three months and nine months ended September 30, 2009 and $188 and $296 (0.9% and 0.5% respectively, of medical services revenue) of medical services revenue for the same periods of the preceding year were recorded in medical services revenue representing amounts included in excess insurance payments that we determined were nonrefundable based upon our quarterly analysis.  These amounts were primarily related to earned revenues greater than the estimated fees recognized as medical services revenue from payors to whom we were not contracted.

We have a self-insured medical and dental insurance plan administered by a third party administrator pursuant to which we are responsible for claims and administrative fees for which the obligation payable was approximately $331 at September 30, 2009 and $341 at December 31, 2008, included in other accrued expenses above.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

One service we provide to our patients is the administration of erythropoietin (“EPO”) for the treatment of anemia and there is only one supplier of this drug in the United States.  This supplier and another manufacturer received FDA approval for alternative products available for dialysis patients, which are indicated to be effective for a longer period than EPO and could be administered by the patient’s physician.  Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability.  There are no other suppliers of any similar drugs available to dialysis treatment providers.  Revenues from the administration of EPO, which amounted to approximately $7,993 and $22,298 for the three months and nine months ended September 30, 2009 and $6,187 and $17,352 for the same periods of the preceding year, comprised 32% and 31%, respectively for the three months and nine months ended September 30, 2009, and 29% and 28% for the same periods of the preceding year of medical services revenues.

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

Goodwill

Goodwill represents cost in excess of net assets acquired.  Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually (or more frequently if impairment indicators are present) as required by the Intangibles-Goodwill and Other Topic of the FASB Accounting Standards Codification for impairment, which testing has indicated no impairment for goodwill.

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.  Deferred expenses of approximately $589 at September 30, 2009 and $663 at December 31, 2008 are included in other assets.  Amortization expense was approximately $25 and $74 for the three months and nine months ended September 30, 2009, and $14 and $42 for the same periods of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Stock-Based Compensation

We measure compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification.  Stock compensation expense was approximately $37 and $105 for the three months and nine months ended September 30, 2009, and $49 and $148 for the same periods of the preceding year, respectively, with related income tax benefits of $17 for shares vesting during the nine months ended September 30, 2009, with no shares vesting during the third quarter of 2009 or during the first nine months of 2008.

During April, 2007, the company issued an incentive stock option with a total grant date value of $329.  This stock option is being expensed over the four-year vesting period for which the expense amounted to approximately $21 and $62 for the three months and nine months ended September 30, 2009, and for the same periods of the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of 0.666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  During February, 2008, the company issued two incentive stock options with a total grant date value of $199.  These stock options are being expensed over the four-year vesting period for which the expense amounted to approximately $12 and $37 for the three months and nine months ended September 30, 2009, and $12 and $29 for the same periods of the preceding year.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.73%; no dividend yield; volatility factor of the expected market price of our common stock of 0.626 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  As these are incentive stock options, the related expense is not deductible for tax purposes.

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
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and contingently issuable shares, calculated using the treasury stock method and average market price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(shares in thousands)
	2009	2008	2009	2008

Net income attributable to the company	$940	$875	$1,828	$1,987

Weighted average shares outstanding	9,600	9,580	9,596	9,580

Weighted average shares outstanding	9,600	9,580	9,596	9,580
Shares issuable for employee and director stock awards	26	25	20	25
Weighted average shares diluted computation	9,626	9,605	9,616	9,605
Effect of dilutive stock options	---	9	3	9
Weighted average shares, as adjusted diluted computation	9,626	9,614	9,619	9,614

Earnings per share:
Basic	$.10	$.09	$.19	$.21
Diluted	$.10	$.09	$.19	$.21

We had various potentially dilutive shares during the periods presented.

Other Income (Expense)

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Rental income	$107	$102	$312	$304
Interest income	3	31	24	78
Interest expense	(107)	(123)	(359)	(458)
Other	---	(10)	1	48
Other income (expense), net	$3	$--	$(22)	$(28)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

Subsequent Events

We evaluated subsequent events through November 9, 2009, the date of filing of this Form 10-Q.

New Pronouncements

The fair value requirements for nonfinancial assets and liabilities not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis was deferred, until January 1, 2009 by The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification.  Implementation of the fair value requirements for these items did not have a material impact on our financial statements.

The Business Combinations Topic of the FASB Accounting Standards Codification includes new requirements that became effective for us in 2009.  The definitions of a business and business combination were expanded and all assets and liabilities of an acquired business (for full, partial and step acquisitions) are required to be recorded at fair values, with limited exceptions.  Earn-outs and other contingent consideration are required to be recorded at fair value on acquisition date and contingencies to be recorded at fair value on acquisition date with provision for subsequent remeasurement.  Acquisition costs must be expensed as incurred and restructuring costs must generally be expensed in periods after the acquisition date.  Amounts previously called “negative goodwill” which result from a bargain purchase in which acquisition date fair value of identifiable net assets acquired exceeds the fair value of consideration transferred plus any noncontrolling interest in the acquirer are required to be recognized in earnings as a gain attributable to the acquirer.  The effects of the new requirements will depend on the nature and significance of acquisitions subsequent to our adoption of the new requirements.

The Consolidation Topic of the FASB Accounting Standards Codification contains new requirements that became effective for us in 2009.  Noncontrolling interests are required to be reported in the equity section of consolidated financial statements and consolidated net income is required to include the amounts attributable to both the parent and the noncontrolling interest with disclosure on the face of the consolidated income statement of net income attributable to the parent and to the noncontrolling interests, with any losses attributable to the noncontrolling interests in excess of the noncontrolling interests equity to be allocated to the noncontrolling interests.  Calculation of earnings per share amounts in the consolidated financial statements continue to be based on amounts attributable to the parent.  The adoption of the new requirements resulted in presentation differences but did not have a material effect on our consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

The Subsequent Events Topic of the FASB Accounting Standards Codification includes accounting and disclosure requirements for events that occur after the balance sheet date but before the issuance of financial statements effective for financial statements for periods ending after June 15, 2009.  The adoption of these disclosure requirements did not affect our consolidated financial statements.

NOTE 2--INTERIM ADJUSTMENTS

The financial summaries for the three months and nine months ended September 30, 2009 and September 30, 2008 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring accruals) necessary to present fairly the earnings for such periods.  Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2008.

NOTE 3--LONG-TERM DEBT

Pursuant to a December 3, 1999 loan agreement through our subsidiary, DCA of Vineland, LLC, we obtained a $700 development loan currently secured by a mortgage on our real property in Easton, Maryland.  In May, 2006, the loan was modified to extend the maturity date to May 2, 2026.  Monthly payments are approximately $2 plus interest at prime.  This loan had an outstanding principal balance of approximately $472 at September 30, 2009 and $495 at December 31, 2008.

In April, 2001, we obtained a $788 five-year mortgage through April, 2006, on our building in Valdosta, Georgia.  We refinanced this mortgage in April, 2006 with the new mortgage having an April, 2011, maturity.  Interest was at prime with a rate floor of 5.75% and a rate ceiling of 8.00% until September 15, 2008 when the rate floor was revised to 5.00% and the rate ceiling was revised to 7.50%.  As of May, 2006, payments are $6 including principal and interest, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011.  The remaining principal balance under this mortgage amounted to approximately $521 at September 30, 2009 and $555 at December 31, 2008.

The prime rate was 3.25% at September 30, 2009 and December 31, 2008.

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
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3--LONG-TERM DEBT--Continued

        The LIBOR applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan.  We have the right to convert a base rate loan to a LIBOR loan, and vice versa.  The agreement contains customary reporting and financial covenant requirements for this type of credit facility.  We are in compliance with the requirements of this credit facility at September 30, 2009 and December 31, 2008.  Outstanding borrowings under our line of credit were $8,800 at September 30, 2009 and $13,300 at December 31, 2008.  As of September 30, 2009, there were two outstanding LIBOR loans of $4,000 and $4,800, each with a one month term and an interest rate of 3.25%, which includes LIBOR at issuance plus an applicable margin of 3.0%.  The individual LIBOR loans outstanding at September 30, 2009 are renewable at the end of their respective one month terms.

Our two mortgage agreements contain certain restrictive covenants that, among other things, limit the payment of dividends, require lenders’ approval for a merger, sale of substantially all of our assets, or other business combination to which we are a party, and require maintenance of certain financial ratios.  The company was in compliance with the debt covenants at September 30, 2009 and December 31, 2008.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at September 30, 2009 or December 31, 2008, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

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

In April, 2007, the board of directors granted a five-year option to our Chief Operating Officer for 50,000 shares exercisable at $12.18 through April 15, 2012.  The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008.  The grant date fair value of $329 is being expensed over the four-year vesting period with approximately $21 and $62 expense recorded during the three months and nine months ended September 30, 2009 and for the same periods of the preceding year.

On January 10, 2008, the board of directors granted stock awards for 13,500 shares to non-executive management personnel with the awards to vest over four years in 25% equal increments commencing on January 9, 2009.  One award for 1,000 shares was cancelled due to resignation of an employee leaving awards for 12,500 shares outstanding for which 3,125 shares vested January 9, 2009.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 5--STOCK OPTIONS AND STOCK AWARDS--Continue

On February 29, 2008, the board of directors granted a five year option to our newly appointed Chief Financial Officer for 50,000 shares exercisable at $12.18 through February 28, 2013, and a five year option to a key employee for 10,000 shares, each of the options vesting in equal increments totaling 15,000 shares every 12 months commencing February 28, 2009.  The grant date fair value of approximately $199 is being expensed over the four-year vesting period with approximately $12 and $37 expense recorded during the three months and nine months ended September 30, 2009 and $12 and $29 for the same periods of the preceding year.

On February 27, 2009 we granted stock awards for 5,000 shares to our four non-employee directors.  These awards vested immediately resulting in an expense of $28 at the time of grant.

On June 11, 2009 we granted stock awards for 10,000 shares to our four non-employee directors.  The awards vest one year from the date of issuance.  The expense of $55 is being recorded over the one year period until the awards vest.

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

Pursuant to a call option which was exercised on January 11, 2007, one of our subsidiaries acquired, effective January 1, 2008, the assets of a Georgia dialysis facility that we had been managing pursuant to a management services agreement.  Effective January 1, 2008, we have an 80% interest in the facility, which is operated through our subsidiary with the former owner having a 20% interest.  The purchase price included a 20% noncontrolling interest in the acquired entity and approximately $2,541, one half of which was paid at closing with the remaining portion subject to a one year promissory note payable to the seller with interest at prime plus 1% which was paid in December, 2008.  This transaction resulted in approximately $2,311 of goodwill amortizable over 15 years for tax purposes.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 7--ACQUISITIONS--Continued

Effective March 1, 2008, we acquired the remaining 20% noncontrolling interests in DCA of Chesapeake, LLC and DCA of North Baltimore, LLC for $25.  This transaction resulted in a reduction of the existing goodwill on these subsidiaries by $159.

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

Pro forma results of operations as if the Maryland acquisition had completed as of January 1, 2008 are as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Operating revenues	$23,195	$66,993
Net income attributable to the company	$940	$2,155

Earnings per share:
Basic	$.10	$.22
Diluted	$.10	$.22

NOTE 8--EQUITY

The changes in equity for the nine months ended September 30, 2009 are summarized as follows:

	Stockholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total	Noncontrolling Interests	Total
Balance December 31, 2008	$96	$16,001	$19,167	$	---	$35,264	$5,412	$40,676
Stock related compensation expense	---	217	---		---	217	---	217
Capital contributions by non-controlling interests	---	---	---		---	---	100	100
Distributions to noncontrolling interests	---	---	---		---	----	(1,370)	(1,370)
Stock option exercises	---	20	---		---	20	---	20
Stock repurchases	---	---	---		(14)	(14)	---	(14)
Net income	---	---	1,828		---	1,828	1,129	2,957
Balance September 30, 2009	$96	$16,238	$20,995		$(14)	$37,315	$5,271	$42,586

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 9--SHARE REPURCHASE PROGRAM

On April 13, 2009, we announced that our board of directors had approved a stock repurchase program pursuant to which we are authorized to repurchase up to $3,000 of our outstanding shares.  Stock repurchases will be made from available cash in open market transactions at the prevailing market price or in privately negotiated transactions.  We may suspend or discontinue the program at any time.  Repurchases of 2,831 shares at a cost of approximately $14 were made during June, 2009.  No repurchases were made during the third quarter of 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended September 30, 2009, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, potential business combinations, and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A.  Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic and market conditions which substantially deteriorated over the last two years, a continuation in the global economic decline, business opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 20 of our Annual Report on Form 10-K for the year ended December 31, 2008.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business, as well as the trading price of our common stock, which could adversely affect your investment in our company.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.  You should read this quarterly report on Form 10-Q, with any of the exhibits attached and the documents incorporated by reference, completely and with the understanding that the company’s actual results may be materially different from what we expect.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism.  Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. We believe it is critical to achieve a Kt/V level of greater than 1.2 for as many patients as possible.  Approximately 97% of our patients had a Kt/V level greater than 1.2 for the third quarter ended September 30, 2009, compared to approximately 98% for the second quarter ended June 30, 2009.

Anemia is a shortage of oxygen-carrying red blood cells.  Because red blood cells bring oxygen to all the cells in the body, untreated anemia can cause severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems.  Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors.  Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  Approximately 79% of our patients had a hemoglobin level greater than 11 for the third quarter ended September 30, 2009, compared to approximately 81% and for the second quarter ended June 30, 2009.

Vascular access is the site on a patient’s body where blood is removed and returned during dialysis.  The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis.  Approximately 61% of our patients were dialyzed with a fistula during the third quarter ended September 30, 2009, compared to approximately 60% for the second quarter ended June 30, 2009.

Patient Treatments

The following table shows the number of in-center, home and peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, and in those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
In center	70,440	63,281	204,885	183,816
Home and peritoneal	4,219	4,202	12,204	11,775
Acute	1,326	1,442	4,313	6,585
	75,985	68,925	221,402	202,176

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities.  We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions.  We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.  We experienced approximately a 3% increase in dialysis treatments for the first nine months of 2009 at centers that were operable during the entire first nine months of the preceding year compared to a 6% increase for the first nine months of 2008.

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

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial 12 months of operation, or when they achieve consistent profitability, whichever is sooner. For the three months and nine months ended September 30, 2009, we incurred an aggregate of approximately $10 thousand and $204 thousand in pre-tax losses for start-up centers compared to $339 thousand and $577 thousand for the same period of the preceding year.

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

Reimbursement

Approximately 55% of our medical services revenues for the first nine months of 2009 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes.  Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.  The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

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

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008
Medical service revenue	$24,798	$21,586	$72,427	$62,300
Product sales	323	274	864	881
Total sales	25,121	21,860	73,291	63,181

Cost of medical services	15,315	12,805	44,839	37,825
Cost of product sales	175	158	490	493
Total cost of sales	15,490	12,963	45,329	38,318
Corporate selling, general and administrative	2,631	2,764	8,517	7,602
Facility selling, general and administrative	3,446	3,312	10,525	9,390
Total, selling, general and administrative	6,077	6,076	19,042	16,992
Stock compensation expense	70	82	217	239
Depreciation and amortization	759	709	2,241	2,050
Provision for doubtful accounts	738	500	1,952	1,579
Total operating costs and expenses	23,134	20,330	68,781	59,178

Operating income	1,987	1,530	4,510	4,003

Other income (expense), net	3	---	(22)	(28)

Income before income taxes	1,990	1,530	4,488	3,975

Income tax provision	631	511	1,531	1,196

Net income	1,359	1,019	2,957	2,779

Less: net income attributable to noncontrolling interests	419	144	1,129	792

Net income attributable to the company	$940	$875	$1,828	$1,987

Medical services revenue increased approximately $3.211 million (15%) and $10.126 million (16%) for the three months and nine months ended September 30, 2009 compared to the same periods of the preceding year.  Medical services revenue for the three months and nine months ended September 30, 2009 includes approximately $121 thousand and $124 thousand of amounts previously included in excess insurance liability that was determined to be non-refundable compared to approximately $188 thousand and $296 thousand during the same periods of the preceding year.  Dialysis treatments performed increased from 68,925 during the third quarter of 2008 to 75,985 during the third quarter of 2009, a 10% increase and from 202,176 during the first nine months of 2008 to 221,402 during the first nine months of 2009, a 10% increase.  Approximately $1.492 million and $4.168 million of the increase in medical service revenues and 5,086 and 14,472 of the increase in treatments for the three months and nine months ended September 30, 2009 compared to the same periods of the preceding year are attributable to the Maryland dialysis center we acquired December 31, 2008.

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

Operating income increased approximately $457 thousand (30%) and $506 thousand (13%) for the three months and nine months ended September 30, 2009 compared to the same periods of the preceding year.  First quarter 2009 results included our 2009 grant obligation of $265 thousand to the University of Cincinnati, College of Medicine pursuant to our three year grant agreement to support basic and clinical research and education relating to kidney disease.  Operating income was negatively impacted primarily during the first quarter of 2009 by transitional costs associated with the Maryland center we acquired December 31, 2008. Start-up costs associated with our new centers was approximately $10 thousand and $204 thousand for the three months and nine months ended September 30, 2009 compared to $339 thousand and $517 thousand for the same periods of the preceding year.  Although operations of additional centers result in additional revenues, while these centers are in the start-up stage, their operating results adversely impact our overall results of operations until they achieve a patient count sufficient to sustain profitable operations.

Cost of medical services sales as a percentage of sales amounted to 62% for the three months and nine months ended September 30, 2009 compared to 59% and 61% for the same periods of the preceding year, with the increase largely attributable to an increase in supply costs as a percentage of medical service sales that was offset somewhat by decreased payroll costs as a percentage of sales revenues for the nine months ended September 30, 2009.

Approximately 32% and 31% of our medical services revenue for the three months and nine months ended September 30, 2009 and 29% and 28% for the same periods of the preceding year derived from the administration of EPO to our dialysis patients.

Our medical products operation represents a minor portion of our operations with operating revenues of $323 thousand and $864 thousand for the three months and nine months ended September 30, 2009 and $274 thousand and $881 thousand for the same periods of the preceding year (1.3% of operating revenues for the three months and nine months ended September 30, 2009 compared to 1.3% and 1.4% for the same periods of the preceding year).  Operating income for the medical products operation was $68 thousand and $137 thousand for the three months and nine months ended September 30, 2009 compared to $36 thousand and $151 thousand for the same periods of the preceding year (3.4% and 3.0% of operating income for the three months and nine months ended September 30, 2009 compared to 2.4% and 3.8% for the same periods of the preceding year).

Cost of sales for our medical products operation amounted to 54% and 57% of sales for the three months and nine months ended September 30, 2009 compared to 58% and 56% for the same periods of the preceding year.  Cost of sales for this operation is largely related to product mix.

Selling, general and administrative expenses represent those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing. Corporate selling, general and administrative expenses decreased approximately $133 thousand (5%) from $2.764 million to $2.631 million for the three months ended September 30, 2009 and increased approximately $915 thousand (12%) from $7.602 million to $8.517 million for the nine months ended September 30, 2009 compared to the same periods of the preceding year. The decrease for the three month period is primarily due to less professional fees in 2009. The increase for the nine month period includes the $265 thousand University of Cincinnati, College of Medicine grant during the first quarter of 2009, as well as increased support activities resulting from expanded operations, ongoing investments in our infrastructure, and the cost of development activities. Facility selling, general and administrative expenses increased approximately $135 thousand (4%) from $3.312 million to $3.446 million for the three months ended September 30, 2009 and approximately $1.135 million (12%) from $9.390 million to $10.525 million for the nine months ended September 30, 2009 compared to the same periods of the preceding year. The increases include the Maryland dialysis center we acquired December 31, 2008, as well as increases for centers that either commenced operations during 2008 or were still in their startup phase during 2008. Total selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 25% and 26% for the three months and nine months ended September 30, 2009, 28% and 27% for the same periods of the preceding year.

Provision for doubtful accounts increased approximately $238 thousand for the three months ended September 30, 2009 and $372 thousand for the nine months ended September 30, 2009, compared to the same periods of the preceding year, which includes an increase in the commercial patient portion of our payor mix and an increase in Medicare bad debt recoveries for the three months and nine months ended September 30, 2009 compared to the same periods of the preceding year. The provision amounted to 3% of medical services revenue for the three months and nine months ended September 30, 2009 and 2% for the same periods of preceding year. Medicare bad debt recoveries of $509 thousand and $731 thousand were recorded during the three months and nine months ended September 30, 2009, compared to approximately $196 thousand and $357 thousand for the same periods of the preceding year. Without the effect of the Medicare bad debt recoveries, the provision for doubtful accounts would have amounted to 5% and 4% of medical services revenue for the three months and nine months ended September 30, 2009 and 3% for the same periods of the preceding year. The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings. The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix. Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

Days’ sales outstanding were 82 as of September 30, 2009, compared to 84 as of December 31, 2008.  Days’ sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix. Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Non-operating income (expense) amounted to approximately $3 thousand and $(22) thousand  for the three months and nine months ended September 30, 2009 compared to non-operating expense of $28 thousand for the nine months ended September 30, 2008 which included an increase in rental income of $5 thousand and $8 thousand, a decrease in interest income of $28 thousand and $54 thousand from lower interest rates on invested funds and lower average invested funds, a decrease in interest expense of $16 thousand and $100 thousand resulting from lower interest rates on borrowed funds and an increase of $10 thousand for the three months ended September 30, 2009 and a decrease of $47 thousand for the nine months ended September 30, 2009 in miscellaneous other income compared to the same periods of the preceding year.

Noncontrolling interests represents the proportionate equity interests of noncontrolling owners in our subsidiaries whose financial results are included in our consolidated results.

Liquidity and Capital Resources

Working capital totaled approximately $18.205 million at September 30, 2009, which reflected a decrease of $2.061 million during the nine months ended September 30, 2009.  Included in the changes in components of working capital was a decrease in cash and cash equivalents of $3.508 million, which included net cash provided by operating activities of $3.965 million; net cash used in investing activities of $1.653 million (consisting of additions to property and equipment); and net cash used in financing activities of $5.820 million (including net repayments of $4.500 million on our line of credit, other debt payments of $56 thousand, capital contributions of $100 thousand by noncontrolling interests and distributions of $1.370 million to noncontrolling interests.

Net cash provided by operating activities consists of net income before non-cash items which for the first nine months of 2009 consisted of depreciation and amortization of $2.241 million, provision for doubtful accounts of $1.952 million, and non-cash stock and stock option compensation expense of $217 thousand, as adjusted for changes in components of working capital.  Significant changes in components of working capital, in addition to the $3.508 million decrease in cash, included an increase in accounts receivable of $503 thousand, a decrease in prepaid expenses and other current assets of $645 thousand, including a reduction of approximately $689 thousand in prepaid income taxes as a result of application of tax prepayments to tax liabilities, a decrease in accounts payable of $1.327 million, a decrease in accrued expenses of $488 thousand and an increase in income taxes payable of $253 thousand after having utilized existing income tax prepayments.  The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan.  This loan had a remaining principal balance of $472 thousand at September 30, 2009 and $495 thousand at December 31, 2008.  Our mortgage on our building in Valdosta, Georgia due in April, 2011 had an outstanding principal balance of approximately $521 thousand at September 30, 2009 and $555 thousand at December 31, 2008.

Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $1.000 million to $1.500 million, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions.  Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate earnings.  We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers.  Such expansion requires capital.  We are in the process of developing two new Ohio dialysis centers.  We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association.  To assist with our future expansion we have a $25.000 million revolving line of credit with KeyBank National Association maturing November 4, 2011.  We had outstanding borrowings of $8.800 million under this credit facility as of September 30, 2009 and $13.300 million as of December 31, 2008.  No assurance can be given that we will be successful in implementing our growth strategy or that available financing will be adequate to support our expansion.

New Accounting Pronouncements

The fair value requirements for nonfinancial assets and liabilities not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis was deferred, until January 1, 2009 by the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Certificates.  Implementation of the fair value requirements for these items did not have a material impact on our financial statements.

The Business Combinations Topic of the FASB Accounting Standards Codification includes new requirements that became effective for us in 2009.  The definitions of a business and a business combination were expanded and all assets and liabilities of an acquired business (for full, partial and step acquisitions) are required to be recorded at fair values, with limited exceptions.  The effects of the new requirements will depend on the nature and significance of acquisitions subsequent to our adoption of the new requirements.

The Consolidation Topic of the FASB Account Standards Codification contains new requirements that became effective for us in 2009.  Noncontrolling interests are required to be reported in the equity section of consolidated financial statements and consolidated net income is required to include the amounts attributable to both the parent and noncontrolling interests with these amounts disclosed on the face of the consolidated income statement and any losses attributable to the noncontrolling interests in excess of noncontrolling interests in equity are required to be allocated to the noncontrolling interests.  The adoption of the new requirements resulted in presentation differences but did not have a material effect on our consolidated financial statements.

The Subsequent Events Topic of the FASB Accounting Standards Codification includes accounting and disclosure requirement for events that occur after the balance sheet date but before financial statements are issued, that became effective for us in June 2009.  These disclosure requirements did not affect our financial statements.

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

In those situations where a patient’s insurance fee schedule cannot be readily determined, which typically occurs with out of network providers, we estimate fees based on our knowledge base of historical data for patients with similar insurance plans.  Our internal controls, including an ongoing review and follow-up on estimated fees, allow us to make necessary changes to estimated fees on a timely basis.  When the actual fee schedule is determined, we adjust the amounts originally estimated, and then use the actual fees to estimate fees for similar future situations.  We record reasonable estimates of revenue based on our historical experience and identifying on a timely basis necessary changes to estimates as required by the Revenue Recognition Topic of the FASB Accounting Standards Codification.

Allowance for Doubtful Accounts:  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our patients or their insurance carriers to make required payments.  Based on historical information, we believe that our allowance is adequate.  Changes in general economic, business and market conditions could result in an impairment in the ability of our patients and the insurance companies to make their required payments, which would have an adverse effect on cash flows and our results of operations.  The allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated based on actual collection experience.  We use a combination of percentage of sales and the aging of accounts receivable to establish an allowance for losses on accounts receivable.  We adhere to the guidelines of the Contingencies Topic of the FASB Accounting Standards Codification in determining reasonable estimates of accounts for which uncollectibility is possible.

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

Long-Lived Assets:  We state our property and equipment at acquisition cost and compute depreciation for book purposes by the straight-line method over estimated useful lives of the assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable as required by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codifications.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value of the asset.  These computations are complex and subjective.

Goodwill and Intangible Asset Impairment:  In assessing the recoverability of our goodwill and other intangibles we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  This impairment test requires the determination of the fair value of the intangible asset.  If the fair value of the intangible asset is less than its carrying value, an impairment loss will be recognized in an amount equal to the difference.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  We analyze goodwill and indefinite lived intangible assets for impairment on at least an annual basis or when conditions warrant as required by the Intangible-Goodwill and Other Topic of the FASB Accounting Standards Codification.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider our exposure to market risks, principally changes in interest rates, to be significant.

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $2.851 million at September 30, 2009.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates.  There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $9.794 million at September 30, 2009.

We have exposure to both rising and falling interest rates.  Due to the global financial crisis and the correspondingly exceedingly low interest rates on invested funds, there was no substantial risk of a decrease in interest income as a result of minimal yields at September 30, 2009.  Assuming a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $23 thousand on our results of operations for the nine months ended September 30, 2009.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the third quarter ended September 30, 2009, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  These disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DIALYSIS CORPORATION OF AMERICA

By:	/s/ ANDREW JEANNERET
ANDREW JEANNERET, Vice President, Finance and Chief Financial Officer

By:	/s/ DANIEL R. OUZTS
DANIEL R. OUZTS, Vice President, Finance and Principal Accounting Officer

Dated: November 9, 2009

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