Form 10-K/A
period 2009-12-31
DIALYSIS CORP OF AMERICA
filed 2010-04-30
CIK 201653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 12, 2010, the Company had 9,610,373 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends the company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”) originally filed on March 15, 2010 (the “Original Filing”).

On April 13, 2010, the company entered into a merger agreement between and among U.S. Renal Care, Inc. (“USRC”) and its wholly owned subsidiary, Urchin Merger Sub, Inc. (“Merger Sub”) (the “Merger Agreement”) for USRC, through Merger Sub, to acquire the company.  On April 22, 2010, Merger Sub commenced a cash tender offer to purchase all outstanding company common stock at a price of $11.25 per share (the “Offer Price”), upon the terms and subject to the conditions set forth in the Merger Agreement (the “Offer”).  Following the successful completion of the Offer, and upon approval by a shareholder vote, if required, Merger Sub will be merged with and into the company (the “Merger”).

Part III of our 2009 Annual Report referred to and incorporated by reference the information for those Items from our definitive proxy statement which was anticipated to be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of our 2009 fiscal year.  In the event that the Offer and Merger are consummated, we will not be holding an annual meeting of shareholders for the election of directors, and will not be filing a definitive proxy statement regarding such meeting.  Accordingly we are providing in this Amendment No. 1 the Part III Information that otherwise would have been included in such a proxy statement.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including in Part IV, “Exhibits and Financial Statements,” only the exhibits relating to this Amendment No. 1, including currently dated certifications of the Chief Executive Officer and the Chief Financial Officer.

In order to preserve the nature and character of the disclosures in the Original Filing, except as specifically discussed in this Amendment No. 1, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the company’s subsequent filings with the SEC.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the 2009 Annual Report, and such forward-looking statements should be read in their historical context.

PART III

Item 9.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The leadership structure at the company has varied over time and has included combined roles and separation of roles, but for many years the roles of Chairman and CEO have been separate and our by-laws so provide.  The current view of the board of directors with regard to the company’s leadership structure is that it is appropriate to separate the offices of Chairman of the Board and of Chief Executive Officer.  The company’s governing documents do not mandate a particular structure.  This has allowed the board the flexibility to establish the most appropriate structure for the company at any given time.

The board is comprised of five members. Certain information regarding the members of the board as of April 28, 2010, is set forth below, including with respect to each director of the company, the name and age of the director, present position with the company or principal occupation, and employment history during the past five years. Some of the current directors may resign following the purchase of the common stock by the Purchaser pursuant to the Offer.  Each director is a U.S. citizen.

Name	Age	Current Position	Held Since

Thomas K. Langbein	64	Chairman of the Board and	1980
		Chief of Strategic Alliances
		and Investor Relations	2009

Stephen W. Everett	53	President and director	2000
		CEO	2003

Peter D. Fischbein*	70	Director	2004

Robert W. Trause*	67	Director	1998

Kenneth J. Bock **	57	Director	2009
_______________

*	Member of the Audit, Compensation and Nominating Committees

**
Chairman of the Audit Committee and a member of the Compensation and Nominating Committees; Mr. Bock is the Audit Committee financial expert.  See “Corporate Governance – Board Committees – Audit Committee” below.

Our by-laws provide that the board shall not consist of less than two nor more than six persons.  A majority of directors, although less than a quorum, or a sole remaining director, have the right to appoint candidates to fill any vacancies on the board.  An appointed director shall serve for the remainder of the term.  We meet the requirements established pursuant to the Nasdaq Marketplace Rules of the Nasdaq Stock Market, Inc. (“Nasdaq”) for a majority of the board to be comprised of independent directors through the membership of Messrs. Fischbein, Trause and Bock.  See “Corporate Governance – Independence of Directors” below.

Thomas K. Langbein, Chairman of the Board, was CEO of the company from 1980 until May 29, 2003, when that position was relinquished to Stephen W. Everett, also President of the company.  In September, 2009, Mr. Langbein was appointed to the executive position of Chief of Strategic Alliances and Investor Relations for which he is responsible for development, evaluation and negotiation of potential mergers, acquisitions and similar transactions, as well as developing and coordinating investor relations, primarily with institutional investors. Mr. Langbein was the Chairman of the Board, CEO and President of Medicore, Inc., the company’s former parent company, from 1980 until the merger of Medicore with and into DCA in September, 2005.  Mr. Langbein is President, sole shareholder and director of Todd & Company, Inc., formerly an inactive NASD member broker-dealer registered with the SEC, which firm he sold in August, 2009.

Director Qualifications:

●	Leadership experience as past and current Chairman of the Board, both of the company and its former parent, Medicore, Inc., which merged with the company in 2005; each a public company
●	Master’s Degree in Finance
●	Finance experience
●	Former President and owner of broker-dealer registered with the SEC; many years of security industry experience
●	Largest shareholder of the company

Stephen W. Everett has been affiliated with the company since 1998. He became President of the company in March, 2000, and Chief Executive Officer in May, 2003. From 1993 to 1997, Mr. Everett was a Vice President with the renal care division of Vivra, Inc., at that time the second largest provider of dialysis services in the United States, responsible for oversight, deal structuring, physician recruitment and practice management. Mr. Everett held similar responsibilities in 1998 in his affiliation with Renal Physician Partners, engaged in consulting and management in the renal healthcare field. He has over 30 years of involvement in the healthcare industry.

Director Qualifications:

●	Leadership experience as current President and Chief Executive Officer of the company
●	Industry experience with more than 30 years involvement in the healthcare industry
●	Executive management experience with major dialysis services provider
●	Experience with deal structuring, physician recruitment and practice management

Peter D. Fischbein is an attorney.  He was a director of Medicore, Inc., a position he held since 1984, until its merger with the company in September, 2005.

Director Qualifications:

●	Experienced counsel with litigation and class action knowledge
●	Outside board experience with other public companies, including Medicore, Inc. and Viragen, Inc.
●	Experience in business structuring

Robert W. Trause is a senior commercial account specialist engaged in the marketing of commercial insurance specializing in property and casualty insurance sales to mid-to-large size companies.  He has been affiliated with an insurance agency in New Jersey since 1991.

Director Qualifications:

●	Insurance industry expertise
●	Board leadership qualities with years of experience with the company
●	Marketing experience

Kenneth J. Bock since 2007 is partner and Vice Chairman of Forsyth Kownack, LLC, an investment banking firm specializing in the healthcare, energy and transportation industries.  Mr. Bock is responsible for new business development and structured finance solutions.  From 1999 to 2006, Mr. Bock was instrumental in forming and was CEO and a member of the board of directors of Munich American Capital Markets, Inc., a global capital markets and alternative risk portfolio company.  In prior years, Mr. Bock was affiliated with two major brokerage firms responsible for capital management, investment banking, fixed income trading, and sales.  Mr. Bock holds a B.S. in economics, and an MBA (concentration in finance) from New York University.

Director Qualifications:

●	Experience in investment banking with emphasis in heathcare
●	Finance experience with responsibilities in capital management and investment banking
●	New business development and structured finance solutions experience
●	Former CEO and member of board of directors of global capital markets and alternative risk portfolio company

Compensation of Directors

Our policy is not to pay additional compensation to directors who are employees of our company.  The three independent directors, Messrs. Fischbein, Trause and Bock, are not employees of the company.  Thomas K. Langbein, Chairman of the Board, became an employed executive of the company in September, 2009.  Messrs. Langbein and Everett make decisions as to compensation for the three independent board members.  The independent board members only receive compensation from the company as one of our directors.

The following table sets for the compensation paid to our directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		All Other Compensation ($)			Total ($)
(a)	(b)		(c)		(g)			(h)
Thomas K. Langbein	$147,000	(1)	$31,320	(2)		$13,068	(3)	$191,388
Peter D. Fischbein	$6,000		$15,660	(4)(5)	$	---		$21,660
Robert W. Trause	$6,000		$15,660	(4)(5)	$	---		$21,660
Kenneth J. Bock(6)	$5,000		$10,120	(5)	$	---		$15,120
Alexander Bienenstock(6)	$1,000		$5,540	(4)	$	---		$6,540

_______________
(1)
Includes: (i) $144,000 portion of annual stipend of $200,000 paid until Mr. Langbein became an executive officer (Chief of Strategic Alliances and Investor Relations) in September, 2009, at which time he began receiving compensation as an employee rather than as a nonemployee director; and (ii) $3,000 nonemployee director fees.

(2)
Includes: (i) $11,080 grant date value of a February 27, 2009 stock award of 2,000 restricted shares that vested immediately; and (ii) $20,240 grant date value of a June 11, 2009 restricted stock unit award of 4,000 restricted shares that vest one year from the date of grant.

(3)	Includes: (i) $11,490 health and dental insurance premiums; and (ii) $1,578 auto-related expenses.

(4)	Includes $5,540 grant date value of a February 27, 2009 stock award of 1,000 restricted shares that vested immediately.

(5)	Includes $10,120 grant date value of a June 11, 2009 restricted stock unit award of 2,000 restricted shares that vest one year from the date of grant.

(6)
Alexander Bienenstock retired as director (Chairman of the Audit Committee) on June 11, 2009, at which time Kenneth J. Bock was elected as a director and appointed as the Chairman of the Audit Committee.

Executive Officers

Name	Age	Position	Held Since

Thomas K. Langbein*	64	Chairman of the Board and	1980
		Chief of Strategic Alliance
		and Investor Relations	2009

Stephen W. Everett*	53	President and	2000
		CEO	2003

Andrew J. Jeanneret	45	Vice President, Finance and	2007
		Chief Financial Officer	2008

Daniel R. Ouzts	63	Vice President, Finance	2005
		Chief Accounting Officer	2009
		and Treasurer	1996

Thomas P. Carey	56	Vice President, Operations	2007
		Chief Operating Officer	2009

Joanne Zimmerman	55	Vice President, Clinical Services	2000
		and Compliance Officer	2007
_______________
*	For information concerning Messrs. Langbein and Everett, see “The Company Board of Directors” above.

Andrew J. Jeanneret joined the company in July, 2007 as Vice President of Finance, and on March 14, 2008, was promoted to Chief Financial Officer.  Mr. Jeanneret has 23 years of experience in corporate accounting and finance.  From October, 2006 he was Vice President of HealthExtras, Inc., a public company engaged in pharmacy benefit management.  For the immediately preceding nine months he was a financial accounting consultant.  From August, 2004 to January, 2006, Mr. Jeanneret was Vice President, Controller and Chief Accounting Officer for Guilford Pharmaceuticals Inc., a public specialty pharmaceutical company which merged with MGI Pharma, Inc. in October, 2005.  Mr. Jeanneret is a Certified Public Accountant.

Daniel R. Ouzts served as controller of the company from 1983 through January, 2002, and Vice President and Treasurer since 1996.  Mr. Ouzts was appointed Vice President of Finance and Chief Financial Officer in November, 2005, the latter position he relinquished in March, 2008.  He was appointed Principal Accounting Officer in December, 2009.  Mr. Ouzts served as Vice President of Finance, Treasurer and Chief Financial Officer of Medicore, Inc., the company’s former parent, until its merger with the company in September, 2005.  Mr. Ouzts is a Certified Public Accountant.

Thomas P. Carey joined the company as Vice President of Operations in April, 2007.  He was appointed Chief Operating Officer in August, 2009.  Mr. Carey has 23 years experience in the management of multi-site healthcare operations, most recently as Manager with Eden Medical Center, an affiliate of Sutter Health, from 2006 until joining the company.  From 1998 to 2006, Mr. Carey was semi-retired.

Joanne Zimmerman is a certified nephrology nurse, and since 1975, a practicing clinical RN with a focus in renal care since 1988.  Ms. Zimmerman joined the company in 1997 as Clinical Nurse Manager for one of its subsidiaries, and the following year became the Administrator of that dialysis facility.  She became Manager of Nursing Services and Compliance for the company in 1998, and was appointed as Vice President of Clinical Services in 2000.  She was appointed in 2007 as Compliance Officer for the company.

There are no family relationships among any of the officers or directors of the company.

CORPORATE GOVERNANCE

Our board of directors oversees the business and affairs of the company and monitors the performance of our management.  The board is kept apprised of corporate matters through discussions with the Chairman, other directors, executives, the Audit, Nominating and Compensation Committees, division heads and advisors including counsel, outside auditors and, as applicable, investment bankers and other consultants, as well as by reading reports, contracts, rules and other material sent to board members and by participating in board and Committee meetings.

Risk Oversight

The board of directors is responsible for overseeing the overall risk management process at the company.  Risk management is considered a strategic activity within the company and responsibility for managing risk rests with executive management while the committees of the board and the board as a whole participate in the oversight of the process.  Specifically, the board has responsibility for overseeing the strategic planning process and reviewing and monitoring management’s execution of the corporate and business plan and each board committee is responsible for oversight of specific risk areas relevant to the committee charters.

Senior management is responsible for assessing and managing the company’s various exposures to risk on a day-to-day basis.  Throughout the year, management reviews any critical issues that may arise with the board and relevant committees.  Members of executive management are also available to discuss the company’s strategy, plans, results and issues with the committees and the board, and attend such meetings from time to time to provide periodic briefings.  In addition, as noted in the Audit Committee Report, the Audit Committee regularly meets in executive session with members of management, including separate sessions with the independent registered public accounting firm and general counsel, as appropriate.

The board’s role in risk oversight of the company is consistent with the company’s leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing the company’s risk exposure, and the board and its committees providing oversight in connection with those efforts.

Director Independence

We adhere to the corporate governance requirements of the SEC and the Nasdaq Marketplace Rules which, among other things, require us to have a majority of independent directors on our board.

Under the Nasdaq Marketplace Rules, a director (in most instances this includes a director’s family members, such as spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in the director’s house) is not independent if the director:

●	is, or at any time during the past three years was, employed by the company;
●	accepted compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (with certain exceptions);
●	is a family member of an individual who during the past three years was employed by the company as an executive officer;
●
is a partner, controlling shareholder, or an executive officer of any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is greater, other than investments in the company’s securities, or payments under non-discretionary charitable contribution matching programs;

●	is employed as an executive officer of another entity where at any time during the past three years any executive officer of the company served on the Compensation Committee of the other entity; or
●
is a current partner of the company’s outside audit firm, or was an employee or partner of the company’s outside audit firm who worked on the company’s audit at any time during any of the past three years.

The Nasdaq Marketplace Rules and our director independence requirements are designed to increase the quality of board oversight and to lessen the possibility of conflicts of interest.  None of our independent directors has any material relationship with the company, and neither the Nasdaq Marketplace Rules nor management views ownership of our stock, even if a significant amount, which is not the case with our independent directors, by itself, as a bar to independence.  Each of Messrs. Peter D. Fischbein, Robert Trause and Kenneth J. Bock is “independent” under the rules, guidelines and standards of the SEC, the Nasdaq Marketplace Rules and our corporate governance policies.

Meetings During 2009

The board met five times during 2009, and, in addition, adopted resolutions by unanimous written consent on 11 separate occasions.  All directors participated at the meetings, either present in person or by telephone conference, except that one director missed one meeting.

The company’s policy is to encourage all of its board members to attend the annual meeting of shareholders.  The annual meeting of the board of directors typically follows immediately after the annual shareholders’ meeting to facilitate the board members’ attendance at both such meetings.  All of the directors attended last year’s annual shareholders’ meeting in person.

Our board and management have a commitment to sound and effective corporate governance practices.  The company has established and maintains a Compliance Program to detect and prevent violations commonly known in the healthcare industry as “fraud and abuse” laws.  It also has established a Code of Ethics and Business Conduct.  See “Code of Ethics” below.

Board Committees

The board of directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating Committee.  Their responsibilities, procedures, purposes and administration are set forth in their respective charters, each of which is available on our corporate website at www.dialysiscorporation.com under “Investor Relations.”  We will provide a copy of these charters without charge to any shareholder upon written request addressed to our corporate Secretary, Joshua M. Jaffe, Esq., Jaffe Law, LLC, 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604, or by email, jmj@lawjaffe.com.  Each committee annually reviews and assesses its charter, and recommends proposed modifications to its charter to the board of directors for approval.  Each committee has the authority to retain independent advisors and consultants, with all fees and expenses to be paid by the company.  The members of our Audit, Compensation and Nominating Committees are as follows:

Non-Employee Director	Audit	Compensation	Nominating

Kenneth J Bock	Chair	Member	Member
Robert W. Trause	Member	Member	Chair
Peter D. Fischbein	Member	Chair	Member

Compensation Committee

Our Compensation Committee has the responsibilities, among others, to:

●
annually review and approve the compensation and benefit arrangements for the CEO and senior management; the Chairman and the CEO may participate with the Compensation Committee in the review and approval of senior management compensation;

●
review and recommend to the board of directors for its adoption or amendment, the compensation and benefit plans and programs for other officers and key employees, including stock option or incentive compensation plans;

●	approve the terms and conditions of awards under such plans within the limits of each plan;
●	review and recommend to the board of directors the form and amount of director compensation;
●	approve our overall compensation strategy;
●	develop and approve the Compensation Committee Report; and
●	perform other duties assigned by the board of directors that are consistent with the Compensation Committee Charter, our by-laws, and governing law.

Typically, executive management, in particular, Stephen W. Everett, President and CEO of the company, will make compensation recommendations, as well as the form of such compensation, for consideration by the Compensation Committee with the intent of keeping our executive officers’ compensation aligned with industry standards and our compensation philosophies.

The Compensation Committee met eight times last year. All members participated at the meetings, either in person or by telephone conference.

The Committee’s report, which indicates it has reviewed and discussed the Compensation Discussion and Analysis with management, and its recommendations to the board for the Compensation Discussion and Analysis to be included in this Amendment No. 1 is set forth below under “Compensation Committee Report.”

Nominating Committee

As with the other committees, the Nominating Committee is made up of only independent directors, currently the same directors participating on the Audit and Compensation Committees.  The Nominating Committee Charter provides for the Nominating Committee to:

●	assist the board in identifying and evaluating individuals qualified for board membership;
●	recommend to the board nominees for directors for each annual meeting of shareholders; and
●	recommend directors for each committee.

The Nominating Committee has a policy to consider director candidates recommended from many sources, including, but not limited to, recommendations from shareholders, directors, whether management or non-management, executive officers, or third-party search firms.

The Nominating Committee considers diversity in identifying director nominees, primarily relating to highly qualified individuals in different industry segments.  Most of our directors have been with the company for over ten years with executive experience, from the finance, securities, healthcare and insurance industries.  In 2004, Peter D. Fischbein joined the board bringing his legal experience and expertise to the board, and last year the Nominating Committee brought in Kenneth Bock, with finance, investment banking and new business development experience, all very relevant to our board.

Our by-laws provide our shareholders with the right to nominate persons for a directorship if the shareholder provides written notice to our corporate Secretary not less than 60 nor more than 90 days prior to any meeting of shareholders at which directors are to be elected; provided, that, if less than 60 days notice of the meeting is given to shareholders, written notice of nominations of directors by shareholders shall be delivered or mailed by first class U.S. mail, postage prepaid, to our corporate Secretary not later than the close of the seventh day following the mailing date of the Notice of Annual Meeting.  Each notice must include as to each proposed nominee:

●	name, age, business address, and, if known, residence address
●	principal occupation or employment for the preceding five years
●	beneficial ownership of the company’s securities, giving the number of each class of security
●	any arrangement, affiliation, association, agreement or other relationship with any security holder, officer, director or other person affiliated with the company
●	consent to serve as a director, if elected
●	the name and address of the shareholder proposing the nominee and other shareholders believed to be supporting such nominee
●	the number of securities of each class owned by such nominating shareholder(s)

The Chairman of the annual meeting of shareholders may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and declare such to the meeting, in which case the defective nomination shall be disregarded.

Any director candidate, from whatever recommendation source, is considered and evaluated by the Nominating Committee using generally the same criteria and methods, although those criteria and methods are not standardized and may vary from time to time.  These criteria include, among others, education, experience, leadership qualities, integrity, and most importantly the ability to contribute to the board, the company and our shareholders.

The process of evaluating nominees includes, among others:

●	discussions with the recommender;
●	due diligence checks of the nominee;
●	interviews with the nominee; and
●	needs of the board.

The Nominating Committee met two times last year.  All members participated.

Audit Committee

In accordance with Nasdaq Marketplace Rules, the company has an Audit Committee consisting of three members, all of whom have the requisite sophistication and independence as defined in those rules (Nasdaq Marketplace Rules 5605(a)(2) and 5605(c)) and who meet the criteria of independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act,”) have not participated in the preparation of the company’s financial statements at any time during the past three years, and are able to read and understand fundamental financial statements, including the company’s balance sheet, income and cash flow statements.  Kenneth J. Bock, a director of the company, has extensive experience in finance and investment banking, was recently CEO of a $1 billion proprietary risk portfolio company, and holds an MBA with a concentration in finance from New York University, qualifying him to be the new Chairman of the Audit Committee and “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”). The designation of Mr. Bock as the Audit Committee financial expert does not impose upon him any duty, obligation or liability that is greater than any duty, obligation or liability imposed on any member of the Audit Committee and board of directors, nor is he deemed to be an expert for any other purpose, including without limitation, for purposes of Section 11 of the Securities Act.  See “Directors and Executive Officers” above.

The Audit Committee provides assistance to the board in fulfilling its responsibilities to shareholders and the investment community relating to accounting, reporting practices, the quality and integrity of our financial reports, our processes to manage business and financial risks, and surveillance of internal controls and accounting and auditing services.  The Audit Committee Charter specifies:

●	the scope of the Audit Committee’s responsibilities;
●	how the Audit Committee carries out those responsibilities; and
●	structure, processes and membership requirements.

The Audit Committee does not prepare financial statements or perform audits, and its members are not auditors or certifiers of the company’s financial statements.  The Audit Committee reviews the company’s financial reports and other financial information, and also reviews, among other areas, our systems of controls regarding finance and accounting that management and the board has established, our independent auditors’ qualifications and independence, the efficiency of our auditing, accounting and financial reporting processes, and our budget.  The Audit Committee has the direct responsibility for the appointment, oversight and compensation of our independent auditors.  The Audit Committee also pre-approves all audit and non-audit services provided by our independent auditors.  The Audit Committee met four times in 2009.  All members participated at the meetings, either present in person or by telephone conference.

Conflicts of Interest

Our Code of Ethics requires our officers, directors and employees to make a commitment that the best interests of our company are foremost in their minds and actions.  Accordingly, the Code of Ethics prohibits such persons from becoming involved in any conflict of interest with our company.  Similarly, the Code of Ethics cautions against misuse of corporate opportunities.  Our officers and directors owe a duty to the company and its shareholders to advance the company’s business interests, and are prohibited from using corporate information, property, or positions for personal gain or otherwise competing with the company.

To avoid any conflict or appearance of a conflict, board decisions on certain matters of corporate governance are made solely by our independent directors.  These include, among others, conflicts of interest, related party transactions, executive compensation and board nominations.

Code of Ethics

The company has a Code of Ethics and Business Conduct to continue its tradition of adhering to rigorous standards of ethics and integrity.  The Code of Ethics applies to all our employees as well as to our principal executive officers, principal financial officer, and persons performing similar functions.  See “Conflict of Interest” above.  The Code of Ethics is reviewed and updated as necessary, and was updated in September, 2007.  The policies contained in our Code of Ethics must be strictly adhered to.  Exceptions are not normally allowed.  Any executive officer or director who seeks a waiver of any provision of our Code of Ethics must apply to the board, and any such waiver would have to be detailed in a current report on Form 8-K filed with the SEC.  Our Code of Ethics is posted on our website at www.dialysiscorporation.com under the caption “Investor Relations – Corporate Governance.”  We will also provide to any person, without charge, upon request, a copy of our Code of Ethics by contacting our corporate Secretary, Joshua M. Jaffe, Esq., at Jaffe Law, LLC, 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604, telephone number (201) 288-8282 or email, jmj@lawjaffe.com.

Shareholder Communications with the Board of Directors

The board of directors has a process for security holders to send communications to it or any member of the board, which includes:

●	email to Thomas K. Langbein, the Chairman of the Board of Directors, at TLangbein@dialysiscorporation.com;
●	mail to any member of the board, c/o Dialysis Corporation of America, either at 1302 Concourse Drive, Suite 204, Linthicum, Maryland 21090, or 777 Terrace Avenue, Hasbrouck Heights, New Jersey 07604;
●	fax to Thomas K. Langbein, the Chairman of the Board of Directors, (201) 288-8208;
●	email to counsel to the company, Jaffe Law, LLC, attention Joshua M. Jaffe, Esq., who is also the Secretary to the company, at jmj@lawjaffe.com; and
●	by telephone, Thomas K. Langbein at (201) 288-8222, or Joshua M. Jaffe at (201) 288-8282.

Any such communication shall be directed to the appropriate director or directors as requested by the shareholder, unless such communication is in the nature of advertising, promotion of products or services, or potentially offensive material.  Concerns relating to accounting, internal control over financial reporting, or auditing matters will be forwarded to the Chairman of the Audit Committee, and will be handled in accordance with procedures established by the Audit Committee with respect to such matters.

The board welcomes shareholders’ views, recommendations, and input of any reasonable nature.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% shareholders to file reports with the SEC, the Nasdaq Stock Market and our company, indicating their beneficial ownership of common stock of the company and any changes in their beneficial ownership.  As a matter of practice our counsel usually assists the officers and directors in preparing and filing the beneficial ownership reports and reporting changes in beneficial ownership.  The rules of the SEC require that we disclose failed or late filings of reports of company stock ownership by our directors and executive officers.  To the best of our knowledge, and based solely on review of such forms filed with the company, all beneficial ownership reports by these reporting persons for the year 2009 were filed on a timely basis.

Item 10.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

As an outpatient kidney dialysis treatment company, our long-term success depends on our ability to provide quality patient care, and to develop and expand our dialysis facilities in existing and new geographic areas.  To achieve these goals, it is critical that we be able to attract, motivate, and retain experienced and talented individuals at all levels of our organization who are committed to the company’s core values, excellence in operations and patient care, integrity and respect for the communities in which we are located and the people with whom we interact each day.

This section of the 2009 Annual Report explains how our compensation programs are designed and operate in practice with respect to our executive officers, who are named in the compensation tables as the “Named Executive Officers.”  The Named Executive Officers are listed along with their compensation in the Summary Compensation Table below.

Compensation Philosophy and Objectives

Compensation of Named Executive Officers is determined by the Compensation Committee based primarily on motivating and appropriately awarding our executive officers as well as aligning such compensation with annual and long-term performance and interests of shareholders.  Compensation considerations include:

●	performance, individually and as a team-member;
●	roles and responsibilities;
●	overall contribution to DCA, and encouragement and recognition of career growth;
●	competitiveness with other business opportunities;
●	experience, skills and talents;
●	providing incentives that encourage retention of our executive officers;
●	improvement of the company’s performance; and
●	comparisons to benchmark companies.

We believe that our compensation philosophy furthers our company objectives and rewards our executive officers appropriately.  Compensation levels are monitored by our Compensation Committee and executive management to ensure they meet our objectives and are competitive. The committee applies these philosophies in selecting compensation elements.

In February, 2009, we entered into written employment agreements effective January 1, 2009, with four executive officers, with three-year terms through December 31, 2011.  Our President and CEO, Stephen W. Everett, has a five-year agreement ending January 2, 2011 (the “Everett Employment Agreement”).  On December 31, 2009, we entered into a five-year employment agreement with our Chairman, Thomas K. Langbein, as Chief of Strategic Alliances and Investor Relations, effective January 1, 2010 (the “Langbein Employment Agreement”).

We memorialized our executive employment arrangements based on our belief that these agreements are a means of (i) retaining effective management, (ii) limiting distractions of management, the Compensation Committee and the board of directors, and (iii) providing certain assurances for executive management.  Messrs. Langbein’s, Everett’s and Carey’s Employment Agreements were amended on April 13, 2010.  See “Analysis of Executive Compensation” below.

Management’s Role in the Compensation Process

Mr. Everett plays a role in the compensation process, the most significant aspects being:

●	recommending to the Compensation Committee base salary levels, annual bonus awards, and long-term participation levels for the Named Executive Officers and senior management;
●	outlining performance and progress in meeting company objectives; and
●	conferring, on occasion, with the Chairman of the Board with respect to salary levels and bonuses for employees, management and executives.

Mr. Everett prepares performance and compensation information for certain of the Compensation Committee meetings and attends portions of those meetings to clarify positions and answer questions relating to compensation issues.

Compensation Decisions

Compensation decisions are usually made in the first quarter of the fiscal year, at the time the financial information concerning the past fiscal year’s performance becomes available.  There are occasions when base salary considerations and cash and non-cash compensation are determined at the annual meeting of the board, which normally follows immediately after the annual shareholders’ meeting.

At the first quarter Compensation Committee meeting, the performance of the Named Executive Officers for the previous fiscal year is evaluated, and annual bonuses and equity awards are considered.  Additionally, base salaries may be established or modified for the coming year.  The Compensation Committee also reviews executive compensation and benefits for reasonableness and cost-effectiveness.  Compensation decisions are made in executive session of the Compensation Committee, without management present.

Elements of Compensation

We attempt to attract, motivate and retain experienced and talented individuals as our executive officers by offering a balanced mix of compensation that includes the following key elements:

●	annual base salary;
●	potential annual cash bonus, based on corporate and individual performance;
●	longer-term equity awards; and
●	certain other benefits (perquisites).

Cash compensation is primarily base salary.  We do not target any specific relation between an executive’s cash and non-cash compensation.  However, our executives have the potential to earn a portion of their total compensation from equity compensation.  Our only formal equity compensation program is the company’s 2009 Omnibus Incentive Plan (“2009 Incentive Plan”).  For details of the 2009 Incentive Plan, its administration, participant eligibility, the nature of the awards, and other information, reference is made to “2009 Incentive Plan” below.  Since the ultimate value of the equity awards depends to a great extent on our company’s success, these awards provide executive officers continuing incentives to increase stockholder value.  The equity grants are geared toward providing compensation if the company’s stock maintains its value, and reflects increased compensation if the company’s stock increases in value from the date of grant.  We believe this mix, including equity compensation awards, helps achieve an appropriate balance between short- and long-term performance and value objectives.  See “Bonuses” below.

Our equity compensation awards also reinforce our ability to retain executive officers, since, whether the awards are options or stock, they typically vest in equal amounts over a period of up to five years, and generally require the executive officer to then be affiliated with the company.

We have no requirement that an executive officer own any specific percentage of our common stock.

Base Salaries

We provide our Named Executive Officers with base salaries to compensate them for services during the year.  The Compensation Committee determines base salaries for each Named Executive Officer by evaluating his or her responsibilities and performances, experience, internal pay relationships, and contributions to the company’s performance.  It also considers each executive officer’s leadership, retention considerations and the competitive market for executive talent.  The Compensation Committee has done a comparison of executive salaries with peer group companies in the healthcare industry, since limiting an analysis of compensation for executives to other public dialysis companies is not realistic since those dialysis companies are significantly larger, with other areas of operations and have substantially more resources, human and financial.  The public healthcare benchmark companies include NxStage Medical, Inc., Odyssey Healthcare, Inc., LCA-Vision, Inc. and U.S. Physical Therapy, Inc.  We are not as large as these benchmark companies.  No one compensation objective, criterion or performance factor is the basis for the Compensation Committee’s evaluations.  The committee analyzes all the relevant factors and evaluates both corporate and individual performance, in addition to consideration of competitive compensation packages.  Based on the above criteria, we consider our executive officers’ base salary within reasonable and acceptable range.

Executive officers’ salaries may be adjusted upon any change in such person’s responsibilities, or other circumstances that would justify such a change.

In view of the difficult global economy, but cognizant of the growth in company operations and revenue, the executives’ establishment of strategies and formulating operating plans, and the singular 2009 Incentive Plan, with the only minimal grants being a 5,000 restricted share award in February, 2009 and a 10,000 restricted stock unit award in June, 2009 (each for directors’ compensation), the Compensation Committee applied its compensation philosophy and objectives and balanced the elements of compensation to provide limited salary increases and cash bonuses.  For 2009, the Compensation Committee set base salaries as follows: Mr. Everett, $325,000; Mr. Jeanneret, $220,000; Mr. Carey and Ms. Zimmerman, each at $180,000; and Mr. Ouzts, $170,000.

In October, 2009, a special compensation recommendation was presented by Stephen W. Everett, President and CEO, to the Compensation Committee which included:

For Thomas Carey, Vice President, Operations and recently appointed Chief Operating Officer, a 15% salary increase for a base annual salary of $207,000.  In addition to the  promotion of Mr. Carey to the title of Chief Operating Officer in August 2009, Mr. Everett considered the following factors in making his recommendation: Mr. Carey’s guidance and oversight in stabilizing middle management and reducing the rate of personnel attrition in this area; his oversight of the nearly 600 employees of the company and success in maintaining compensation levels at or below budget; and Mr. Carey’s initiative in taking control of the information technology and human resource departments and playing a critical role in the roll-out of the company’s new billing and clinical system, thereby increasing efficiencies and allowing the company to meet anticipated regulatory standards.

The other part of Mr. Everett’s October 2009 recommendation related to the development of preliminary discussions with a third party regarding a strategic transaction, which discussions had begun in September and were continuing in October.  Mr. Everett deemed it appropriate to present a request for compensatory-based and similar awards to be issued in the event of a change in control of the company, primarily in recognition of the efforts and services provided and to be provided by the prospective recipients on behalf of the company as well as what would be required in connection with effecting a possible change in control transaction.  Such requested awards included: (i) a $150,000 bonus to Mr. Carey in the event of a change in control of the company occurring prior to April, 2012 (the fifth anniversary of Mr. Carey’s hiring), provided Mr. Carey does not remain with the acquiring entity, on account of Mr. Carey’s relocation from California at the time of his hiring and his understanding that he would be with a growing stand-alone company; (ii) a grant of 15,000 shares to Mr. Carey in the event of a change in control within the next 12 months (similar grants were proposed by Mr. Everett in varying amounts for other executive management and directors, based upon anticipated efforts in evaluating, coordinating and working on a potential change in control transaction involving the company); and (iii) an initial tenure “gap” bonus of $250,000 in the event of a change in control based upon Mr. Carey having joined the company at a time when the stock market was entering a state of decline, and notwithstanding his efforts and services on behalf of the company, the potential for Mr. Carey to participate in a share appreciation of the company’s stock was minimized.

With respect to Mr. Carey, the Compensation Committee took into consideration all of the factors presented by Mr. Everett in approving the 15% salary increase, including his promotion to Chief Operating Officer of the company, reflecting Mr. Carey’s successful transition to the chief operating position and proving his ability in overseeing the global operations of the company.  Other factors considered by the committee in Mr. Carey’s salary increase included Mr. Carey’s guidance and assistance to the CEO in operational and developmental aspects of the company’s business.

Other than the proposed salary increase to Mr. Carey, the Compensation Committee did not reject, but rather deferred all other award recommendations of Mr. Everett, including a proposed $250,000 cash bonus for Andrew Jeanneret, Vice President, Finance and CFO, and an aggregate of 104,000 share awards to management, including a 30,000 share award for Mr. Everett and 15,000 share award to Mr. Jeanneret, primarily due to further need for elaboration of the timing and amounts of such award compensation and a preference to revisit compensation based awards in the event of a change in control, at such time as, if at all, more definitive information or circumstances exist with respect to a possible transaction.

The employment agreement with Thomas K. Langbein, memorializing his appointment to Chief of Strategic Alliances and Investor Relations, in addition to his continuing to serve as the Chairman of the company, established his base salary at $350,000.  This amount included the transition of his pre-existing $200,000 stipend received in connection with his Chairman position.  Mr. Langbein’s agreement had been negotiated with Mr. Everett on behalf of the company and presented to the Compensation Committee which attributed several factors in recommending its approval including: Mr. Langbein’s history, leadership and dedication to the business of the company and its growth; his extensive knowledge of the dialysis business and operations of the company; the substantial amount of time that Mr. Langbein devoted on a regular basis to the company and its development, including regular communications, meetings and deliberations with the executive management and oversight of the board of directors; his background and experience in marketing and corporate finance; and his increased involvement and anticipated increased responsibilities in connection with the development, investor relations and strategic transaction aspects of the company.

In January, 2010, in accordance with the company’s routine annual review of management compensation Mr. Everett presented recommendations for base salary increases and bonuses to executive management and to the independent board members as follows:  Thomas Langbein, $15,000 bonus; Thomas Carey, Vice President, Operations and Chief Operating Officer, $8,000 salary increase and $15,000 bonus; Andrew Jeanneret, Vice President, Finance and Chief Financial Officer, $9,000 salary increase and $15,000 bonus; Daniel R. Ouzts, Vice President, Finance, Chief Accounting Officer and Treasurer, $7,000 salary increase and $15,000 bonus; and Joanne Zimmerman, Vice President, Clinical Services and Compliance Officer, $7,000 salary increase and $15,000 bonus.  Separately, Mr. Langbein presented to the committee a recommendation for Stephen W. Everett, the company’s President and Chief Executive Officer, a salary increase of $15,000 in addition to the $10,000 contractually mandated increase, and a $25,000 bonus.  The considerations of Mr. Everett with respect to the recommendations for other executive officers and by Mr. Langbein with respect to the recommendation for Mr. Everett, were based primarily on the efforts, devotion and contributions of each of the named individuals to the company and to its performance in a difficult economic environment and during a period of building infrastructure.  In addition, recommendations were made for $5,000 bonuses to each of Messrs. Peter Fischbein, Robert Trause and Kenneth Bock, the independent board members and the members of each of the board’s Audit, Compensation and Nominating committees.  The basis for such recommendations were on account of the meeting fees authorized to the board members in June, 2009 for the ensuing twelve-month period, aggregating a maximum of $5,000 per member, having been exhausted by the early December, 2009, and said members having committed a substantial amount of time via board and committee meetings, as well as non-meeting communications, on the business of the company.

The Committee noted the company’s stagnant net earnings despite continued growth in assessing the overall performance of the company and advised management that to the extent that such earnings performance was repeated in future years the determinations of the Committee with respect to the pending recommendations should not be considered as precedent for such subsequent years.  In approving the proposals of management, the Committee evaluated the basis for management’s recommendations, noted the relative nominal percentage increases in base salary as proposed and the recognition of the compensation levels of comparative companies as well as the need for retaining qualified management, particularly those with extensive knowledge of the company and its operations.

In March, 2010, the Committee was presented with a proposal by Mr. Everett that had been developed in conjunction with Mr. Langbein, for the granting of restricted stock awards amounting to 173,700 shares to 19 people, substantially all of whom are employees of the company.  The proposed awards included an aggregate of 125,000 share awards to executive management and members of the board, other than Mr. Langbein.  The awards were recommended as compensatory-based grants of stock to the named individuals for past efforts and services provided to the company and for the services and efforts by executive management in the coordination and work involved in the strategic transaction discussions and related matters.  The Committee acknowledged the considerations of Mr. Everett (and Mr. Langbein with respect to Mr. Everett’s grant award) and made some adjustments to the grants to two members of the executive management to make the same equitable among said officers.

On April 13, 2010, the Committee was presented with proposals for cash and equity based compensation awards as follows:  (a) cash bonuses to each of Messrs. Carey, $30,000 and Jeanneret, $200,000 for extraordinary efforts in connection with the strategic transaction discussions and negotiations that had transpired on a near continuous basis from August, 2009, (b) a payment of $170,000 in consideration to Mr. Carey for his agreement to an amendment to his employment agreement expanding the non-competition restriction to two years (from the original one year) and for a 50 mile radius from all of the company’s centers (from the original 25 mile radius); (c) and the 173,700 shares of compensation based restricted stock awards, vesting in equal amounts over the next four years (April 12, 2011 to 2014), to be granted to officers, directors, key employees and several others affiliated with the company, which vesting accelerates upon a change of control, provided each such awardee is then affiliated with the company.  See Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below.

Analysis of Executive Compensation

Assessment of performance and establishing and analyzing different levels of executive compensation takes great effort and evaluation.  Management and the Compensation Committee have no formula and employ all of the criteria and compensation philosophy and objectives discussed under “Compensation Discussion and Analysis.”  Assessment of these qualitative factors necessarily involves subjective determinations.

In establishing the compensation to Mr. Everett as provided for in the Everett Employment Agreement, the Compensation Committee assessed the following factors:

●	performance of the company;
●	increase, if any, in total return to stockholders;
●	progress toward implementation of the company’s strategic business plan;
●	expertise;
●	market knowledge; and
●	decision making and other leadership capabilities.

The performance of the company is measured by, among other things, the development of the company’s business, financial performance, clinical results and operating efficiencies.

The Compensation Committee initially established Mr. Everett’s base salary at $275,000 at its commencement in 2006, to increase by no less than $10,000 per year, which increase was effected in both 2007 and 2008, with a $30,000 increase effected for 2009.

Mr. Everett’s employment agreement also provided for the grant of 40,000 shares of common stock, of which 10,000 shares vested in January, 2006, the effective date of the employment agreement.  The remaining 30,000 shares were performance based (up to 10,000 shares per year), none of which were earned.

In February, 2009, the company entered into three year employment agreements effective January 1, 2009, terminating on December 31, 2011, with its four executive officers, Messrs. Andrew J. Jeanneret, Vice President, Finance and CFO, Thomas Carey, Vice President, Operations and Chief Operating Officer, Daniel R. Ouzts, Vice President, Finance and Treasurer, and Ms. Joanne Zimmerman, Vice President, Clinical Services and Compliance Officer.  These agreements memorialized the arrangements under which these officers were employed over the years.  They each received minimal salary increases and bonuses in February, 2009, primarily based upon the growth in company revenues, their experience, skills and expertise, their loyalty, dedication to and years with the company, and the need for the company to remain competitive in the marketplace.

The executive employment agreements also provide:

●	participation in benefit plans and programs available to other senior executives;
●	reimbursement for business expenses;
●	indemnification for services to the company;
●
non-competition with the company during the term of the employment agreement and for a period of one year after termination, which includes not diverting business from or soliciting any officers, directors, employees, suppliers, physicians or others, away from or terminating their relationships with the company;

●	restrictions regarding confidential and proprietary information; and
●	severance payments (see below under “Termination Payments”).

The employment agreement with Thomas K. Langbein, Chairman of the Board and Chief of Strategic Alliances and Investor Relations, effective January 1, 2010, is for a period of five years at an initial annual base salary of $350,000, which replaces the $200,000 stipend Mr. Langbein was receiving as Chairman of the Board.  Mr. Langbein has been affiliated with the company since its inception, served as Chairman of the Board and President from 1980 until 1986, when he relinquished that position and was appointed Chief Executive Officer, which position he relinquished to Stephen W. Everett in 2003.  His employment agreement provides for a minimum annual increase of $10,000, and bonuses as may be determined by the Compensation Committee.  The agreement also provides for those executive benefits, reimbursement of expenses, indemnification, non-competition and severance provisions (see “Termination Provisions”) substantially similar to those set forth above for the other executive employment agreements.

In connection with the execution of the Merger Agreement, on April 13, 2010 the company entered into amendments to the employment agreements of Messrs. Everett, Langbein and Carey, extending the noncompetition provisions from one to two years from the Date of Termination (as such term is defined in the employment agreements) as well as extending the geographic area applicable to the noncompetition obligations from a 25 mile to a 50 mile radius from the company and its affiliates’ current and future dialysis facilities.  In addition to the foregoing changes, the amendment to Mr. Carey’s Executive Employment Agreement further provides that, in consideration for the changes to his noncompetition obligations, the company will pay $170,000 to him on the date  USRC purchases the common stock of the company and its designated directors are appointed to the company’s board.  See Explanatory Note at the beginning of this Amendment No. 1.

The Merger Agreement provides for USRC to ensure the company (as the surviving company) fulfills and honors the obligations of the company (for purposes of this discussion, includes all the company subsidiaries) for six years from the completion of the Merger, pursuant to each indemnification agreement between the company and any prior, current or other person who was an officer or director of the company prior to April 13, 2010, or becomes an officer or director on or prior to the completion of the Merger, as well as any indemnification provision set forth in the company’s articles of incorporation and by-laws, as amended and in effect on April 13, 2010.  The Merger Agreement also provides for USRC to cause the company’s articles and by-laws for the six year period to contain indemnification provisions at least as favorable as are currently contained in such organizational documents.

Bonuses

We provide our executive officers with incentives in the form of cash, equity awards to recognize and reward extraordinary efforts and achievements in positively influencing company results and enhancing shareholder value.  Such may arise based upon an executive officer’s extraordinary efforts in accomplishing expansion, facility development, acquisitions, increasing patient census, market share and similar events, or significant efforts and leadership in that officer’s segment of operations.  These situations and extent of awards are evaluated on a case by case basis.

We have one incentive plan, the 2009 Incentive Plan, the purpose of which is to advance the interests of the company and its stockholders by providing a means by which the company is able to attract, retain and reward competent, talented and experienced officers, directors, consultants, key employees, advisors, and others with an opportunity to participate in the increased value of the company which their efforts, initiative and skills helped and will help to produce.  The granting of equity awards under the 2009 Incentive Plan encourages these persons to have a proprietary interest in the company and thus provide their continued efforts and talents to the company.

Bonuses are not guaranteed.  Over the years, different groups of key employees, officers and directors received options at different times.  The option granted to Thomas P. Carey for his appointment as Vice President of Operations in April, 2007 was the first option grant since 2004.  Similar options were granted in February, 2008 to Andrew J. Jeanneret for his promotion to Chief Financial Officer.  In January, 2008, 13,500 restricted stock awards were granted to 12 key employees (1,000 shares cancelled due to a termination), 5,000 vested stock awards were granted in February, 2009, and 10,000 restricted stock units vesting on June 10, 2010 (with acceleration upon change in control) were granted in June, 2009 to the three independent directors and the Chairman of the Board.  See Item 9, “Directors, Executive Officers and Corporate Governance – Compensation of Directors” above, and Item 11, “Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” below.

An aggregate of $105,000 in cash bonuses were provided for five of our executive officers in 2008 and paid in February, 2009.  Bonuses of $5,000 each for our independent directors and $10,000 for our Chairman of the Board of directors were accrued in 2008 and paid in February, 2009.  See Summary Compensation Table below.

An aggregate of $100,000 in cash bonuses were provided for our five executive officers in 2009 and paid in February, 2010, together with bonuses of $5,000 each for our independent directors, were accrued in 2009 and paid in 2010.  See above in this “Compensation Discussion and Analysis” section under “Base Salaries” for an expanded discussion of these bonus and other compensation-based awards in 2010.

Risk Related Compensation Policies and Practices

The Compensation Committee monitors the compensation programs to assess whether those programs motivate the appropriate behavior for executive management while driving the company’s performance.  As indicated above under “Compensation Philosophy and Objectives,” we believe our compensation program promotes an appropriate level of risk-taking, which under our policies is quite low.

In brief, the Committee considers and implements its philosophy and compensation policies with the following features:

●
mix of pay – the Committee determines each element of pay individually, targeted on company and individual performance; such reflects our financial results and share price, which we believe motivates executives to consider the impact of their decisions on shareholder value;

●	compensation levels are weighted toward long-term, equity-based incentive awards with vesting schedules that materialize over a number of years;
●	incentive awards are selectively granted, are not automatic or annual; and
●
although we have no specific ownership guidelines, executives are encouraged to have an ownership interest in the company, and restricted stock awards and restricted stock units are issued from time to time as performance and bonus appropriate.

Based on the above combination of compensation features, we believe that our executives are encouraged to manage the company in a prudent manner, and that our compensation philosophy and policies are designed to mitigate risk taking and encourage our executives to act in a manner consistent with the company’s best interests.

Benefits

To attract and retain talented and experienced officers and employees, the company offers health and life insurance programs, as well as a 401(k) plan.  The only benefit programs offered to certain executive officers, either exclusively or with terms different from those offered to other employees, include the following:

●	automobile allowance;
●	premiums for medical and dental insurance in excess of normal employee paid portion of premiums; and
●	premiums for voluntary life insurance and long-term disability insurance for our President and CEO and Chief Financial Officer.

For details see the Summary Compensation Table.

The company provides no other perquisites to its executive officers.

Summary of the Terms of the 2009 Omnibus Incentive Plan

Purpose

The purpose of the 2009 Incentive Plan is to advance the interests of the company and its shareholders by enhancing the company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the company and expend maximum efforts to improve the business results and earnings of the company by providing those persons with opportunities for equity ownership and incentives and to participate in the increased value of the company, and thereby better align the interests of those persons with those of the company’s shareholders.  All of the company’s key employees, officers, directors, consultants and advisors are eligible to be granted stock options and other awards under the 2009 Incentive Plan.

Shares Available for Issuance

The number of shares of common stock reserved for distribution under the 2009 Incentive Plan are 2,746,279, which includes 746,279 shares of common stock rolled over from our now expired 1999 Incentive Plan.  Based upon restricted stock and unit awards and outstanding options, there is currently available for issuance under the 2009 Incentive Plan approximately 2,609,000 shares of common stock.

Administration

The 2009 Incentive Plan is administered by the Compensation Committee.  Subject to the terms of the Plan, the Compensation Committee may select participants to receive awards, determine the types of awards and terms and conditions of awards, and interpret the provisions and intent of the Plan.  Determinations of the Compensation Committee made under the Plan are final and binding.  Members of the Compensation Committee serve at the pleasure of the board of directors.  The Compensation Committee also may delegate its administrative duties and powers under the Plan.

Eligibility

Our officers, directors, key employees, or any consultant, agent or advisor who the Compensation Committee determines is committed to the interests of the company or its affiliated companies are eligible for awards under the 2009 Incentive Plan.

Limits on Awards

The 2009 Incentive Plan imposes annual per-participant award limits, as follows:

●
the maximum number of shares of company common stock subject to stock options or stock appreciation rights that may be granted to a participant in a 12 month period is 200,000, provided that in a grantee’s year of hire the applicable limit is 400,000 shares of common stock.

●
the maximum number of shares of company common stock that may be granted to a participant, other than pursuant to an option or stock appreciation right, is 200,000 per 12 month period, provided that in a grantee’s year of hire the applicable limit is 400,000 shares of common stock.

●	the maximum amount that may be paid as an annual incentive award or other cash award in any 12 month period to any one person is $400,000.
●
the maximum amount that may be paid as a performance award or other cash award in respect to a performance period to any one participant is $300,000 multiplied by the number of years in the performance period.

The Plan also limits the number of shares available for issuance as incentive stock options to 1,000,000 shares.

The number and kind of shares that may be issued, the number and kind of shares subject to outstanding awards, the option price or grant price applicable to outstanding awards, the annual per-participant award limits, and other value determinations are subject to adjustment by the Compensation Committee to reflect stock dividends, stock splits, reverse stock splits, and other corporate events or transactions, other than normal cash dividends.

Types of Awards

Under the Plan, the Compensation Committee may grant various types of awards.  A description of each of the types of awards is set forth below.

Stock Options

The Plan permits the Compensation Committee to grant options to purchase the company’s common stock.  Stock options can be either incentive stock options or non-qualified stock options.  The exercise price for stock options cannot be less than the fair market value of the company’s common stock on the date of grant.  Fair market value under the Plan is generally determined by the closing price of the common stock on the exchange upon which it is then trading on the date immediately preceding the date of grant.  In the case of certain 10% shareholders who receive incentive stock options, the exercise price may not be less than 110% of the fair market value of the common stock on the date of grant.  An exception to these requirements is made for substitution options.  See “Substitute Awards” below.  The exercise price may be paid with cash or its equivalent or, subject to the sole discretion of the Compensation Committee, with previously acquired shares of the company common stock, by means of a broker-assisted exercise or by other means approved by the Compensation Committee.  The expiration date for stock options cannot be later than the tenth anniversary of the date of grant (or five years from the date of grant in the case of certain 10% shareholders who receive incentive stock options).  The Compensation Committee determines at what time or times each option may be exercised.  See “Termination of Employment” below for determination of option exercises.  The exercisability of options may be accelerated by the Compensation Committee.  No options were granted in 2009.

Stock Appreciation Rights

The Compensation Committee may grant stock appreciation rights under the Plan.  The grant price of a stock appreciation right cannot be less than the fair market value of the company’s common stock on the date of grant.  Stock appreciation rights cannot be exercised later than the tenth anniversary of the date of grant.

Upon exercise of a stock appreciation right, the holder will receive shares of company common stock, or, at the discretion of the Compensation Committee, an amount in cash, or a combination of cash and shares, that are equal in value to the difference between the fair market value of the company common stock subject to the stock appreciation right, determined as described above, and the grant price.  No stock appreciation rights have ever been granted.

Restricted Stock and Restricted Stock Units

Under the Plan, the Compensation Committee may award shares of restricted stock and restricted stock units.  Restricted stock awards consist of shares of company common stock that are transferred to the participant (or may be held by the company until the lapse of restrictions) subject to restrictions that may result in forfeiture if specified conditions are not satisfied.  Restricted stock units are awards that result in a transfer of shares of company common stock, cash or a combination thereof to the participant only after specified conditions are satisfied.  A holder of restricted stock is treated as a current shareholder of the company and is entitled to dividend and voting rights, whereas a holder of restricted stock units is treated as a shareholder only to the extent that shares of company common stock are delivered in the future.  The Compensation Committee determines the restrictions and conditions applicable to each award of restricted stock or restricted stock units.

5,000 shares of restricted stock that vested immediately were granted as director compensation on February 27, 2009.  10,000 restricted stock units were granted as director compensation in June, 2009, which vest on June 10, 2010, with accelerated vesting upon change in control of the company.  See Item 9, “Directors, Executive Officers and Corporate Governance – Compensation of Directors” above.  173,700 restricted stock awards were granted on April 13, 2010 to officers, directors, key employees and several others, which vest in equal quarterly amounts on each April 12th, from 2011 through 2014, which accelerate upon a change in control of the company including the Offer as discussed above under “Explanatory Note” at the beginning of this Amendment No. 1.  See Item 11, “Security Ownership of Beneficial Owners and Management and Related Stockholder Matters” below.  These shares are being held by the Secretary of the company until the occurrence of vesting or change in control.

Performance Shares and Performance Units

The Compensation Committee may grant performance shares and performance units under the Plan.  Performance shares will have an initial value that is based on the fair market value of the company’s common stock on the date of grant.  Performance units will have an initial value that is determined by the Compensation Committee.  Generally, performance shares and performance units may be paid in the form of shares of company common stock, cash or a combination thereof, as determined by the Compensation Committee.

Performance shares and performance units will be earned only if performance goals are met over performance periods established by or under the direction of the Compensation Committee.  The performance goals may vary from participant to participant, group to group and period to period.

The Compensation Committee may grant multi-year and annual incentive awards subject to achievement of specified goals tied to business criteria (described below).  The Compensation Committee may specify the amount of the incentive award as a percentage of these business criteria, a percentage in excess of a threshold amount, or as another amount which need not bear a strictly mathematical relationship to these business criteria.  The Compensation Committee may adjust the terms of performance awards downward, either on a formula or discretionary basis.  Awards to individuals who are covered under Section 162(m) of the Code, or who the Compensation Committee designates as likely to be covered in the future, will comply with the requirement that payments to such employees qualify as performance-based compensation under Section 162(m) of the Code to the extent that the Compensation Committee so designates.  Such employees include the Chief Executive Officer and the three highest compensated executive officers (other than the Chief Financial Officer) determined at the end of each year (the “covered employees”).

Under the 2009 Incentive Plan, one or more of the following business criteria, on a consolidated basis, and/or with respect to specified subsidiaries or business units, where appropriate, are used by the Compensation Committee in establishing performance goals:

●	net earnings or net income;
●	operating earnings or income;
●	pretax earnings;
●	earnings per share;
●	share price, including growth and capitalization measures and total stockholder return;
●	earnings before interest and taxes;
●	earnings before interest, taxes, depreciation and/or amortization;
●	sales or revenue growth;
●	gross or operating margins;
●	return measures, including return on assets, capital, investment, equity, sales or revenue;
●	cash flow, including operating cash flow, free cash flow, cash flow return on equity and cash flow return on investment;
●	productivity ratios;
●	expense targets;
●	market share;
●	financial ratios as provided in credit agreements or indentures of the company and its subsidiaries;
●	debt rating targets;
●	working capital targets;
●	completion of acquisitions or divestitures of businesses, assets, companies or facilities;
●	employee retention and recruiting metrics, including turnover;
●	growth in patient census; and
●	clinical outcomes.

Business criteria may be measured on an absolute or relative basis (relative to peer companies).  If provided for specifically in the applicable award, performance goals will be adjusted to mitigate the unbudgeted impact of: (i) asset write-downs; (ii) litigation or claim judgments or settlements; (iii) the effect of changes in tax laws, accounting principles, or other laws or provisions affecting reported results; (iv) any reorganization and restructuring programs; (v) certain extraordinary nonrecurring items; (vi) acquisitions or divestitures; and (vii) foreign exchange gains and losses.

No performance shares or performance units have been granted.

Substitute Awards

If the company or a subsidiary acquires or combines with another company, the Compensation Committee may grant substitute awards in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards.  The terms and conditions of each substitute award will be determined by the Compensation Committee.  Payment under any substitute award will be made in company common stock or cash, as determined by the Compensation Committee.

Transferability and Other Terms of Awards

The Plan provides that neither incentive stock options nor, except as the Compensation Committee otherwise expressly determines, other awards may be transferred other than by will or by the laws of descent and distribution.  During a participant’s lifetime, an incentive stock option and, except as the Compensation Committee may determine, other nontransferable awards requiring exercise, may be exercised only by the recipient.

Term and Amendment of Awards or Plan

The 2009 Incentive Plan will terminate on April 8, 2019, unless terminated earlier by the board of directors or the Compensation Committee.  The Compensation Committee may at any time alter, amend, modify, suspend or terminate an outstanding award or the Plan in whole or in part.  No amendment of an outstanding award may adversely affect the rights of a participant under the award without his or her consent, unless specifically provided for in the Plan or by law.  No amendment of the Plan will be made without shareholder approval if the amendment would: (i) materially increase the benefits accruing to participants under the Plan; (ii) materially increase the number of shares of stock that may be issued under the Plan; (iii) materially modify the eligibility requirements; or (iv) otherwise require shareholder approval by applicable law.

Termination of Employment

The Compensation Committee will determine how each award will be treated following termination of the participant’s employment with or service for the company, including the extent to which unvested portions of the award will be forfeited and the extent to which options, stock appreciation rights or other awards requiring exercise will remain exercisable.

Change in Control

If a change in control occurs, awards granted under the 2009 Incentive Plan will become fully vested and no longer subject to forfeiture.  A change in control is defined in the 2009 Incentive Plan to mean: (i) any person or group of affiliated or associated persons, other than management or grantees, who have acquired beneficial ownership of 25% or more of the outstanding shares of the company, or announce an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 25% or more of our outstanding common stock, and such acquisition is completed; (ii) a reorganization of the company which means substantially all of the assets of the company are acquired by a successor entity other than the existing board of directors, or a reorganization involving the acquisition of the company by a successor entity, or the company’s merger or consolidation with a successor entity; or (iii) a board of directors change whereupon a majority of the board shall be persons other than persons (a) for whose election proxies have been solicited by the board, or (b) who are then serving as directors appointed by the board to fill vacancies caused by the death or resignation (but not by removal) or to fill newly created directorships.  Upon the occurrence of a change in control, the company or successor entity shall redeem outstanding options and stock appreciation rights based on a formula provided in the Plan; provided the grantee may choose to keep the option or stock appreciation right, which award will continue in accordance with its terms, and the grantee need not remain in the service of the company or the surviving entity.  Pursuant to the Merger Agreement, and upon consummation of the transactions contemplated therein and thereby, a change of control shall have occurred, and all awards granted under the 2009 Incentive Plan will become fully vested and no longer subject to forfeiture.

The company entered into a Merger Agreement with USRC and Merger Sub which provides for Merger Sub to proceed with a cash tender offer for all the common stock of the company at $11.25 per share, and subsequently to merge into the company, which will accordingly become a wholly-owned subsidiary of USRC.  The Offer and Merger are subject to customary covenants and closing conditions.  We currently expect the Offer and Merger to be completed before the end of the second quarter.  Consequently, upon completion of the Offer, at which time USRC and its Merger Sub will be acquiring in excess of 50% of the company’s common stock, there will be a change in control of the company.  See Explanatory Note at the beginning of this Amendment No. 1.

Tax Implications of Executive Compensation

Section 162(m) of the Code places a limit of $1 million in compensation per year on the amount the company may deduct with respect to each of its Named Executive Officers listed in the Summary Compensation Table below.  This limitation does not apply to compensation which qualifies as “performance-based compensation” as defined in the tax laws if the programs are approved by shareholders, as is the case with respect to the 2009 Incentive Plan, and which meets other requirements.  While none of our Named Executive Officers had compensation in excess of $1 million, our policy is to qualify our incentive compensation programs for full corporate deductibility to the extent feasible and consistent with our overall compensation goals.  The Compensation Committee may recommend, and the board may approve for payment, compensation payments that are not fully deductible if, in their judgment, such compensation is necessary to achieve the company’s compensation objectives as discussed herein, and to protect shareholder interests.

COMPENSATION COMMITTEE REPORT

The Compensation Committee (“we” or the “Committee”) has reviewed and discussed with management the Compensation Discussion and Analysis found in this Amendment No. 1 to the company’s 2009 Annual Report.  On the basis of that review and discussion, we recommended to the board of directors that the Compensation Discussion and Analysis be included in the company’s 2009 Annual Report pursuant to Item 407(e)(5)(i)(B) of Regulation S-K of the federal securities laws.

Submitted by the Compensation Committee of the company’s board of directors.

Peter D. Fischbein, Chairman
Robert W. Trause
Kenneth Bock

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material” or to be filed with the SEC or subject to the liabilities of Section 18 of the Exchange Act.  Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act, or the Exchange Act, that might incorporate future filings, including this Amendment No. 1, in whole or in part, the Compensation Committee Report shall not be incorporated by reference into any such filings, except to the extent the company specifically incorporates it by reference in such filing.

Termination Payments

The company has no formal severance agreements, except for certain termination payments under its employment agreements with executive officers which include:

●	upon the death or disability, termination by the company without cause, or by the executive officer for good reason, the company shall pay (if death, to any designated beneficiary in equal increments over 12 months from termination, except under the Everett and Langbein Employment Agreements a lump sum) including:
	(i)	any portion of base salary and bonus, if any, due and payable to the date of termination;
	(ii)	one year’s base salary as of the date of termination;
	(iii)	any reimbursable expenses incurred to the date of termination;
	(iv)	non-forfeitable benefits; and
	(v)	any vested restricted stock grants not yet issued.
●	With respect to disability (defined as the officer’s inability to perform his or her duties and responsibilities for a period of no less than 13 consecutive weeks for the Everett and Langbein Employment Agreements, and eight consecutive weeks for the other executive officers, as a result of physical or mental illness or injury), the company’s obligation for payments as detailed above is reduced by any disability payments and benefits received and to be received by the officer pursuant to such disability.
●	With respect to termination for cause, the company’s only obligation shall be a payment for any unpaid base salary and bonus, if any, to the date of termination;
●	With respect to change in control:
	▪	payment as described in subparagraphs (i) to (v) above, except with respect to subparagraph (ii), the base salary (at the time of termination) payment shall be two years under the Everett and Langbein Employment Agreements, and one year for the other executive officers;
	▪	payment only on condition that either the executive officer chooses not to continue in any capacity or affiliation with the acquiring or surviving company (including other parties affiliated or associated with the acquiring or surviving company), or the acquiring or surviving party does not wish to continue any affiliation or association with the executive officer; and
	▪	accelerated vesting of any equity awards then owned and not vested.

The company considers these termination payments to be reasonable and appropriate, and as to accelerated vesting, such is a customary component of termination in equity award provisions.

A change in control of our company also provides acceleration in any other outstanding non-vested equity awards.

Management believes termination and change in control protection is beneficial by allowing management to focus on the company’s business without distractions that could result from a change in control, as well as maximizing shareholder value by encouraging management to objectively evaluate any proposed transaction to ensure it is in the best interests of shareholders.

Termination Payment Table

The following table describes potential payments or expenses to be incurred upon termination for the Named Executive Officers under each of the various separation situations.  The table assumes that the termination occurred on December 31, 2009 and is based on current salaries and expenses.

	Termination by Executive with Good Reason or by Company w/o Cause			Change in Control			Death of the Executive			Disability of the Executive

Thomas K. Langbein
Base Salary		$356,318	(1)		$712,636	(2)		$356,318	(1)		$296,318	(3)
Other Consideration	$	---		$	---		$	---		$	---
Restricted Stock or Options	$	---			$45,000	(5)	$	---		$	---
Benefits and Perquisites		$16,818	(4)		$16,818	(4)	$	---			$16,818	(4)

Stephen W. Everett
Base Salary		$365,282	(1)		$730,564	(2)		$365,282	(1)		$305,282	(3)
Other Consideration	$	---		$	---		$	---		$	---
Restricted Stock or Options	$	---			$337,500	(5)	$	---		$	---
Benefits and perquisites (4)		$20,559	(4)		$20,559	(4)	$	---			$20,559	(4)

Andrew J. Jeanneret
Base Salary		$240,850	(1)		$240,850	(1)		$240,850	(1)		$180,850	(3)
Other Consideration	$	---			$200,000	(6)	$	---		$	---
Restricted Stock or Options	$	---			$168,750	(5)	$	---		$	---
Benefits and perquisites (4)		$20,559	(4)		$20,559	(4)	$	---			$20,559	(4)

Thomas P. Carey
Base Salary		$219,471	(1)		$219,471	(1)		$219,471	(1)		$189,471	(3)
Other Consideration	$	---			$200,000	(6)	$	---		$	---
Restricted Stock or Options	$	---			$247,500	(5)	$	---		$	---
Benefits and perquisites(4)		$8,409	(4)		$8,409	(4)	$	---			$8,409	(4)

Joanne Zimmerman
Base Salary		$190,594	(1)		$190,594	(1)		$190,594	(1)		$160,594	(3)
Other Consideration	$	---		$	---		$	---		$	---
Restricted Stock or Options	$	---			$168,750	(5)	$	---		$	---
Benefits and perquisites(4)		$7,760	(4)		$7,760	(4)	$	---			$7,760	(4)

Daniel R. Ouzts
Base Salary		$190,594	(1)		$177,000	(1)		$177,000	(1)		$147,000	(3)
Other Consideration	$	---		$	---		$	---		$	---
Restricted Stock or Options	$	---			$168,750	(5)	$	---		$	---
Benefits and perquisites(4)		$20,559	(4)		$20,559	(4)	$	---			$20,559	(4)
_______________

(1)	One year’s base salary.
(2)	Two years’ base salary.
(3)
The company’s disability payment obligation is one year’s base salary less any payments received by the individual from insurance coverage pursuant to such disability.  The above table assumes disability benefit payments of $5,000 monthly for one year under insurance policies covering Thomas K. Langbein, Stephen W. Everett and Andrew J. Jeanneret and disability payments of $5,000 monthly for six months under short term disability policies for the other Named Executive Officers.

(4)	Premiums payable on insurance plans covering the Named Executive Officers of the company.
(5)
Grants of restricted stock units and restricted shares under the 2009 Incentive Plan that will vest upon a Change in Control (see “Summary of the 2009 Omnibus Incentive Plan – Termination – Change in Control” above) and will receive and have been valued using the consideration of $11.25 set forth in the Merger Agreement.  The grant of restricted stock units representing 4,000 shares of common stock to Mr. Langbein was made on June 11, 2009 and are otherwise due to vest on June 10, 2010.  The grants of restricted shares were as follows: Stephen W. Everett 30,000; Thomas P. Carey 22,000; Andrew J. Jeanneret 15,000; Joanne Zimmerman 15,000; Daniel R. Ouzts 15,000.  Does not include valuation of 50,000 outstanding company stock options for Andrew Jeanneret and 50,000 outstanding company stock options for Thomas P. Carey (all of which would otherwise vest upon a Change in Control) because the $12.18 per share exercise price of such options exceed the $11.25 per share consideration under the Merger Agreement.

(6)	Cash consideration consisting of (i) a cash bonus for Andrew J. Jeanneret of $200,000, and (ii) a cash bonus of $30,000 and non-competition covenant payment of $170,000 each for Thomas P. Carey.

Potential Payments upon Termination In Connection with a Change in Control and Pursuant to the Merger Agreement

The following table sets forth the approximate payments that would be owed to the Named Executive Officers upon termination in connection with a change in control (as defined in the employment agreements) and/or pursuant to the Merger Agreement, assuming that the Offer and Merger are completed at the Offer Price of $11.25 per share of common stock.  See Explanatory Note at the beginning of this Amendment No. 1.

Name	Benefit Type	Payment upon Termination in Connection with a Change in Control and/or Pursuant to the Merger Agreement
Thomas K. Langbein	Severance (1)	$729,454
	Bonus (2)	0
	Value of Equity Award Acceleration (3)	$45,000
	Total Value:	$774,454

Stephen W. Everett	Severance (1)	$751,123
	Bonus (2)	0
	Value of Equity Award Acceleration (3)	$337,500
	Total Value:	$1,088,623

Thomas P. Carey	Severance (1)	$227,880
	Bonus (2)	$30,000
	Value of Equity Award Acceleration (3)	$247,500
	Non-Compete Payment (4)	$170,000
	Total Value:	$675,380

Andrew Jeanneret	Severance (1)	$261,409
	Bonus (2)	$200,000
	Value of Equity Award Acceleration (3)	$168,750
	Total Value:	$630,159

Joanne Zimmerman	Severance (1)	$198,354
	Bonus (2)	0
	Value of Equity Award Acceleration (3)	$168,750
	Total Value:	$367,104

Daniel R. Ouzts	Severance (1)	$197,559
	Bonus (2)	0
	Value of Equity Award Acceleration (3)	$168,750
	Total Value:	$366,309
_______________

(1)
Represents cash payments to which the applicable Named Executive Officer is entitled pursuant to his/her employment agreement representing amounts attributable to base salary and benefits, as outlined and described above.

(2)	Represents cash payments to which the applicable Named Executive Officer is entitled upon a change in control.
(3)
Represents the value of equity awards that would accelerate upon the expiration of the Offer. The value of the acceleration of such awards was calculated based on the Offer Price multiplied by the number of unvested equity awards that would be accelerated under the terms of the Named Executive Officer’s respective restricted stock unit award or restricted stock award. Assumes that no additional equity awards were granted between the expiration of the Offer and the termination of employment so that all equity awards would have fully vested prior to any termination of employment.

(4)	Assuming the Merger is consummated, Mr. Carey will receive a payment of $170,000 for agreeing to amend his employment agreement, as described above under “Analysis of Executive Compensation.”

For the obligation of USRC to maintain the indemnification obligation of the company for its officers and directors for six years from completion of the Merger, see Item 10, “Executive Compensation – Compensation Discussion and Analysis – Analysis of Executive Compensation.”

Summary Compensation Table

The table below shows the information relating to compensation the company paid or awarded in fiscal 2009 to its Chief Executive Officer, Chief Financial Officer, Chairman and Chief of Strategic Alliances and Investor Relations, and its three other most highly compensated executive officers (the “Named Executive Officers”).

Name and Principal Position	Year	Salary($)		Bonus($)			Stock Awards($)			Option Awards($)			All Other Compensation($)			Total
(a)	(b)	(c)		(d)			(e)			(f)			(i)			(j)
Stephen W. Everett,	2009		$325,000		$25,000	(1)	$	---		$	---			$28,506	(4)		$378,506
President and CEO	2008		$294,500		$50,000	(2)	$	---		$	---			$29,689	(5)		$374,189
	2007		$286,565	$	---		$	---		$	---			$23,999	(6)		$310,564

Thomas K. Langbein	2009		$56,000		$15,000	(1)		$31,320	(7)	$	---			$166,489	(8)		$268,809
Chairman of the Board and	2008	$	---	$	---		$	---		$	---		$	---		$	---
Chief of Strategic Alliances	2007	$	---	$	---		$	---		$	---		$	---		$	---
and Investor Relations(3)

Andrew J. Jeanneret,	2009		$220,000		$15,000	(1)	$	---		$	---			$18,130	(9)		$253,130
Vice President, Finance	2008		$202,955		$15,000	(2)	$	---			$166,000	(10)		$22,167	(11)		$406,122
and Chief Financial	2007		$76,285	$	---		$	---		$	---			$3,887	(12)		$80,172
Officer

Thomas P. Carey,	2009		$183,000		$15,000	(1)	$	---		$	---			$10,537	(13)		$208,537
Vice President,	2008		$159,577		$15,000	(2)	$	---		$	---			$11,647	(14)		$186,424
Operations, COO	2007		$107,631	$	---		$	---			$329,000	(15)		$8,930	(16)		$445,561

Daniel R. Ouzts,	2009		$170,000		$15,000	(1)	$	---	(17)	$	---			$7,386	(18)		$192,386
Vice President, Finance,	2008		$159,576		$10,000	(2)	$	---	(17)	$	---			$1,794	(19)		$171,370
Treasurer, and Principal	2007		$148,461		$0		$	---	(17)	$	---			$1,794	(19)		$150,255
Accounting Officer

Joanne Zimmerman,	2009		$180,000		$15,000	(1)	$	---	(17)	$	---			$11,310	(20)		$206,310
Vice President, Clinical	2008		$159,577		$15,000	(2)	$	---	(17)	$	---			$20,491	(21)		$195,168
Services and Compliance	2007		$150,035	$	---		$	---	(17)	$	---			$17,257	(22)		$167,292
Officer
_______________
(1)	Accrued in 2009 and paid in 2010.
(2)	Accrued in 2008 and paid in 2009.
(3)
Became an executive employee in September, 2009.  Above represents total compensation during 2009 as Chairman of the Board ($191,388) (see Item 9, “Directors, Executive Officers and Corporate Governance – Compensation of Directors” above) and after becoming an employee.

(4)	Automobile expenses ($13,076) and medical, dental, life and long-term disability premiums ($15,430).
(5)	Automobile expenses ($11,442) and medical, dental, life and long-term disability premiums ($18,247).
(6)	Automobile expenses ($8,858) and medical, dental, life and long-term disability premiums ($15,141).
(7)
Includes (i) $11,080 grant date fair value of a February 27, 2009 stock award of 2,000 restricted shares that vested immediately, and (ii) $20,240 grant date fair value of a June 11, 2009 restricted stock unit award of 4,000 restricted shares that vest one year from the date of grant (see Item 9, “Directors, Executive Officers and Corporate Governance – Compensation of Directors” above).

(8)
Includes medical and dental insurance premiums ($3,421) and an expense allowance ($3,000) after becoming an employee in September 2009, as well as $160,068 director compensation from January 1, 2009 until becoming an employee in September 2009.  Director compensation included (i) $147,000 reflecting the pro rated portion of the annual $200,000 stipend and $3,000 of non-employee director fees, (ii) $11,490 health and dental insurance premiums, and (iii) $1,578 auto-related expenses.

(9)	Automobile expenses ($5,547) and medical, dental, life and long-term disability premiums ($12,673).
(10)	Grant date fair value of a 50,000 share option granted February 29, 2008, exercisable at $12.18 per share and which vests in equal annual increments of 12,500 shares on February 27th of 2009 to 2012.
(11)	Automobile expenses ($6,605) and medical, dental, life and long-term disability premiums ($15,562).

(12)	Automobile expenses ($1,776) and medical, dental, and life insurance premiums ($2,111).
(13)	Automobile expenses ($5,644) and medical and dental insurance premiums ($4,893).
(14)	Automobile expenses ($5,969) and medical and dental insurance premiums ($5,678).
(15)	Grant date fair value of a 50,000 share option granted April 16, 2007, exercisable at $12.18 per share and which vests in equal annual increments of 12,500 shares on April 15th of 2008 to 2011.
(16)	Automobile expenses ($3,654), moving expenses ($2,761) and medical and dental insurance premiums ($2,515).
(17)
No amounts are reflected for stock awards granted June 27, 2006 that vested in equal annual increments on December 31st of 2006 to 2009, and for which 8,000 restricted share awards for each of Mr. Ouzts and Ms. Zimmerman each had a grant date fair value of $88,640.

(18)	Medical, dental and life insurance premiums.
(19)	Life insurance premiums.
(20)	Automobile expenses ($6,418) and medical and dental insurance premiums ($4,892).
(21)	Automobile expenses ($6,001) and medical and dental insurance premiums ($14,490).
(22)	Automobile expenses ($5,355) and medical and dental insurance premiums ($11,902).

Grants of Plan-Based Awards – 2009

The following Grants of Plan-Based Awards – 2009 shows each Named Executive Officer’s annual and long-term incentive award opportunities granted for the fiscal year ended December 31, 2009.

		Estimated Future Payouts Under Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of Stock		Grant Date Fair Value of Stock and
Name	Grant Date	Threshold (#)	Target (#)		Maximum (#)		or Units (#)		Option Awards
(a)	(b)	(f)	(g)		(h)		(i)		(l)
Thomas K. Langbein	2/27/2009	---	---		---		2,000	(3)	$11,080
Chairman of the Board and	6/11/2009	---	4,000	(2)	4,000	(2)	---		$20,240
Chief of Strategic Alliances
and Investor Relations(1)
_______________
(1)	Assumed position of Chief of Strategic Alliances and Investor Relations in September, 2009 in addition to continuing as Chairman of the Board.
(2)	Restricted stock units vesting June 10, 2010, one year from date of grant (has acceleration rights on change in control).
(3)	Share grants vested immediately.

Option Exercises and Stock Vested in 2009

The following table provides information concerning stock options exercised by and restricted stock vested for each Named Executive Officer during 2009.

	Option Awards			Stock Awards
Name (a)	Number of Shares Acquired on Exercise(#) (b)	Value realized on Exercise ($) (c)		Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)

Thomas K. Langbein	---	$	---	2,000	(1)		$11,080

Stephen W. Everett	---	$	---	---		$	---

Andrew J. Jeanneret	---	$	---	---		$	---

Thomas P. Carey	---	$	---	---		$	---

Daniel R. Ouzts	---	$	---	2,000	(2)		$14,360

Joanne Zimmerman	---	$	---	2,000	(2)		$14,360
_______________
(1)	February 27, 2009 director stock grants. Shares vested immediately.
(2)	8,000 shares of common stock granted on June 4, 2006 to each grantee, which vested in equal increments of 2,000 shares each December 31st from 2006 through 2009.

Outstanding Equity Awards at Fiscal Year End - 2009

The following table sets forth the summary information regarding the outstanding equity awards made to our Named Executive Officers at December 31, 2009.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)		(f)	(g)		(h)

Thomas K. Langbein	---		---		---	$	---	---	4,000	(1)	$28,720

Stephen W. Everett	---		---		---	$	---	---	---		---

Daniel R. Ouzts	---		---		---	$	---	---	---		---

Andrew J Jeanneret	25,000	(2)	25,000	(2)	---		$12.18	2/29/13	---		---

Thomas P. Carey	37,500	(3)	12,500	(3)	---		$12.18	4/15/12	---		---

Joanne Zimmerman	---		---		---	$	---	---	---		---

_______________

(1)	Restricted stock units that vest one year from June 11, 2009 date of issuance.
(2)
An option exercisable at $12.18 per share to acquire an aggregate of 50,000 shares of company common stock which vests in equal increments of 12,500 shares on each February 28th 2009 through 2012.  The Offer under the Merger Agreement is at $11.25 per share.

(3)
An option exercisable at $12.18 per share to acquire an aggregate of 50,000 shares of company common stock which vests in equal increments of 12,500 shares on each April 15th 2008 through 2011.  The Offer under the Merger Agreement is at $11.25 per share.

Stock option and stock award agreements typically provide for acceleration of vesting in any change in control of our company.  Also, any awardee must be affiliated with the company at dates of vesting.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 13, 2010, the record date, with respect to the ownership of the common stock of the company by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our Named Executive Officers (see Item 10, “Executive Compensation – Compensation Discussion and Analysis – Summary Compensation Table” above), and (iv) our directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership
Name	Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Shares Owned (%) (2)

Thomas K. Langbein (3)	1,449,211	(4)	15.1
Stephen W. Everett (5)	366,229	(6)	3.8
Andrew J. Jeanneret (5)	26,500	(7)	**
Thomas P. Carey (5)	42,500	(8)	**
Daniel R. Ouzts (9)	143,913	(10)	1.5
Joanne Zimmerman (11)	14,700	(12)	**
Peter D. Fischbein (3)*	163,871	(13)	1.7
Robert W. Trause (3)*	27,917	(14)	**
Kenneth J. Bock(3)*	2,000	(15)	**
All directors and executive officers as a group (9 persons)	2,236,841	(16)	23.1
_______________

*	Member of the Audit, Nominating and Compensation Committees
**	Less than 1%
(1)
A person is deemed to be the beneficial owner of securities that can be acquired by that person within 60 days from the above date that information concerning common stock ownership is provided, including, but not limited to, the exercise of options.

(2)
Based on 9,610,373 shares of common stock outstanding at April 13, 2010.  Does not include 173,700 shares of non-vested restricted common stock to be but not yet issued under stock awards to 19 individuals, including officers and directors of the company, which stock vests in equal quarterly amounts on each August 12th from 2011 to 2014, with vesting accelerating upon a change in control of the company, including the Offer as discussed above in the Explanatory Note at the beginning of this Amendment No. 1 (“Restricted Stock Award”).  The awardee must be affiliated with the company at the time of vesting.  Each beneficial owner’s percentage ownership is determined by assuming any options held by such person (but not options held by any other person) and which are exercisable within 60 days of April 13, 2010, have been exercised and are outstanding only as to that person.  See note (1) above.

(3)	The address of such person is c/o Dialysis Corporation of America, 777 Terrace Avenue, Hasbrouck Heights, NJ 07604.
(4)
Includes 4,000 restricted stock units vesting on June 10, 2010; vesting accelerates upon change in control of the company, which includes the Offer as described above in the Explanatory Note at the beginning of this Amendment No. 1.  Mr. Langbein must be affiliated with the company at the time of vesting.  All of Mr. Langbein’s shares are subject to a Tender and Voting Agreement under which Mr. Langbein has agreed to tender all his shares in accordance with the terms of the Offer and provide USRC and Merger Sub a proxy to vote his shares, primarily for the transactions contemplated in the Merger Agreement and against the approval or adoption of any Alternative Transaction.

(5)	The address of such person is c/o Dialysis Corporation of America, 1302 Concourse Drive, Suite 204, Linthicum, MD 21090.
(6)
Includes 136,116 shares of common stock held by his wife.  Does not include 30,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  Mr. Everett must be affiliated with the company at the time of vesting.  All of Mr. Everett’s shares are subject to a Tender and Voting Agreement.  See note (4) above.

(7)
Includes: (i) 1,500 shares of common stock of the company held in his IRA account; and (ii) 25,000 shares of common stock of the company obtainable upon exercise of an option for an aggregate of 50,000 shares of common stock, at $12.18 per share through February 28, 2013.  Does not include: (i) the balance of the option for 25,000 shares of common stock, which option vests in equal increments of 12,500 shares on February 28, 2011 and 2012; Mr. Jeanneret must be affiliated with the company at the time of vesting; and (ii) 15,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  All of Mr. Jeanneret’s shares are subject to a Tender and Voting Agreement.  See note (4) above.

(8)
Includes 37,500 shares of common stock of the company obtainable upon exercise of an option for an aggregate of 50,000 shares of common stock, at $12.18 per share through April 15, 2012.  Does not include: (i) the balance of the option for 12,500 shares of common stock which vests on April 15, 2011; Mr. Carey must be affiliated with the company at the time of vesting; and (ii) 22,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  All of Mr. Carey’s shares are subject to a Tender and Voting Agreement.  See note (4) above.

(9)	The address of such person is c/o Dialysis Corporation of America, 2337 West 76th Street, Hialeah, FL 33016.
(10)
Does not include 15,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  Mr. Ouzts must be affiliated with the Company at the time of vesting.  All of Mr. Ouzts’ shares are subject to a Tender and Voting Agreement.  See note (4) above.

(11)	The address of such person is c/o Dialysis Corporation of America, 214 Senate Avenue, Suite 300, Camp Hill, PA 17011.
(12)
Does not include 15,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  All of Ms. Zimmerman’ shares are subject to a Tender and Voting Agreement.  See note (4) above.

(13)
Includes: (i) 93,565 shares held by Mr. Fischbein individually; (ii) 63,308 shares held jointly with his wife; (iii) 4,998 shares held in trust for the benefit of his majority-age daughter for which Mr. Fischbein serves as sole trustee; and (iv) 2,000 restricted stock units vesting on June 10, 2010; vesting accelerates upon a change in control of the company including the Offer as discussed above in the Explanatory Note at the beginning of this Amendment No. 1.  Mr. Fischbein must be affiliated with the company at the time of vesting.  Does not include: (a) 112,586 (1.2%) shares of common stock held by his wife, who is economically independent and maintains a separate brokerage account with respect to these shares; (b) 68,000 shares held in trust for the benefit of Mr. & Mrs. Fischbein’s minority age son, with Mr. Fischbein’s wife serving as the sole trustee (Mr. Fischbein has no voting or dispositive power with respect to the common stock referred to in parts (a) and (b) above, and, accordingly, Mr. Fischbein disclaims beneficial interest in those shares of common stock); and (c) 12,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  All of Mr. Fischbein’s shares are subject to a Tender and Voting Agreement.  See note (4) above.

(14)
Includes 2,000 restricted stock units vesting on June 10, 2010; vesting accelerates upon a change in control of the company including this Offer as discussed above in the Explanatory Note at the beginning of this Amendment No. 1.  Mr. Trause must be affiliated with the Company at the time of vesting.  Does not include 12,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  All of Mr. Trause’s shares are subject to a Tender and Voting Agreement.  See note (4) above.

(15)
Represents 2,000 restricted stock units vesting on June 10, 2010; vesting accelerates upon a change in control of the company including this Offer as discussed above in the Explanatory Note at the beginning of this Amendment No. 1.  Mr. Bock must be affiliated with the company at the time of vesting.  Does not include 4,000 shares of non-vested common stock to be issued pursuant to a Restricted Stock Award.  See note (2) above.  All of Mr. Bock’s shares are subject to a Tender and Voting Agreement.  See note (4) above.

(16)
Includes: (i) two incentive options, each for 50,000 shares of common stock, one of which is vested and exercisable for 37,500 shares of common stock through April 15, 2012, and the other is vested and exercisable for 25,000 shares of common stock through February 28, 2013, each exercisable at $12.18 per share, see notes (7) and (8) above; and (ii) 10,000 restricted stock units vesting on June 10, 2010.  See notes (4) and (13) through (15) above.  Does not include (i) the non-vested portion of the two incentive options for an aggregate of 37,500 shares of common stock (see notes (7) and (8) above), and (ii) an aggregate of 125,000 shares of non-vested common stock to be issued pursuant to Restricted Stock Awards (see notes (4), (6) through (8), (10), (12) and (13) through (15) above).

Under the Merger Agreement, the officers and directors entered into a Tender and Voting Agreement (see notes (4), (6) through (8), (10) and (12) through (14) above) which provided USRC and Merger Sub a proxy to vote their shares primarily for the Merger and the transactions with respect to the Offer.  Accordingly, USRC may be deemed to have beneficial ownership of the officers and directors shares, which USRC has reported on its Schedule 13D filing with the SEC and the company to be 2,226,841 shares, or 23% of the outstanding shares; and 2,399,341 shares, or 24.4% of the outstanding shares assuming all non-vested shares and options vested, including the Restricted Stock Awards.  For the discussion of a change in control of the company relating to the Merger Agreement, reference is made to the Explanatory Note at the beginning of this Amendment No. 1.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information with respect to equity compensation plans approved by shareholders in effect at December 31, 2009. Options and stock awards are only granted under the Dialysis Corporation of America 2009 Omnibus Incentive Plan, referred to as the 2009 Incentive Plan, which has been approved by shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:	40,000(1)	$12.18	2,601,508(2)
Equity compensation plans not approved by security holders:(3)	N/A	N/A
_______________

(1)
Includes only vested portion of outstanding options at December 31, 2009 as follows: (i) 25,000 option shares under a five year option for a total of  50,000 shares exercisable through April 15, 2012 at $12.18 per share, vesting in equal increments of 12,500 shares each April 15, 2008 through 2011 (an additional 12,500 option shares subsequently vested on April 15, 2010); and (ii) an aggregate of 15,000 option shares under two separate five year options for an aggregate of 60,000 shares, exercisable through February 28, 2013 at $12.18 per share, vesting in the aggregate in equal increments of 15,000 shares each February 28, 2009 through February 28, 2012 (as of April 15, 2010, an additional 25,000 option shares subsequently vested and 2,500 option shares of the 15,000 option shares that had vested as of December 31, 2009 expired); does not include (a) an aggregate of 62,500 non-vested option shares as of December 31, 2009 (as of April 15, 2010, an aggregate of 25,000 option shares of those non-vested option shares at December 31, 2009 subsequently vested); and (b) 7,500 non-vested option shares cancelled in January, 2010, based upon the resignation of a key employee.  The options provide for adjustments under limited circumstances, and have termination and acceleration provisions.

(2)
Reflects: (i) 2,000,000 shares reserved under the 2009 Incentive Plan; and (ii) 746,279 shares carried forward into the 2009 Incentive Plan from the 1999 Incentive Plan which expired in April, 2009, less (a) 110,000 shares for three outstanding options (40,000 shares vested (as of April 15, 2010, 62,000 option shares vested), 70,000 shares non-vested (as of April 15, 2010, 37,500 shares non-vested), of which 7,500 non-vested option shares were cancelled in January, 2010 and 2,500 option shares expired due to the resignation of the option holder); (b) 18,750 options exercised in June, 2009 (of which 9,854 shares used to exercise the options were reinstated to the 2009 Incentive Plan); (c) 19,375 non-vested stock awards; and (d) 6,500 vested stock awards.

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

Restricted Stock Awards were granted on April 13, 2010 for 173,500 shares of non-vested common stock to be issued to 19 individuals, including 125,000 Restricted Stock Awards to officers and directors of the company (see note (2) to the security beneficial ownership table above), as follows:

Name	Date of Transaction	Nature of Transaction	Number of Shares	Price/Share

Stephen W. Everett	4/13/2010	*	30,000	$0.00
Thomas Carey	4/13/2010	*	22,000	$0.00
Andrew Jeanneret	4/13/2010	*	15,000	$0.00
Daniel R. Ouzts	4/13/2010	*	15,000	$0.00
Joanne Zimmerman	4/13/2010	*	15,000	$0.00
Peter D. Fischbein	4/13/2010	*	12,000	$0.00
Robert Trause	4/13/2010	*	12,000	$0.00
Kenneth Bock	4/13/2010	*	4,000	$0.00

*              Received grant of Restricted Stock Award on April 13, 2010.  The shares are being issued and are scheduled to vest annually in equal quarterly amounts on each April 12th from 2011 to 2014, but will vest in full on an accelerated basis upon a change in control as defined in the company’s 2009 Incentive Plan. The purchase of the company’s common stock pursuant to the Offer, and the subsequent Merger of Merger Sub with and into the company will constitute a change in control pursuant to the applicable provisions of the 2009 Incentive Plan.  Accordingly, the awardees will receive the Offer Price for all the shares listed in the table.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Review and Approval of Transactions with Related Parties

The independent directors, in particular, the Audit Committee, have written policies and procedures for review, approval and monitoring of transactions involving the company and any “related persons” (executive officers, directors, their immediate family members, or shareholders who own 5% or more of our common stock) that meet the minimum threshold required by the SEC for disclosure, to wit, $120,000.

Policy

Approval of a related party transaction is obtained only if the transaction is in the best interest of the company.  In reviewing any such related party transaction, the committee will consider all relevant factors, including, as applicable:

●	the basis and rationale for considering and entering into the transaction;
●	alternatives to the related party transaction;
●
whether the transaction is on terms at least as favorable as would be obtained from unaffiliated third parties; if an employment relationship is involved, then whether any such arrangement is available to employees generally;

●	the potential for the transaction to lead to an actual or apparent conflict of interest, and whether there are any safeguards that could be imposed to prevent any conflict of interest;
●	the overall fairness of the transaction to all parties concerned, including our shareholders; and
●	related party transactions are strictly construed and would have to significantly further the interest of and be a benefit to the company and its shareholders.

The Audit Committee periodically monitors any related party transaction to ensure that there are no new circumstances that would lend themselves to amending or terminating the transaction.

Procedures

●	disclosure of any potential related party transaction to the Audit Committee (the source could be the related party, any member of the Board, or any executive officer);
●
if any member of the Audit Committee appears to have a conflict or is otherwise involved in the transaction, such member would be recused from any deliberations and decisions relating to the transaction; and

●	related party transactions should be approved in advance; but if not practicable, must be ratified as promptly as possible.

Related Party Transactions in 2009 to Date

During fiscal 2009, there were no material transactions between the Company and related parties.  There are limited lease arrangements between certain of our medical directors or their associates and certain of our subsidiaries for leasing those subsidiaries’ dialysis facilities.  Our medical directors are independent contractors and not employees.  These leasing arrangements are reported in Item 2, “Properties” in the 2009 Annual Report.

Current related party transactions since December 31, 2009 relate to the Merger Agreement and Offer (see Explanatory Note at the beginning of this Amendment No. 1) and include:

●
amendment to the employment agreement of Thomas Carey, Vice President of Operations and Chief Operating Officer, to provide for increased noncompetition provisions and a $170,000 payment therefore at such time USRC purchases the common stock of the company and its designated directors are appointed to the board; see Item 9, “Directors, Executive Officers and Corporate Governance – Corporate Governance – Analysis of Executive Compensation” above; and

●
termination payments to officers and directors upon a change in control as defined in their employment agreements; see Item 10, “Executive Compensation” subtitles “Termination Payments” and “Potential Payments upon Termination In Compensation with a Change in Control and Pursuant to the Merger Agreement” above.

For information relating to the board, independence of directors, and board committees, their charters and responsibilities, reference is made to Item 9, “Directors, Executive Officers and Corporate Governance – Corporate Governance.”

Item 13.  Principal Accountant Fees and Services

Our Audit Committee has re-appointed the accounting firm of MSPC Certified Public Accountants and Advisors, P.C., hereinafter referred to as MSPC, to audit and report on our financial statements for the year ended December 31, 2010.

MSPC performed the audit of our annual financial statements for the past seven years, and reviewed the financial statements included in our quarterly reports on Form 10-Q for the last six years.  MSPC will continue the reviews of our quarterly reports on Form 10-Q for 2010, MSPC’s retention for the audit and quarterly report review is subject to completion of the transactions contemplated in the Offer and Merger Agreement and the subsequent Merger of the Merger Sub into the company resulting in the company becoming a private, non-reporting company under the Exchange Act.

Although shareholder ratification of the appointment of our independent auditors is not required by law, since the Audit Committee has sole authority to hire and dismiss the independent auditors, as a matter of good corporate governance, we had always obtained the input of our shareholders to ratify the appointment of MSPC as the company’s independent auditors.  This year we are not soliciting proxies and accordingly, the independent auditors have been appointed without shareholder ratification.  The Audit Committee in its discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in our best interests and those of our shareholders.  The Audit Committee annually reviews the performance of our independent registered public accounting firm and the fees charged for their services.  Based upon the Audit Committee’s analysis of this information, the Audit Committee will determine which registered independent public accounting firm to engage to perform our annual audit each year.  MSPC provides our Audit Committee with a letter as to any matters which may affect their independence, of which there are no independence issues to date.

Fees Paid to Independent Auditors

The following table sets forth fees billed to us by MSPC, our registered independent public accounting firm, for professional services rendered to the company during the fiscal years ended December 31, 2009 and December 31, 2008.

Year Ended December 31	2009		2008
	Fees	%	Fees	%
Audit fees (1)	$130,500	70.7	$121,000	48.6
Audit-Related fees (2)	9,000	4.9	74,500	29.9
Tax fees (3)	45,000	24.4	51,025	20.5
All other fees	0	---	2,250	1.0
Total	$184,500	100.0	$248,775	100.0
_____________

(1)
For professional services in connection with the review and audit of the company’s annual financial statements for the years ended December 31, 2009 and 2008; and the review of the company’s interim financial statements included in the quarterly reports on Form 10-Q during the years ended December 31, 2009 and 2008.

(2)
Audit-related fees were for professional services rendered in connection with employee benefit plan audits for 2009 ($9,000) and 2008 ($7,500), and due diligence services related to accounting and tax matters in connection with potential business combinations, including, among others, review of financial statements, financial data and records and discussions with other auditors and accounting personnel, which was $0 for 2009 and $67,000 for 2008.

(3)	For tax related services, none of which impaired the auditors’ independence.

Pre-Approval Policy

Our Audit Committee has established pre-approval policies and procedures, pursuant to which it approves all audit and permissible non-audit services provided by our independent auditors.  We have not obtained any non-permissible non-audit services from our independent auditors.  The Audit Committee’s pre-approval policies provide for each audit and permitted non-audit service to be reviewed for a determination of approval by the Audit Committee, including the fees charged for such services.  Each of the four categories of professional services to be rendered by our independent auditors, (i) audit, (ii) audit-related, (iii) tax, and (iv) other matters, has an individual and an aggregate cap for each project.  Anything in excess of the individual project or aggregate fee requires specific pre-approval of the Audit Committee.  Requests for specific services to be provided by our independent auditors are submitted to our Chief Financial Officer, and must include a detailed description of the services to be rendered.  Our Chief Financial Officer and our independent auditors provide the Audit Committee with a report as to the scope and applicability of the proposed services with further communications between and among the auditors, the Chief Financial Officer, and the Audit Committee, as necessary for further clarification and evaluation.  The Audit Committee will make the determination that any requested audit and/or non-audit services, (a) are necessary and within the scope of the company’s operations and reporting responsibilities, and (b) will not, in its opinion and evaluation, impair the auditor’s independence, nor be considered a prohibited non-audit service consistent with the SEC’s rules relating to these issues.  The Audit Committee considered the tax and other non-audit services for the company by MSPC and has determined those services are compatible with MSPC maintaining its independence as the company’s registered independent auditors.  The Audit Committee either provides a report or such is included in its minutes of deliberations of its approval or disapproval of requested audit and non-audit services to management and the board for implementation.  The Audit Committee monitors the performance of all services provided by the independent auditors and determines whether such services are in compliance with its approval policies.  The Audit Committee reports to management on a periodic basis on the results of its monitoring, and recommends appropriate action.

PART IV

Item 14.  Exhibits and Financial Statement Schedules

The following documents are being filed as part of this Amendment No. 1.

(b)	Exhibits +

	10	Material Contracts

10.33
Agreement and Plan of Merger By and Among U.S. Renal Care, Inc., Urchin Merger Sub, Inc., and the Company dated April 13, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K dated April 19, 2010 (“April 2010 Form 8-K”), Item 9.01(2)A)).

10.34
Form of Tender Offer and Voting Agreement By and Among U.S. Renal Care, Inc., Urchin Merger Sub, Inc., the Company and certain shareholders of the Company dated April 13, 2010 (incorporated by reference to the Company’s April 2010 Form 8-K, Item 9.01(2)(B)).

	10.35	First Amendment to the Employment Agreement between the Company and Stephen W. Everett dated April 13, 2010 (incorporated by reference to the Company’s April 2010 Form 8-K, Item 9.01(10)(K)).*

	10.36	First Amendment to the Employment Agreement between the Company and Thomas K. Langbein dated April 13, 2010 (incorporated by reference to the Company’s April 2010 Form 8-K, Item 9.01(10)(L)).*

	10.37	First Amendment to the Employment Agreement between the Company and Thomas P. Carey dated April 13, 2010 (incorporated by reference to the Company’s April 2010 Form 8-K, Item 9.01(10)(J)).*

	31	Rule 13a-14(a)/15d-14(a) Certifications.

	31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	32	Section 1350 Certifications

	32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350(3).

_________________________

	+	Documents incorporated by reference not included in Exhibit Volume.

	*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIALYSIS CORPORATION OF AMERICA

By:	/s/ STEPHEN W. EVERETT
Stephen W. Everett
President and Chief Executive Officer

April 30, 2010

Exhibit Index

DIALYSIS CORPORATION OF AMERICA
Amendment No. 1 to Annual Report on Form 10-K
for the Fiscal Year Ended December 31, 2009

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350