Form 10-Q
period 2010-03-31
DIALYSIS CORP OF AMERICA
filed 2010-05-10
CIK 201653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10--Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐  No ☒

Common Stock Outstanding

Common Stock, $.01 par value: 9,610,373 shares as of May 10, 2010.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

INDEX

PART I  --  FINANCIAL INFORMATION

The Consolidated Financial Statements (Unaudited) for the three months ended March 31, 2010 and March 31, 2009, include the accounts of the Registrant and its subsidiaries.

Item 1.	Financial Statements		1

	1)	Consolidated Statements of Income for the three months ended March 31, 2010 and March 31, 2009 (Unaudited).	1

	2)	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009.	2

	3)	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009 (Unaudited).	3

	4)	Notes to Consolidated Financial Statements as of March 31, 2010 (Unaudited).	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		24

Item 4.	Controls and Procedures		24

PART II -- OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.		26

Item 6.	Exhibits		26

i

PART I  --  FINANCIAL INFORMATION

Item 1.  Financial Statements

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Operating revenues:
Sales:
Medical services revenue	$23,640	$23,168
Product sales	298	289
Total sales revenues	23,938	23,457

Operating costs and expenses:
Cost of sales revenues:
Cost of medical services	14,987	14,431
Cost of product sales	149	160
Total cost of sales revenues	15,136	14,591
Selling, general and administrative expenses:
Corporate	3,119	2,862
Facility	3,905	3,729
Total	7,024	6,591
Stock compensation expense	43	85
Depreciation and amortization	852	726
Provision for doubtful accounts	628	671
	23,683	22,664

Operating income	255	793

Other income (expense), net	26	(14)

Income before income taxes	281	779

Income tax provision	52	242

Net income	229	537

Less: net income attributable to noncontrolling interests	346	357

Net (loss) income attributable to the company	$(117)	$180

(Loss) earnings per share:
Basic	$(.01)	$.02
Diluted	$(.01)	$.02

Weighted average shares outstanding:
Basic	9,609,698	9,590,778
Diluted	9,609,698	9,612,637

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009(A)
ASSETS
Current assets:
Cash and cash equivalents	$2,962	$3,236
Accounts receivable, less allowance of $2,378 at March 31, 2010; $3,046 at December 31, 2009	21,310	21,297
Inventories, less allowance for obsolescence of $15 at March 31, 2010 and December 31, 2009	2,967	2,985
Deferred income tax asset	1,428	1,428
Prepaid expenses and other current assets	3,112	2,292
Total current assets	31,779	31,238

Property and equipment:
Land	1,333	1,333
Buildings and improvements	5,898	5,899
Machinery and equipment	17,348	16,732
Leasehold improvements	11,982	11,403
	36,561	35,367
Less accumulated depreciation and amortization	16,831	16,284
	19,730	19,083

Goodwill	16,492	16,492
Other assets	796	824
Total other assets	17,288	17,316
	$68,797	$67,637

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,572	$6,854
Accrued expenses	6,235	6,403
Income taxes payable	43	25
Current portion of long-term debt	73	76
Total current liabilities	14,923	13,358

Long-term debt, less current portion	8,183	8,199
Deferred income tax liability	1,812	1,824
Total liabilities	24,918	23,381

Commitments and Contingencies

Equity:
Common stock, $.01 par value, authorized 20,000,000 shares: 9,610,373 shares issued, and outstanding at March 31, 2010 9,600,385 shares issued and outstanding at December 31, 2009	96	96
Additional paid-in capital	16,341	16,298
Retained earnings	21,917	22,034
Total company stockholders’ equity	38,354	38,428
Noncontrolling interests	5,525	5,828
Total equity	43,879	44,256
	$68,797	$67,637

(A) Reference is made to the company’s Annual Report on Form 10-K and amended Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission in March, 2010 and April, 2010, respectively.

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$229	$537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	852	727
Bad debt expense	628	671
Deferred income tax provision	(12)	---
Stock related compensation expense	43	85
Increase (decrease) relating to operating activities from:
Accounts receivable	(641)	(26)
Inventories	18	219
Prepaid expenses and other current assets	(820)	221
Accounts payable	1,718	(1,096)
Accrued expenses	(168)	(237)
Income taxes payable	18	(25)
Net cash provided by operating activities	1,865	1,076

Investing activities:
Additions to property and equipment, net of minor disposals	(1,471)	(622)
Net cash used in investing activities	(1,471)	(622)

Financing activities:
Line of credit repayments	---	(3,000)
Payments on other long-term debt	(19)	(19)
Capital contributions by noncontrolling interests	100	---
Distributions to noncontrolling interests	(749)	(598)
Net cash used in financing activities	(668)	(3,617)

Decrease in cash and cash equivalents	(274)	(3,163)

Cash and cash equivalents at beginning of period	3,236	6,543

Cash and cash equivalents at end of period	$2,962	$3,380

Supplemental disclosure of cash flow information:

Interest paid	$85	$130
Income taxes paid	325	112

See notes to consolidated financial statements.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

We are primarily engaged in kidney dialysis operations which include outpatient hemodialysis services, home dialysis services, inpatient dialysis services and ancillary services associated with dialysis treatments.  We own 36 operating dialysis centers located in Georgia, Maryland, New Jersey, Ohio, Pennsylvania, South Carolina and Virginia.  We have one Ohio dialysis facility under development and have agreements to provide inpatient dialysis treatments to 11 hospitals.  Our medical products operation is not a significant component of our operations. Medical products operating revenues were $298 during the first quarter of 2010 and $289 for the same period of the preceding year (1.2%, of operating revenues for each period) and operating income of $62 during the first quarter of 2010 and $53 for the same period of the preceding year (24.3% and 6.7%, respectively of operating income).

Medical Services Revenue

Our medical services revenues by payor are as follows:

	Three Months Ended March 31,
	2010	2009
Medicare	47%	47%
Medicaid and comparable programs	8	8
Hospital inpatient dialysis services	3	3
Commercial insurers and other private payors(1)	42	42
	100%	100%

(1)	Private payors represent an insubstantial amount (less than 1%) of revenues.

Our sources of medical services revenue are as follows:

	Three Months Ended March 31,
	2010		2009
Outpatient hemodialysis services	$11,975	51%	$12,123	52%
Home and peritoneal dialysis services	1,007	4	959	4
Inpatient hemodialysis services	570	2	614	3
Ancillary services	10,088	43	9,472	41
	$23,640	100%	$23,168	100%

Consolidation

The consolidated financial statements include the accounts of Dialysis Corporation of America and its subsidiaries, collectively referred to as the “company.”  All material intercompany accounts and transactions have been eliminated in consolidation.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

In February, 2010, we received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General (“OIG”), requesting documents relating to our utilization of EPO for the period from January 1, 2002 to the present.  We are cooperating with the government, have provided the requested documents, and have made a presentation and explanation of the issues.  We have been advised this is a civil inquiry.  We are unable at this time to determine when and to what extent this investigation may be resolved.  See Item 1A, “Risk Factors,” to our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).

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
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Credit Risk

Our primary concentration of credit risk is with accounts receivable, which consist of amounts owed by governmental agencies, insurance companies and private patients.  Receivables from Medicare and Medicaid comprised 46% of receivables at March 31, 2010 and 52% at December 31, 2009.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market value and consist of supplies used in dialysis treatments and the finished goods inventory of our medical products division.

Accrued Expenses

Accrued expenses are comprised as follows:

	March 31,	December 31,
	2010	2009
Accrued compensation	$1,849	$1,648
Duplicate insurance payments	590	758
Excess insurance payments	2,812	2,972
Other	984	1,025
	$6,235	$6,403

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

Approximately $3 for the three months ended March 31, 2009 of medical services revenue was recorded in medical services revenue representing amounts included in excess insurance payments that we determined were nonrefundable based upon our quarterly analysis with no such amount recorded during the three months ended March 31, 2010.  These amounts were primarily related to earned revenues greater than the estimated fees recognized as medical services revenue from payors to whom we were not contracted.

We have a self-insured medical and dental insurance plan administered by a third party administrator pursuant to which we are responsible for claims and administrative fees for which the obligation payable was approximately $348 at March 31, 2010 and $365 at December 31, 2009, included in other accrued expenses above.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Vendor Concentration

There is only one supplier of erythropoietin (“EPO”) in the United States.  This supplier and another manufacturer received U.S. Food and Drug Administration approval for alternative products available for dialysis patients, which are indicated to be effective for a longer period than EPO.  The alternative drugs also could be administered by the patient’s physician.  Accordingly, the use of these drugs could reduce our revenues from our current treatment of anemia, thereby adversely impacting our revenues and profitability.  There are no other suppliers of any similar drugs available to dialysis treatment providers.  Revenues from the administration of EPO, which amounted to approximately $7,207 for the first quarter of 2010 and $6,872 for the same period of the preceding year, comprised 30% and 29%, respectively of medical services revenues for these periods.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed for book purposes by the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years for buildings and improvements; 3 to 10 years for machinery, computer and office equipment, and furniture; and 5 to 10 years for leasehold improvements based on the shorter of the minimum lease term or estimated useful life of the property.  Replacements and betterments that extend the lives of assets are capitalized.  Maintenance and repairs are expensed as incurred.  Upon the sale or retirement of assets, the related cost and accumulated depreciation are removed and any gain or loss is recognized.

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

Deferred Expenses

Deferred expenses, except for deferred loan costs, are amortized on the straight-line method over their estimated benefit period with deferred loan costs amortized over the lives of the respective loans.  Deferred expenses of approximately $540 at March 31, 2010 and $564 at December 31, 2009, consist primarily of non-competition agreements on acquisitions, and are included in other assets.  Amortization expense was approximately $25 for the three months ended March 31, 2010 and for the same period of the preceding year.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Stock-Based Compensation

We measure compensation cost for stock award compensation arrangements based on grant date fair value to be expensed ratably over the requisite vesting period as required by the Stock Compensation Topic of the FASB Accounting Standards Codification.  Stock compensation expense was approximately $19 for the three months ended March 31, 2010, and $52 for the same period of the preceding year, respectively, with related income tax benefits of $8 for shares vesting during the three months ended March 31, 2010, and $19 for the same period of the preceding year.

During April, 2007, the company issued a 50,000 share incentive stock option with a total grant date fair value of $329.  This option is being expensed over the four-year vesting period for which the expense amounted to approximately $21 for three months ended March 31, 2010, and for the same period of the preceding year.  The fair value of this option was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.61%; no dividend yield; volatility factor of the expected market price of our common stock of 0.666 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.

During February, 2008, the company issued two incentive stock options for a total of 60,000 shares, with the 7,500 share unvested portion of the 10,000 share option cancelled upon resignation of the employee and the 2,500 share vested portion of the option having expired in April, 2010, leaving the remaining 50,000 share option with a grant date fair value of $166.  This option is being expensed over the four-year vesting period for which the expense amounted to approximately $10 for the three months ended March 31, 2010, and for the same period of the preceding year.  Expense of approximately $7 was reversed during the three months ended March 31, 2010 for unvested options of the employee who resigned.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.73%; no dividend yield; volatility factor of the expected market price of our common stock of 0.626 based on historical volatility for a period coinciding with the expected option life; and an expected life of four years.  As these are incentive stock options, the related expense is not deductible for tax purposes.

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
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

(Loss) earnings Per Share

Diluted earnings per share gives effect to potential common shares that were dilutive and outstanding during the period, such as stock options and warrants, calculated using the treasury stock method and average market price.

	Three Months Ended
	March 31,
	2010	2009
	(shares in thousands)

Net (loss) income attributable to the company	$(117)	$180

Weighted average shares outstanding	9,610	9,591

Weighted average shares outstanding	9,610	9,591
Shares issuable for employee stock awards	---	16
Weighted average shares diluted computation	9610	9,607
Effect of dilutive stock options	---	6
Weighted average shares, as adjusted diluted computation	9,610	9,613

(Loss) earnings per share:
Basic	$(.01)	$.02
Diluted	$(.01)	$.02

Other Income (Expense)

Non-operating:

Other non-operating income (expense) is comprised as follows:

	Three Months Ended
	March 31,
	2010	2009
Rental income	$110	$103
Interest income	2	17
Interest expense	(88)	(134)
Other	2	---
Other income (expense), net	$26	$(14)

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

New Pronouncements

In January, 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and timing of the transfers.  Additionally, the guidance requires a roll forward of purchase, sale, issuance and settlement activities for the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this new guidance is not expected to have a material impact on our financial statements.

In February, 2010, the FASB issued guidance to amend the disclosure requirements regarding subsequent events which removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  Adoption of this new guidance, which became effective immediately upon issuance, results in presentation differences but will not otherwise affect our financial statements.

NOTE 2--INTERIM ADJUSTMENTS

The financial statements for the three months ended March 31, 2010 and March 31, 2009 are unaudited and include, in the opinion of management of the company, all adjustments (consisting of normal recurring activity) necessary to present fairly the earnings for such periods.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010.

While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the company’s audited financial statements for the year ended December 31, 2009.

NOTE 3--LONG-TERM DEBT

Pursuant to a December 3, 1999 loan agreement through our subsidiary, DCA of Vineland, LLC, we obtained a $700 development loan currently secured by a mortgage on our real property in Easton, Maryland.  In May, 2006, the loan was modified to extend the maturity date to May 2, 2026.  Monthly payments are approximately $2 plus interest at prime.  This loan had an outstanding principal balance of approximately $458 at March 31, 2010 and $465 at December 31, 2009.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 3--LONG-TERM DEBT--Continued

In April, 2001, we obtained a $788 five-year mortgage through April, 2006, on our building in Valdosta, Georgia.  We refinanced this mortgage in April, 2006 with the new mortgage having an April, 2011, maturity.  Interest was at prime with a rate floor of 5.75% and a rate ceiling of 8.00% until September 15, 2008 when the rate floor was revised to 5.00% and the rate ceiling was revised to 7.50%.  As of May, 2006, payments are $6 including principal and interest, with a final payment consisting of a balloon payment and any unpaid interest due April, 2011.  The remaining principal balance under this mortgage amounted to approximately $498 at March 31, 2010 and $510 at December 31, 2009.

The prime rate was 3.25% at March 31, 2010 and December 31, 2009.

On October 24, 2005, we entered into a revolving line of credit with a maturity date, as amended, of November 4, 2011 and total availability of $25,000.  Each of our wholly-owned subsidiaries has guaranteed this credit facility, as will future wholly-owned subsidiaries.  Further, the obligation under the revolving line of credit is secured by our pledge of our ownership in our subsidiaries.  The credit facility, which has provisions for both base rate and LIBOR loans, is intended to provide funds for the development and acquisition of new dialysis facilities, to meet general working capital requirements, and for other general corporate purposes.  Up to $3,000 has been allocated for the repurchase of company stock under the stock repurchase program management established in April, 2009, provided the company continues to be in compliance with the financial covenants of the credit facility after giving effect to such stock repurchases.  Borrowings under the revolving line of credit accrue interest at the base rate for base rate loans and at LIBOR for LIBOR loans, plus the applicable margin, as those terms are defined in the agreement.  The LIBOR applicable to a LIBOR loan is determined by the interest period selected by the company for that particular loan, which represents the duration of the loan.  We have the right to convert a base rate loan to a LIBOR loan, and vice versa.  The agreement contains customary reporting and financial covenant requirements for this type of credit facility.  We were in compliance with the requirements of this credit facility at March 31, 2010 and December 31, 2009.  Outstanding borrowings under our line of credit were $7,300 at March 31, 2010 and at December 31, 2009, consisting of two LIBOR loans with one month terms.  The interest rate on the LIBOR loans was 3.25%, which includes LIBOR at issuance plus an applicable margin of 3.00%.  The individual LIBOR loans outstanding at March 31, 2010 are renewable at the end of their respective one month terms.

Our two mortgage agreements contain certain restrictive covenants that, among other things, limit the payment of dividends, require lenders’ approval for a merger, sale of substantially all of our assets, or other business combination to which we are a party, and require maintenance of certain financial ratios.  The company was in compliance with the debt covenants at March 31, 2010 and December 31, 2009.

NOTE 4--INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

No valuation allowance was recorded for deferred tax assets at March 31, 2010 or December 31, 2009, due to the company’s anticipated prospects for future taxable income in an amount sufficient to realize the deferred tax assets.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 5--STOCK OPTIONS AND STOCK AWARDS

In June, 2004, the board of directors granted 160,000 stock options to officers, directors and a key employee exercisable at $4.02 per share through June 6, 2009.  The four remaining grants for 18,750 shares were exercised during June, 2009, with one 5,000 share grant exercised for approximately $20 cash proceeds and three grants for a total of 13,750 shares exercised through a cashless exercise with approximately $55 exercise price satisfied through payment of 9,854 shares resulting in an additional 3,896 shares outstanding after the exercise.

On June 27, 2006, we granted stock awards of 64,000 shares to officers and key employees with the awards vesting in equal yearly increments over four years commencing December 31, 2006.  Of these stock awards, 36,000 shares were cancelled, 8,500 shares vested at the end of 2006, 6,500 shares vested at the end of each of 2007, 2008 and 2009.  Expense related to these stock awards was approximately $18 for the three months ended March 31, 2009 with no such expense during the same period of the current year since the shares are fully vested.

In April, 2007, the board of directors granted a five-year option to our Vice President of Operations for 50,000 shares exercisable at $12.18 through April 15, 2012.  The option vests in equal increments of 12,500 shares every 12 months commencing April 15, 2008.  The grant date fair value of $329 is being expensed over the four-year vesting period with approximately $21 expense recorded during the three months ended March 31, 2010 and for the same period of the preceding year.

On January 10, 2008, the board of directors granted stock awards for 13,500 shares to non-executive management personnel with the awards to vest over four years in 25% equal increments commencing on January 9, 2009.  One award for 1,000 shares was cancelled due to termination of an employee leaving awards for 12,500 shares outstanding for which approximately $6 stock compensation expense was recorded during the three months ended March 31, 2010 and for the same period of the preceding year.

On February 29, 2008, the board of directors granted a five year option to our Chief Financial Officer for 50,000 shares exercisable at $12.18 through February 28, 2013, and a five year option to a key employee for 10,000 shares, each of the options vesting in equal increments every 12 months commencing February 28, 2009 with the 7,500 share unvested portion of the 10,000 share option cancelled due to resignation of the employee resulting in an expense reversal of approximately $7 during the three months ended March 31, 2010.  The 2,500 vested option shares expired in April, 2010.  The grant date fair value of approximately $166 for the remaining 50,000 share option is being expensed over the four-year vesting period with approximately $12 expense recorded during the three months ended March 31, 2010 and for the same period of the preceding year.

On February 27, 2009 we granted stock awards for 5,000 shares to our four non-employee directors, one of whom became an employee director in September, 2009.  These awards vested immediately with an expense of $28 recorded during the three months ended March 31, 2009.

On June 11, 2009 we granted stock awards for 10,000 shares to our four non-employee directors, one of whom became an employee director in September, 2009.  The awards vest one year from the date of issuance.  The expense of $51 is being recorded over the one year period until the awards vest with approximately $13 expense recorded during the three months ended March 31, 2010.

NOTE 6--COMMITMENTS

We have entered into a three-year grant agreement with the University of Cincinnati, College of Medicine, under which we will provide $265 per year for three years to support basic and clinical research and education relating to kidney disease.  We are providing the University with the amounts due under the grant at the end of the first quarter of each of the three years of the agreement. As of March 31, 2010 one year remained unpaid under the grant.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

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

On December 31, 2008, we acquired a Maryland dialysis center for approximately $6,627, including acquisition costs, resulting in approximately $5,715 of goodwill, the excess of the net purchase price over the estimated fair value of net assets acquired, including the valuation of a ten year non-competition agreement that is being amortized over the life of the agreement.  The goodwill is amortizable for tax purposes over 15 years.  We began recording the results of operations for the acquired company in our consolidated results of operations as of January 1, 2009.

We have determined there is no impairment of goodwill related to any of our acquisitions.

DIALYSIS CORPORATION OF AMERICA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)
(dollars in thousands, except per share amounts)

NOTE 8--EQUITY

The changes in equity for the three months ended March 31, 2010 are summarized as follows:

	Stockholders
	Common Stock	Additional Paid-in Capital	Retained Earnings	Total	Noncontrolling Interests	Total
Balance December 31, 2009	$96	$16,298	$22,034	$38,428	$5,828	$44,256
Stock related compensation expense	---	43	---	43	---	43
Capital contributions by noncontrolling interest	---	---	---	---	100	100
Distributions to noncontrolling interests	---	---	---	---	(749)	(749)
Net (loss) income	---	---	(117)	(117)	346	229
Balance March 31, 2010	$96	$16,341	$21,917	$38,354	$5,525	$43,879

NOTE 9--SUBSEQUENT EVENTS

On April 13, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), between and among U.S. Renal Care, Inc., a Delaware corporation (“USRC”), and Urchin Merger Sub, Inc., a Florida corporation and a wholly owned subsidiary of USRC (“Merger Sub”), pursuant to which, and subject to the terms and conditions set forth therein, on April 22, 2010, Merger Sub commenced a cash tender offer (the “Tender Offer”) to acquire all of our issued and outstanding shares of common stock, par value $0.01 per share, at a price per share equal to $11.25, net to the seller in cash, without interest and subject to any required withholding of taxes (the “Per Share Consideration”).  The Merger Agreement provides that the Tender Offer will expire 20 business days following the commencement of the Tender Offer, subject to certain extension rights and obligations set forth in the Merger Agreement, provided that Merger Sub shall not be required to extend the expiration date of the Tender Offer beyond January 31, 2011.

To the extent our common stock is not fully acquired in the Tender Offer, Merger Sub, subject to shareholder approval, if necessary, and at that time it is anticipated USRC will control the company and its equity interests, will merge with our company (the “Merger”) with the common stock then remaining to receive the Per Share Consideration.  As a result of the Merger, our company will be a wholly-owned subsidiary of USRC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Information

The statements contained in this quarterly report on Form 10-Q for the quarter ended March 31, 2010, that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, from time to time, we or our representatives have made or may make forward looking statements, orally or in writing, and in press releases.  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors for forward-looking statements.  Certain of the forward-looking statements include management’s expectations, intentions, beliefs and strategies regarding the growth of our company and our future operations, the character and development of the dialysis industry, anticipated revenues, our need for and sources of funding for expansion opportunities and construction, expenditures, costs and income, our business strategies and plans for future operations, potential business combinations, the completion of Tender Offer and Merger with Merger Sub and USRC (see Note 9 to “Notes to Consolidated Financial Statements” and “Merger Agreement” below), and similar expressions concerning matters that are not considered historical facts.  Forward-looking statements also include our statements regarding liquidity, anticipated cash needs and availability, and anticipated expense levels in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” commonly known as MD&A.  Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan” and “belief,” and words and terms of similar substance used in connection with any discussions of future operating or financial performance identify forward-looking statements.  Such forward-looking statements, like all statements about expected future events, are based on assumptions and are subject to substantial risks and uncertainties that could cause actual results to materially differ from those expressed in the statements, including the general economic and market conditions which substantially deteriorated over the last two years, and continue in a global economic decline to date, business opportunities pursued or not pursued, competition, changes in federal and state laws or regulations affecting the company and our operations, and other factors discussed periodically in our filings.  Many of the foregoing factors are beyond our control.  Among the factors that could cause actual results to differ materially are the factors detailed in the risks discussed in Item 1A, “Risk Factors,” beginning on page 21 of our 2009 Annual Report.  If any of such events occur or circumstances arise that we have not assessed, they could have a material adverse effect upon our revenues, earnings, financial condition and business.  The trading price of our common stock has recently significantly increased based upon the Tender Offer and Merger regarding the common stock of the company, which has a Per Share Consideration of $11.25.  Accordingly, readers are cautioned not to place too much reliance on such forward-looking statements.  We filed an amendment to our 2009 Annual Report on Form 10-K/A on April 30, 2010 to provide Part III information, which information had been incorporated by reference by our 2009 Annual Report, to wit, Item 9, “Directors, Executive Officers and Corporate Governance,” Item 10, “Executive Compensation,” Item 11, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” Item 12, “Certain Relationships and Related Transactions, and Director Independence,” and Item 13, “Principal Accountant Fees and Services,” from a proxy statement we had anticipated to file within 120 days of December 31, 2009, our year end, which proxy statement was not filed due to our entering into the Merger Agreement on April 13, 2010 with USRC and its wholly-owned subsidiary, Merger Sub.  On April 22, 2010, Merger Sub proceeded with a Tender Offer for all the common stock of the company to be followed by a merger of Merger Sub with the company.  In the event the Tender Offer and Merger are consummated, we will not be holding an annual meeting of shareholders for the election of directors, and, accordingly, will not be filing a definitive proxy statement regarding such meeting.

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

The forward-looking statements speak only as of the date of this quarterly report, except for the current Tender Offer and Merger, and except as required by law, we undertake no obligation to rewrite or update such statements to reflect subsequent events.

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

Overview

We provide dialysis services, primarily kidney dialysis treatments through 36 outpatient dialysis centers, to patients with chronic kidney failure, also known as end-stage renal disease or ESRD.  We provide dialysis treatments to dialysis patients of 11 hospitals and medical centers through acute inpatient dialysis services agreements with those entities.  We also provide homecare services, including home peritoneal dialysis.  We engage in medical product sales, which is not a significant part of our business.

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

Kt/V is a formula that measures the amount of dialysis delivered to the patient, based on the removal of urea, an end product of protein metabolism.  Kt/V provides a means to determine an individual dialysis prescription and to monitor the effectiveness or adequacy of the dialysis treatment as delivered to the patient. We believe it is critical to achieve a Kt/V level of greater than 1.2 for as many patients as possible.  Approximately 98% of our patients had a Kt/V level greater than 1.2 for the first quarter ended March 31, 2010, compared to approximately 97% for the fourth quarter ended December 31, 2009.

Anemia is a shortage of oxygen-carrying red blood cells.  Because red blood cells bring oxygen to all the cells in the body, untreated anemia can cause severe fatigue, heart disorders, difficulty concentrating, reduced immune function, and other problems.  Anemia is common among renal patients, caused by insufficient erythropoietin, iron deficiency, repeated blood losses, and other factors.  Anemia can be detected with a blood test for hemoglobin or hematocrit. It is ideal to have as many patients as possible with hemoglobin levels above 11.  Approximately 78% of our patients had a hemoglobin level greater than 11 for the first quarter ended March 31, 2010, compared to approximately 80% for the fourth quarter ended December 31, 2009.

Vascular access is the site on a patient’s body where blood is removed and returned during dialysis.  The Center for Medicare and Medicaid Services, CMS has indicated that fistulas are the “gold standard” for establishing access to a patient’s circulatory system in order to provide life sustaining dialysis.  Approximately 63% of our patients were dialyzed with a fistula during the first quarter ended March 31, 2010, compared to approximately 60% for the fourth quarter ended December 31, 2009.

Patient Treatments

The following table shows the number of in-center, home and peritoneal and acute inpatient treatments performed by us through the dialysis centers we operate, and in those hospitals and medical centers with which we have inpatient acute service agreements for the periods presented:

	Three Months Ended March 31,
	2010	2009
In center	65,119	66,137
Home and peritoneal	3,993	3,858
Acute	1,414	1,495
	70,526	71,490

Same Center Growth

We endeavor to increase same center growth by adding quality staff and management and attracting new patients to our existing facilities.  We seek to accomplish this objective by rendering high caliber patient care in convenient, safe and pleasant conditions.  We believe that we have adequate space and stations within our facilities to accommodate greater patient volume and maximize our treatment potential.  We experienced approximately a 1% decrease in dialysis treatments for the first quarter of 2010 at centers that were operable during the entire first quarter of the preceding year compared to a 3% increase for the first quarter of 2009.

New Business Development

Our future growth depends primarily on the availability of suitable dialysis centers for development or acquisition in appropriate and acceptable areas, and our ability to manage the development costs for these potential dialysis centers while competing with larger companies, some of which are public companies or divisions of public companies with greater numbers of personnel and financial resources available for acquiring and/or developing dialysis centers in areas targeted by us.  Additionally, there is intense competition for qualified nephrologists who would serve as medical directors of dialysis facilities. We opened one new Ohio dialysis center during the first quarter of 2010 and have one Ohio dialysis center under development.  There is no assurance as to when any new dialysis centers or inpatient service contracts with hospitals will be implemented, or the number of stations, or patient treatments such center or service contract may involve, or if such center or service contract will ultimately be profitable.

Start-up Losses

It has been our experience that newly established dialysis centers, although contributing to increased revenues, have adversely affected our results of operations in the short term due to start-up costs and expenses and a smaller patient base. These losses are typically a result of several months of pre-opening costs, and six to eighteen months of post opening costs, in excess of revenues. We consider new dialysis centers to be “start-up centers” through their initial 12 months of operations, or when they achieve consistent profitability, whichever is sooner. For the quarter ended March 31, 2010, we incurred an aggregate of approximately $192 thousand in pre-tax losses for start-up centers compared to $61 thousand for the same period of the preceding year.

EPO Utilization

We also provide ancillary services associated with dialysis treatments, including the administration of EPO for the treatment of anemia in our dialysis patients.  EPO is a bio-engineered protein that stimulates the production of red blood cells.  A deteriorating kidney loses its ability to regulate the red blood cell counts, which typically results in anemia.  EPO is currently available from only one manufacturer.  If our available supply of EPO were reduced, either by the manufacturer or due to excessive demand, our revenues and net income would be adversely affected.  The manufacturer of EPO could implement price increases which would adversely affect our net income.  In February, 2010, OIG issued a subpoena for certain of our documents relating to our utilization of EPO.  We are cooperating with the government and have provided the requested documents.  See Note 1 to “Notes to Consolidated Financial Statements.”

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

Reimbursement

Approximately 55% of our medical services revenues for the first quarter of 2010 were derived from Medicare and Medicaid reimbursement with rates established by CMS, and which rates are subject to legislative changes.  Dialysis is typically reimbursed at higher rates from private payors, such as a patient’s insurance carrier, as well as higher payments received under negotiated contracts with hospitals for acute inpatient dialysis services.  The breakdown of our revenues by type of payor and the breakdown of our medical services revenues (in thousands) derived from our primary revenue sources and the percentage of total medical services revenue represented by each source for the periods presented are provided in Note 1 to “Notes to Consolidated Financial Statements.”

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

Results of Operations

The following table shows our results of operations (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Medical services revenue	$23,640	$23,168
Product sales	298	289
Total sales	23,938	23,457

Cost of medical services	14,987	14,431
Cost of product sales	149	160
Total cost of sales	15,136	14,591
Corporate selling, general and administrative expenses	3,119	2,862
Facility selling, general and administrative expenses	3,905	3,729
Total selling, general and administrative expense	7,024	6,591
Stock compensation expense	43	85
Depreciation and amortization	852	726
Provision for doubtful accounts	628	671
Total operating costs and expenses	23,683	22,664

Operating income	255	793

Other income (expense), net	26	(14)

Income before income taxes	281	779

Income tax provision	52	242

Net income	229	537

Less: net income attributable to noncontrolling interests	346	357

Net (loss) income attributable to the company	$(117)	$180

Medical services revenue increased approximately $472 thousand (2%) for the three months ended March 31, 2010, compared to the same period of the preceding year.  Medical services revenue for the three months ended March 31, 2009 includes approximately $3 thousand of amounts previously included in excess insurance liability that was determined to be non-refundable with no such amounts recorded during the three months ended March 31, 2010.  Dialysis treatments performed decreased from 71,490 during the first quarter of 2009 to 70,526 during the first quarter of 2010, a 1% decrease.

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

Operating income decreased approximately $537 thousand (68%) for the three months ended March 31, 2010, compared to the preceding year. This reduction includes the effect of approximately $300 thousand in legal and other costs associated with our pending acquisition by USRC (see “Cautionary Notice Requiring Forward-Looking Information” above and “Merger Agreement” below) and the OIG investigation regarding our utilization of EPO (see Note 1 to “Notes to Consolidated Financial Statements”).  These costs are included as a component of corporate selling, general and administrative expense.  Start-up costs associated with our new centers was approximately $192 thousand for the three months ended March 31, 2010 compared to $61 thousand for the same period of the preceding year.

Cost of medical services sales as a percentage of sales increased to 63% for the three months ended March 31, 2010, compared to 62% for the same period of the preceding year, which includes increases in supply costs and payroll costs as a percentage of sales revenues.

Approximately 30% of our medical services revenue for the three months ended March 31, 2010 and 29% for the same period of the preceding year derived from the administration of EPO to our dialysis patients.

Our medical products operation represents a minor portion of our operations.  Medical products operating revenues of $298 thousand for the first quarter of 2010 and $289 thousand for the same period of the preceding year (1.2% of operating revenues for each period).  Operating income for the medical products operation was $62 thousand for the first quarter of 2010 and $53 thousand for the same period of the preceding year (24.3% of first quarter 2010 and 6.7% of first quarter 2009 operating income).

Cost of sales for our medical products operation amounted to 50% of sales of that division for the three months ended March 31, 2010 and 55% for the same period of the preceding year.  Cost of sales for this operation is largely related to product mix.

Selling, general and administrative expenses represent those corporate and facility costs not directly related to the care of patients, including, among others, administration, accounting and billing.  Corporate selling, general and administrative expenses increased approximately $257 thousand (9%) from $2.9 million to $3.1 million for the three months ended March 31, 2010 compared to the same period of the preceding year which reflects approximately $300 thousand costs associated with our pending acquisition by USRC (see “Cautionary Notice Regarding Forward-Looking Information” above and “Merger Agreement” below) and the OIG investigation (see Note 1 to “Notes to Consolidated Financial Statements”), as well as increase support activities resulting from expanded operations, ongoing investments in our infrastructure and the cost of development activities.  Facility selling, general and administrative expenses increased approximately $176 thousand (5%) from $3.7 million to $3.9 million for the three months ended March 31, 2010 compared to the same period of the preceding year.  The increase includes the centers that commenced operations during first quarter of 2010 or were still in their startup phase.  Total selling, general and administrative expenses as a percentage of medical services revenue amounted to approximately 30% for the three months ended March 31, 2010 compared to 28% for the same period of the preceding year.

Provision for doubtful accounts decreased approximately $43 thousand for the three months ended March 31, 2010, compared to the same period of the preceding year, which reflects changes in the commercial patient portion of our payor mix.  The provision amounted to 2.7% of medical services revenue for the three months ended March 31, 2010 and 2.9% for the same period of the preceding year.  Medicare bad debt recoveries of $515 thousand were recorded during the three months ended March 31, 2010, compared to approximately $55 thousand for the same period of the preceding year.  Without the effect of the Medicare bad debt recoveries, the provision for doubtful accounts would have amounted to 4.8% of medical services revenue for the three months ended March 31, 2010, and 3.1% for the same period of the preceding year.  The provision for doubtful accounts reflects our collection experience with the impact of that experience included in accounts receivable presently reserved, plus recovery of accounts previously considered uncollectible from our Medicare cost report filings.  The provision for doubtful accounts is determined under a variety of criteria, primarily aging of the receivables and payor mix.  Accounts receivable are estimated to be uncollectible based upon various criteria including the age of the receivable, historical collection trends and our understanding of the nature and collectibility of the receivables, and are reserved for in the allowance for doubtful accounts until they are written off.

As of March 31, 2010, approximately $4.5 million in unreserved accounts receivable, representing approximately 21% of our total accounts receivable balance, were more than six months old.  Approximately 0.4% of our treatments are classified as “patient pay”.  Virtually all revenue is realized from government and commercial payors.

Days’ sales outstanding were 83 as of March 31, 2010, compared to 78 as of December 31, 2009.  Days’ sales outstanding are impacted by the expected and typical slower receivable turnover at our new centers opened and by payor mix.  Based on our collection experience with the different payor groups comprising our accounts receivable, our analysis indicates that our allowance for doubtful accounts reasonably estimates the amount of accounts receivable that we will ultimately not collect.

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

Non-operating income amounted to approximately $26 thousand for the three months ended March 31, 2010, compared to non-operating expense of approximately $14 thousand for the same period of the preceding year which included an increase in rental income of $7 thousand, a decrease in interest income of $15 thousand from lower interest rates on invested funds and lower average invested funds, a decrease in interest expense of $46 thousand resulting from lower interest rates and an increase in miscellaneous other income of $2 thousand.

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

Liquidity and Capital Resources

Working capital totaled approximately $16.9 million at March 31, 2010, which reflected a decrease of $1.0 million (6%) during the three months ended March 31, 2010.  Included in the changes in components of working capital was a decrease in cash and cash equivalents of $274 thousand, which included net cash provided by operating activities of $1.9 million; net cash used in investing activities of $1.5 million (consisting primarily additions to property and equipment); and net cash used in financing activities of $668 thousand (including debt payments of $19 thousand capital contributions by non-controlling interest of $100 thousand and distributions to noncontrolling interests of $749 thousand).

Net cash provided by operating activities consists of net income attributable to the company before non-cash items which for the first quarter of 2010 consisted of depreciation and amortization of $852 thousand, provision for doubtful accounts of $628 thousand, and non-cash stock and stock option compensation expense of $43 thousand, as adjusted for changes in components of working capital.  Significant changes in components of working capital, in addition to the $274 thousand decrease in cash, included an increase in prepaid expenses and other current assets of $821 thousand, including a $515 thousand increase related to estimated Medicare bad debt recoveries, an increase in accounts payable of $1.7 million, and a decrease in accrued expenses of $168 thousand.  The major uses of cash in operating activities are supply costs, payroll, independent contractor costs, and costs for our leased facilities.

Our Easton, Maryland building has a mortgage to secure a subsidiary development loan.  This loan had a remaining principal balance of $458 thousand at March 31, 2010 and $465 thousand at December 31, 2009.  In April, 2001, we obtained a five-year mortgage on our building in Valdosta, Georgia which we refinanced upon maturity in April, 2006 for an additional five years with a new maturity of April, 2011. This loan had an outstanding principal balance of approximately $498 thousand at March 31, 2010 and $510 thousand at December 31, 2009.

We opened one new Ohio dialysis center during the first quarter of 2010 and have one Ohio dialysis center under development.

Capital is needed primarily for the development of outpatient dialysis centers. The construction of a 15 station facility, typically the size of our dialysis facilities, costs in the range of $1.0 to $1.5 million, depending on location, size and related services to be provided, which includes equipment and initial working capital requirements. Acquisition of an existing dialysis facility is more expensive than construction, although acquisition would provide us with an immediate ongoing operation, which most likely would be generating income. Although our expansion strategy focuses primarily on construction of new centers, we have expanded through acquisition of dialysis facilities and continue to review potential acquisitions.  Development of a dialysis facility to initiate operations takes four to six months and usually up to 12 months or longer to generate earnings.  We consider some of our centers to be in the developmental stage since they have not developed a patient base sufficient to generate and sustain earnings.

We are seeking to expand our outpatient dialysis treatment facilities and inpatient dialysis care and are presently in different phases of negotiations with physicians and others for the development or acquisition of additional outpatient centers.  Such expansion requires capital.  We have been funding our expansion through internally generated cash flow and a revolving line of credit with KeyBank National Association.  To assist with our expansion we have a $25.0 million revolving line of credit with KeyBank National Association maturing November 4, 2011.  We had outstanding borrowings of $7.3 million under this credit facility as of March 31, 2010 and December 31, 2009.  No assurance can be given that we will be successful in our growth strategy or that available financing will be adequate to support such expansion.

Merger Agreement

On April 13, 2010, we entered into the Merger Agreement between and among USRC and its wholly owned subsidiary, Merger Sub, pursuant to which, and subject to the terms and conditions set forth therein, on April 22, 2010, Merger Sub commenced a cash Tender Offer to acquire all of our issued and outstanding shares of common stock, par value $0.01 per share, at the Per Share Consideration equal to $11.25, net to the seller in cash.  The Merger Agreement provides that the Tender Offer will expire 20 business days following the commencement of the Tender Offer, subject to certain extension rights and obligations set forth in the Merger Agreement, provided that Merger Sub shall not be required to extend the expiration date of the Tender Offer beyond January 31, 2011.  In order to acquire any remaining shares of our common stock outstanding subsequent to the Tender Offer, Merger Sub will be merged into our company, the remaining common stock will be acquired at the Per Share Consideration, and our company will become a wholly-owned subsidiary of USRC.

New Accounting Pronouncements

In January, 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and timing of the transfers.  Additionally, the guidance requires a roll forward of purchase, sale, issuance and settlement activities for the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this new guidance is not expected to have a material impact on our financial statements.

In February, 2010, the FASB issued guidance to amend the disclosure requirements regarding subsequent events which removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated.  Adoption of this new guidance, which became effective immediately upon issuance, results in presentation differences but will not otherwise affect our financial statements.

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

Sensitivity of results of operations to interest rate risks on our investments is managed by conservatively investing funds in liquid interest bearing accounts of which we held approximately $2.4 million at March 31, 2010.

Interest rate risk on debt is managed by negotiation of appropriate rates for equipment financing and other fixed rate obligations based on current market rates.  There is an interest rate risk associated with our variable rate debt obligations, which totaled approximately $8.3 million at March 31, 2010.

We have exposure to both rising and falling interest rates.  Due to the global financial crisis and the correspondingly exceedingly low interest rates on invested funds, there was no substantial risk of a decrease in interest income as a result of decreased yields at March 31, 2010.  Assuming a relative 15% increase in rates on our period-end variable rate debt would have resulted in a negative impact of approximately $7 thousand on our results of operations for the quarter ended March 31, 2010.

We do not utilize financial instruments for trading or speculative purposes and do not currently use interest rate derivatives.

Item 4.  Controls and Procedures

Effectiveness of Disclosure Controls and Procedures.

As of the end of the period of this quarterly report on Form 10-Q for the first quarter ended March 31, 2010, management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, and our Vice President of Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. These disclosure controls and procedures are designed to provide reasonable assurance that, among other things, information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon such evaluation, our President and Chief Executive Officer, and our Chief Financial Officer, have concluded that, as of the end of such period, our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by our company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC’s rules and forms.

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 13, 2010, subsequent to the end of the first quarter to which this quarterly report relates and the date the company entered into the Merger Agreement with USRC and Merger Sub, the company issued stock awards for 173,700 shares of its common stock to 19 individuals, including nine of its officers and directors, two of its counsel, and key employees and several others who have been affiliated with the company for many years.  The awards were granted as compensation for services rendered and to be rendered, and provide for the issuance of restricted common stock vesting in equal quarterly amounts on each April 12th from 2011 to 2014, with vesting accelerating upon a change in control of the company, including the Tender Offer and Merger as described above in Note 9, “Subsequent Events” to “Notes to Consolidated Financial Statements,” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Quarterly Report.  The awardees must be affiliated with the company at the time of vesting.  All of the officers’ and directors’ restricted stock is subject to a Tender and Voting Agreement under which each has agreed to tender his/her shares (including the restricted stock awards) in accordance with the terms of the Tender Offer, and provides USRC and Merger Sub with a proxy to vote his/her shares, primarily for the transactions contemplated in the Merger Agreement and against the approval or adoption of any Alternative Transaction as defined in the Merger Agreement.

Although the restricted common stock has been issued pursuant to the stock awards, they are being held by the Secretary of the company and are not to be released to the awardees until vesting through April 12, 2014 or vesting otherwise accelerates, and are accordingly not deemed or included in the company’s outstanding shares.

The only other unregistered issuance of our equity securities that may be deemed a sale during the first quarter ended March 31, 2010 was the vesting on January 9, 2010 of 3,125 shares of common stock pursuant to a grant of 13,500 shares of restricted stock awards to key employees on January 10, 2008 (a 1,000 share award was cancelled due to a termination of one key employee), which awards vest in equal quarterly amounts on each January 9 through 2012.  The above transaction has been previously reported on a current report on Form 8-K dated June 29, 2006, and in our quarterly reports for 2009 and our 2009 Annual Report.

The sales of our equity securities as described above were exempt from the registration requirements of Section 5 of the Securities Act under the private placement exemptions of Section 4(2) and/or Regulation D of the Securities Act, based on the limited number of awardees, each of whom are officers, directors, key employees and several affiliated with the company for many years, knowledgeable concerning the affairs of the company.  In addition, all the stock awards upon vesting will be restricted from further distribution.  There are restrictive legends on the certificates and stop order instructions from further transfer on the records of the transfer agent.

The declaration and issuance of cash dividends are subject to the covenants in the KeyBank National Association credit facility, which precludes the payment of dividends (other than stock dividends).  We also have a mortgage with Ameris Bank on our property in Valdosta, Georgia which restricts the payment of dividends above 25% of our net worth.  See Note 3, “Long Term Debt,” to “Notes to Consolidated Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources” of Part I of this Quarterly Report.

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
Daniel R. Ouzts, Vice President,
Finance and Principle Accounting
Officer

Dated: May 10, 2010

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